Form 10-Q
period 2018-09-30
FVCBankcorp, Inc.
filed 2018-11-14
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number:  001-38647

FVCBankcorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	47-5020283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11325 Random Hills Road Suite 240
Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

(703) 436-3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,687,569 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2018

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash and due from banks	$8,939	$7,428
Interest-bearing deposits at other financial institutions	46,396	15,139
Securities held-to-maturity (fair value of $1.7 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively)	1,761	1,760
Securities available-for-sale, at fair value	111,370	115,952
Restricted stock, at cost	3,800	3,438
Loans, net of allowance for loan losses of $8.6 million and $7.7 million at September 30, 2018 and December 31, 2017, repectively	969,728	880,952
Premises and equipment, net	1,420	1,236
Accrued interest receivable	3,652	2,964
Prepaid expenses	928	698
Deferred tax assets, net	3,664	3,155
Core deposit intangible, net	83	99
Bank owned life insurance (BOLI)	16,297	15,969
Other real estate owned (OREO)	3,866	3,866
Other assets	3,533	568

Total assets	$1,175,437	$1,053,224

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$211,808	$175,446
Interest-bearing checking, savings and money market	498,325	379,101
Time deposits	283,853	373,616

Total deposits	$993,986	$928,163

Federal funds purchased	$15,000	$—
Subordinated notes, net of issuance costs	24,387	$24,327
Accrued interest payable	881	417
Accrued expenses and other liabilities	2,407	2,034

Total liabilities	$1,036,661	$954,941

Commitments and Contingent Liabilities

Stockholders’ Equity

	2018	2017
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—

Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	12,831,040	10,868,984	129	109
Additional paid-in capital			107,358	74,008
Retained earnings			35,318	25,859
Accumulated other comprehensive (loss), net			(4,029)	(1,693)
Total stockholders’ equity			$138,776	$98,283

Total liabilities and stockholders’ equity			$1,175,437	$1,053,224

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and nine months ended September 30, 2018 and 2017

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Interest and Dividend Income
Interest and fees on loans	$11,977	$9,610	$33,841	$27,443
Interest and dividends on securities held-to-maturity	13	13	39	39
Interest and dividends on securities available-for-sale	661	613	1,992	1,800
Dividends on restricted stock	57	52	170	169
Interest on deposits at other financial institutions	165	23	242	50
Total interest and dividend income	$12,873	$10,311	$36,284	$29,501

Interest Expense
Interest on deposits	$2,584	$1,717	$7,018	$4,499
Interest on federal funds purchased	16	1	17	3
Interest on short-term debt	—	28	67	157
Interest on long-term debt	—	—	—	1
Interest on subordinated notes	395	395	1,185	1,185
Total interest expense	$2,995	$2,141	$8,287	$5,845

Net Interest Income	$9,878	$8,170	$27,997	$23,656

Provision for loan losses	351	250	990	765
Net interest income after provision for loan losses	$9,527	$7,920	$27,007	$22,891

Noninterest Income
Service charges on deposit accounts	$158	$146	$452	$402
Gains on sale of securities available-for-sale	—	15	—	134
BOLI income	110	115	329	740
Other fee income	480	77	714	228
Total noninterest income	$748	$353	$1,495	$1,504

Noninterest Expenses
Salaries and employee benefits	$3,491	$2,950	$10,000	$8,798
Occupancy and equipment expense	591	559	1,743	1,672
Data processing and network administration	321	275	886	772
State franchise taxes	296	252	888	789
Audit, legal and consulting fees	147	123	434	352
Merger and acquisition expense	274	—	671	—
Loan related expenses	61	67	179	218
FDIC insurance	133	92	358	304
Marketing, business development and advertising	89	41	269	238
Director fees	121	105	353	296
Postage, courier and telephone	50	52	150	140
Internet banking	83	63	225	178
Dues, memberships & publications	36	32	118	92
Bank insurance	47	35	127	100
Printing and supplies	38	28	100	84
Bank charges	33	17	102	54
State assessments	34	38	106	97
Core deposit intangible amortization	5	5	16	15
Other operating expenses	98	127	305	225
Total noninterest expenses	$5,948	$4,861	$17,030	$14,424

Net income before income tax expense	$4,327	$3,412	$11,472	$9,971

Income tax expense	942	1,177	2,013	3,287

Net income	$3,385	$2,235	$9,459	$6,684

Earnings per share, basic	$0.30	$0.21	$0.85	$0.65

Earnings per share, diluted	$0.27	$0.19	$0.78	$0.60

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net income	$3,385	$2,235	$9,459	$6,684
Other comprehensive gain (loss):
Unrealized gain (loss) on securities available for sale, net of tax benefit of $144 and $621 for the three and nine months ended September 30, 2018, repectively, net of tax expense $56 and $242 for the three and nine months ended September 30, 2017, respectively.	(540)	108	(2,336)	468
Reclassification adjustment for gains realized in income, net of tax of $0 for the three and nine months ended September 30, 2018, and net of tax $5 and $46 for the three and nine months ended September 30, 2017, respectively.	—	(10)	—	(88)
Total other comprehensive income (loss)	$(540)	$98	$(2,336)	$380
Total comprehensive income	$2,845	$2,333	$7,123	$7,064

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2018 and 2017

(In thousands, except per share amounts)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2016	8,143	$82	$63,145	$17,884	$(1,299)	$79,812
Net income	—	—	—	6,684	—	6,684
Other comprehensive income	—	—	—	—	380	380
Common stock issuance at $20 per share	500	5	9,995	—	—	10,000
5-for-4 stock split	2,171	22	(22)	(4)	—	(4)
Common stock issuance for options exercised	43	—	193	—	—	193
Stock-based compensation expense	—	—	480	—	—	480
Balance at September 30, 2017	10,857	$109	$73,791	$24,564	$(919)	$97,545

Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	9,459	—	9,459
Other comprehensive loss	—	—	—	—	(2,336)	(2,336)
Common stock issuance at $20 per share	1,750	18	31,737	—	—	31,755
Common stock issuance for options exercised	212	2	1,082	—	—	1,084
Stock-based compensation expense	—	—	531	—	—	531
Balance at September 30, 2018	12,831	$129	$107,358	$35,318	$(4,029)	$138,776

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(In thousands)

(Unaudited)

	2018	2017
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,459	$6,684
Depreciation	340	408
Provision for loan losses	990	765
Net amortization of premium of securities	419	430
Net amortization of deferred loan costs and purchase premiums	491	965
Amortization of subordinated debt issuance costs	60	60
Stock-based compensation expense	531	480
BOLI income	(329)	(740)
Realized gains on securities sales	—	(134)
Core deposits intangible amortization	16	15
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(3,771)	(434)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	837	(805)
Net cash provided by operating activities	$9,043	$7,694

Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$245	$250
Increase in interest-bearing deposits at other financial institutions	(31,257)	(18,617)
Purchases of securities available-for-sale	(11,815)	(16,815)
Proceeds from sales of securities available-for-sale	—	1,586
Proceeds from redemptions of securities available-for-sale	12,776	10,982
Net purchase of restricted stock	(362)	(175)
Net increase in loans	(90,257)	(59,910)
Proceeds of BOLI, net	—	(4,285)
Purchases of premises and equipment, net	(524)	(392)
Net cash used in investing activities	$(121,194)	$(87,376)

Cash Flows From Financing Activities
Net increase (decrease) in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$155,586	$(6,150)
Net (decrease) increase in time deposits	(89,763)	77,013
Increase in federal funds purchased	15,000	100
Net increase in FHLB advances	—	500
Cash paid in lieu of fractional shares	—	(4)
Common stock issuance	32,839	10,193
Net cash provided by financing activities	$113,662	$81,652

Net increase in cash and cash equivalents	$1,511	$1,970

Cash and cash equivalents, beginning of year	7,428	5,174

Cash and cash equivalents, end of year	$8,939	$7,144

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,823	$5,310
Cash payments for income taxes	$4,892	$4,834

Supplemental Disclosures of Noncash Investing Activity
Unrealized (losses) gains on securities available for sale	$(2,957)	$580

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 1.                                 Organization and Summary of Significant Accounting Policies

Organization

FVCBankcorp, Inc. (the “Company”), a Virginia corporation, was formed in 2015 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Fairfax, Virginia. The Company conducts its business activities through the branch offices of its wholly owned subsidiary bank, FVCbank (the “Bank”). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. metropolitan area. The Bank commenced regular operations on November 27, 2007 and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. It is subject to the regulations of the Federal Reserve System and the State Corporation Commission of Virginia.  Consequently, it undergoes periodic examinations by these regulatory authorities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2017, included in its Prospectus filed with the Securities and Exchange Commission on September 17, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. There have been no changes to these policies during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements”). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company has six leases and is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently identifying third party vendors to assist in the measurement of expected credit losses under this standard and has identified an implementation committee to assess the impact that ASU 2016-13 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date.  Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 2.                                 Stock Offering

During September 2018, the Company completed its initial public offering (the “IPO”), which resulted in $35.0 million in gross proceeds and $31.8 million, net of issuance costs, for which the Company issued 1.75 million shares of common stock at $20 per share.

Note 3.                                 Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2018 and December 31, 2017, are as follows:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(10)	$254
Securities of U.S. government and federal agencies	1,497	—	(45)	1,452
Total Held-to-maturity Securities	$1,761	$—	$(55)	$1,706

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(66)	$934
Securities of state and local municipalities tax exempt	3,682	—	(105)	3,577
Securities of state and local municipalities taxable	2,432	—	(93)	2,339
Corporate bonds	5,000	12	(81)	4,931
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(10)	190
Mortgage-backed securities	85,777	—	(3,692)	82,085
Collateralized mortgage obligations	18,134	—	(1,064)	17,070
Total Available-for-sale Securities	$116,470	$12	$(5,112)	$111,370

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$263	$3	$—	$266
Securities of U.S. government and federal agencies	1,497	—	(1)	1,496
Total Held-to-maturity Securities	$1,760	$3	$(1)	$1,762

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(32)	$968
Securities of state and local municipalities tax exempt	3,694	23	(1)	3,716
Securities of state and local municipalities taxable	2,591	3	(41)	2,553
Corporate bonds	5,000	57	(61)	4,996
Certificates of deposit	490	—	—	490
SBA pass-through securities	254	—	(8)	246
Mortgage-backed securities	84,614	—	(1,401)	83,213
Collateralized mortgage obligations	20,453	—	(683)	19,770
Total Available-for-sale Securities	$118,096	$83	$(2,227)	$115,952

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

At September 30, 2018 securities in the amount of $545 thousand were pledged with the Federal Reserve Bank and $8.8 million with Treasury Board of Virginia at the Community Bankers’ Bank.  There were no such securities pledged as of December 31, 2017.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position are as follows:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2018	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$934	$(66)	$934	$(66)
Securities of state and local municipalities tax exempt	3,577	(105)	—	—	3,577	(105)
Securities of state and local municipalities taxable	758	(3)	1,581	(90)	2,339	(93)
Corporate bonds	987	(13)	933	(68)	1,920	(81)
Certificates of deposit	244	(1)	—	—	244	(1)
SBA pass-through securities	—	—	190	(10)	190	(10)
Mortgage-backed securities	12,883	(249)	69,202	(3,443)	82,085	(3,692)
Collateralized mortgage obligations	1,028	(35)	16,042	(1,029)	17,070	(1,064)
Total	$19,477	$(406)	$88,882	$(4,706)	$108,359	$(5,112)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$968	$(32)	$968	$(32)
Securities of state and local municipalities tax exempt	272	(1)	—	—	272	(1)
Securities of state and local municipalities taxable	497	(3)	1,278	(38)	1,775	(41)
Corporate bonds	1,492	(7)	946	(54)	2,438	(61)
Certificates of deposit	245	—	—	—	245	—
SBA pass-through securities	—	—	246	(8)	246	(8)
Mortgage-backed securities	38,039	(404)	44,663	(997)	82,702	(1,401)
Collateralized mortgage obligations	2,731	(28)	17,040	(655)	19,771	(683)
Total	$43,276	$(443)	$65,141	$(1,784)	$108,417	$(2,227)

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

At September 30, 2018, the Company had two held-to-maturity securities in an unrealized loss position of less than twelve months. The fair value of the securities were $1.7 million and the unrealized loss was $55 thousand. At December 31, 2017, the Company had one held-to-maturity security in an unrealized loss position of less than twelve months. The fair value was $1.5 million and the unrealized loss was $1 thousand.

Securities of U.S. government and federal agencies: The unrealized losses on one available-for-sale and one held-to-maturity securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Securities of state and local municipalities: The unrealized losses on the investments in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Five of the nine investments carry an S&P investment grade rating of AA+ or above, one has a rating of AA-, one has an AA rating, while the remaining two do not carry a rating.

Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these two investments carries an S&P investment grade rating of A-. The remaining investment does not carry a rating.

Certificates of Deposit: The unrealized loss on the certificate of deposit was caused by interest rate increases. Certificates of deposit are cash deposits with a stated maturity at a correspondent bank of the Company. Because the Company does not intend to redeem the certificate prior to maturity, the Company does not consider that investment to be other-than-temporarily impaired at September 30, 2018.

SBA pass-through securities: The unrealized loss on the Company’s single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on those investments is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Company does not consider that investments to be other-than-temporarily impaired at September 30, 2018.

Mortgage-backed securities: The unrealized losses on the Company’s investment in sixty-two mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with thirty-one CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

In general, while the Company may, from time to time, sell portions of its investment securities portfolio as part of an investment strategy, the unrealized losses within the investment securities portfolio as of September 30, 2018 does not cause the Company to consider these investments to be other-than-temporarily impaired.

The amortized cost and fair value of securities as of September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2018
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Less than 1 year	$—	$—	$245	$244
After 1 year through 5 years	—	—	3,654	3,588
After 5 years through 10 years	1,761	1,706	26,783	25,818
After 10 years	—	—	85,788	81,720
Total	$1,761	$1,706	$116,470	$111,370

For the nine months ended September 30, 2018 and September 30, 2017, proceeds from maturities, calls and principal repayments of securities were $12.8 million and $11.0 million, respectively.  During the nine months ended September 30, 2018 and September 30, 2017, proceeds from sales of securities available-for-sale amounted to $0 and $1.6 million, gross

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

realized gains were $0 and $134 thousand, respectively. There were no realized losses as of September 30, 2018 or September 30, 2017.

Note 4.                                 Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	September 30, 2018	December 31, 2017

Commercial real estate	$593,541	$526,657
Commercial and industrial	108,522	98,150
Commercial construction	144,830	123,444
Consumer residential	106,329	108,926
Consumer nonresidential	26,327	32,232
	$979,549	$889,409
Less:
Allowance for loan losses	8,576	7,725
Unearned income and (unamortized premiums), net	1,245	732
Loans, net	$969,728	$880,952

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017, follows:

Allowance for Loan Losses

For the three months ended September 30, 2018

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,275	$869	$1,306	$604	$208	$36	$8,298
Charge-offs	—	—	—	—	(118)	—	(118)
Recoveries	—	10	—	—	35	—	45
Provision	209	18	31	10	69	14	351
Ending Balance	$5,484	$897	$1,337	$614	$194	$50	$8,576

Allowance for Loan Losses

For the nine months ended September 30, 2018

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	—	(128)	—	(214)
Recoveries	—	40	—	—	35	—	75
Provision	652	175	146	(12)	19	10	990
Ending Balance	$5,484	$897	$1,337	$614	$194	$50	$8,576

Allowance for Loan Losses

For the three months ended September 30, 2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,583	$817	$907	$571	$106	$28	$7,012
Charge-offs	—	—	—	—	(33)	—	(33)
Recoveries	—	42	—	—	—	—	42
Provision	149	(118)	68	19	30	102	250
Ending Balance	$4,732	$741	$975	$590	$103	$130	$7,271

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Allowance for Loan Losses

For the nine months ended September 30, 2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,266	$1,032	$375	$500	$121	$158	$6,452
Charge-offs	—	(44)	—	—	(33)	—	(77)
Recoveries	—	98	—	—	33	—	131
Provision	466	(345)	600	90	(18)	(28)	765
Ending Balance	$4,732	$741	$975	$590	$103	$130	$7,271

Allowance for Loan Losses

At December 31, 2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,266	$1,032	$375	$500	$121	$158	$6,452
Charge-offs	—	(44)	—	—	(33)	—	(77)
Recoveries	—	117	—	—	33	—	150
Provision	566	(337)	816	126	147	(118)	1,200
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following tables present the recorded investment in loans and impairment at September 30, 2018 and December 31, 2017, by portfolio segment:

Allowance for Loan Losses

At September 30, 2018

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,484	897	1,337	614	194	50	8,576
	$5,484	$897	$1,337	$614	$194	$50	$8,576

Loans Receivable

At September 30, 2018

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$724	$128	$—	$587	$—	$—	$1,439
Collectively evaluated for impairment	592,817	108,394	144,830	105,742	26,327	—	978,110
	$593,541	$108,522	$144,830	$106,329	$26,327	$—	$979,549

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Allowance for Loan Losses

At December 31, 2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,832	768	1,191	626	268	40	7,725
	$4,832	$768	$1,191	$626	$268	$40	$7,725

Loans Receivable

At December 31, 2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,882	$2,846	$—	$587	$5	$—	$5,320
Collectively evaluated for impairment	524,775	95,304	123,444	108,339	32,227	—	884,089
	$526,657	$98,150	$123,444	$108,926	$32,232	$—	$889,409

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Impaired loans by class at September 30, 2018 and December 31, 2017, are summarized as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

September 30, 2018
With no related allowance:
Commercial real estate	$724	$735	$—	$723	$31
Commercial and industrial	128	142	—	287	14
Commercial construction	—	—	—	—	—
Consumer residential	587	587	—	587	21
Consumer nonresidential	—	—	—	—	—
	$1,439	$1,464	$—	$1,597	$66

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

December 31, 2017
With no related allowance:
Commercial real estate	$1,882	$1,882	$—	$1,894	$108
Commercial and industrial	2,846	2,860	—	2,516	150
Commercial construction	—	—	—	—	—
Consumer residential	587	587	—	587	24
Consumer nonresidential	5	5	—	8	1
	$5,320	$5,334	$—	$5,005	$283

No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans.  This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

Pass — Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.

Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the enhanced possibility that the institution will sustain some loss if the deficiencies are not corrected.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Doubtful — Loans classified as doubtful include those loans which have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, improbable.

Loss — Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$592,684	$107,226	$144,830	$102,460	$26,308	$973,508
Special mention	675	199	—	3,282	19	4,175
Substandard	182	1,097	—	587	—	1,866
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$593,541	$108,522	$144,830	$106,329	$26,327	$979,549

As of December 31, 2017	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$525,808	$95,131	$123,444	$106,700	$32,208	$883,291
Special mention	695	543	—	1,639	24	2,901
Substandard	154	2,476	—	587	—	3,217
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$526,657	$98,150	$123,444	$108,926	$32,232	$889,409

Past due and nonaccrual loans presented by loan class were as follows at September 30, 2018 and December 31, 2017:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of September 30, 2018	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$2,097	$2,489	$690	$5,276	$588,265	$593,541	690	$183
Commercial and industrial	917	1,738	—	2,655	105,867	108,522	—	—
Commercial construction	—	—	561	561	144,269	144,830	561	—
Consumer residential	850	—	587	1,437	104,892	106,329	—	587
Consumer nonresidential	65	73	—	138	26,189	26,327	—	—
Total	$3,929	$4,300	$1,838	$10,067	$969,482	$979,549	$1,251	$770

As of December 31, 2017	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$—	$—	$154	$154	$526,503	$526,657	$—	$154
Commercial and industrial	—	—	48	48	98,102	98,150	48	—
Commercial construction	—	911	—	911	122,533	123,444	—	—
Consumer residential	275	—	587	862	108,064	108,926	—	587
Consumer nonresidential	—	—	—	—	32,232	32,232	—	—
Total	$275	$911	$789	$1,975	$887,434	$889,409	$48	$741

There were overdrafts of $26 thousand and $162 thousand at September 30, 2018 and December 31, 2017, which have been reclassified from deposits to loans. At September 30, 2018 and December 31, 2017 loans with a carrying value of $179.0 million and $128.7 million were pledged to the Federal Home Loan Bank of Atlanta.

There were no defaults of troubled debt restructurings (TDR’s) where the default occurred within twelve months of the restructuring during the nine months ended September 30, 2018.

There were no TDR’s originated in the nine months ended September 30, 2018. The following table presents the TDR’s originated during the nine months ended September 30, 2017:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

For the nine months ended September 30, 2017

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	—	$—	$—
Commercial and industrial	1	204	197
Commercial construction	—	—	—
Consumer residential	—	—	—
Consumer nonresidential	1	9	8
Consumer construction	—	—	—
Total	2	$213	$205

As of September 30, 2018, and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $267 thousand and $1.7 million, respectively.

The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Note 5.                                 Derivative Financial Instruments

In March 2018, the Company entered into Interest Rate Swap Agreements (“Swap Agreements”) to facilitate the risk management strategies needed in order to accommodate the needs of our banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheet (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2018. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. There were no such agreements outstanding as of December 31, 2017.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2018 were as follows:

	September 30, 2018
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$27,175	$(336)
Pay Fixed/Receive Variable Swaps	27,175	336

Note 6.                                 Financial Instruments with Off-Balance Sheet Risk

The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At September 30, 2018 and December 31, 2017, the following financial instruments were outstanding which contract amounts represent credit risk:

	September 30, 2018	December 31, 2017

Commitments to grant loans	$42,675	$23,078
Unused commitments to fund loans and lines of credit	188,891	170,802
Commercial and standby letters of credit	9,155	9,725

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.

The Company maintains its cash accounts with the Federal Reserve and correspondent banks.  The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $2.1 million and $608 thousand at September 30, 2018 and December 31, 2017, respectively.

Note 7.                                 Stock-Based Compensation Plan

The Company’s Amended and Restated 2008 Option Plan (the Plan), which is shareholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the shareholders approved an amendment to the Amended and Restated 2008 Plan to increase the number of shares authorized for issuance under the Plan by 200,000 shares.

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms.  At September 30, 2018, 240,035 shares were available to grant under the Plan.

No options were granted during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, 625 options were granted. For the nine months ended September 30, 2018, 7,643 options were withheld from issuance upon exercise of the options in order to cover the cost of the exercise by the participant.

A summary of option activity under the Plan as of September 30, 2018, and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)

Outstanding at January 1, 2018	2,218,210	$7.74	5.51
Granted	—	—
Exercised	(218,981)	5.55
Forfeited or expired	(12,025)	7.43
Outstanding at September 30, 2018	1,987,204	$7.99	5.22	$23,470,715
Exercisable at September 30, 2018	1,725,192	$7.61	4.92	$21,028,658

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the plan was $531 thousand and $480 thousand for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was unamortized compensation expense of $404 thousand that

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

will be amortized over a weighted average period of 23 months. Tax benefits recognized for qualified stock options during the nine months ended September 30, 2018 and 2017 totaled $288 thousand and $163 thousand.

A summary of the Company’s restricted stock grant activity as of September 30, 2018 is shown below. Prior to January 1, 2017, the Company had no restricted stock grants outstanding.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	66,155	$17.50
Granted	—	—
Vested	(718)	16.41
Forfeited	(680)	17.55
Balance at September 30, 2018	64,757	$17.52

As of September 30, 2018, there was $903 thousand of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 39 months.

Note 8.                                 Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 —	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 —

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 —	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

		Fair Value Measurements at
		September 30, 2018 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$934	$—	$934	$—
Securities of state and local municipalities tax exempt	3,577	—	3,577	—
Securities of state and local municipalities taxable	2,339	—	2,339	—
Corporate bonds	4,931	—	4,931	—
Certificates of deposit	244	—	244	—
SBA pass-through securities	190	—	190	—
Mortgage-backed securities	82,085	—	82,085	—
Collateralized mortgage obligations	17,070	—	17,070	—
Total Available-for-Sale Securities	$111,370	$—	$111,370	$—

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

		Fair Value Measurements at
		December 31, 2017 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$968	$—	$968	$—
Securities of state and local municipalities tax exempt	3,716	—	3,716	—
Securities of state and local municipalities taxable	2,553	—	2,553	—
Corporate bonds	4,996	—	4,996	—
Certificates of deposit	490	—	490	—
SBA pass-through securities	246	—	246	—
Mortgage-backed securities	83,213	—	83,213	—
Collateralized mortgage obligations	19,770	—	19,770	—
Total Available-for-Sale Securities	$115,952	$—	$115,952	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income. No loans were recorded at fair value at September 30, 2018 or December 31, 2017.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, which results in a Level 3 classification of the inputs for determining fair value. Other real estate owned properties are evaluated regularly for impairment and adjusted accordingly.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30, 2018 and	Assets	Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$3,866	$—	$—	$3,866

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2018 and December 31, 2017:

Quantitative information about Level 3 Fair Value Measurements
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range

Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017.  Fair values for September 30, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

		Fair Value Measurements as of September 30, 2018, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,939	$8,939	$—	$—
Interest-bearing deposits at other institutions	46,396	46,396	—	—
Securities held-to-maturity	1,761	—	1,706	—
Securities available-for-sale	111,370	—	111,370	—
Restricted stock	3,800	—	3,800	—
Loans, net	969,728	—	—	960,319
Bank owned life insurance	16,297	—	16,297	—
Accrued interest receivable	3,652	—	3,652	—

Financial liabilities:
Checking, savings and money market accounts	$710,133	$—	$710,133	$—
Time deposits	283,853	—	283,211	—
Federal funds purchased	15,000	—	15,000	—
Subordinated notes	24,387	—	23,222	—
Accrued interest payable	881	—	881	—

		Fair Value Measurements as of December 31, 2017, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,428	$7,428	$—	$—
Interest-bearing deposits at other institutions	15,139	15,139	—	—
Securities held-to-maturity	1,760	—	1,762
Securities available-for-sale	115,952	—	115,952	—
Restricted stock	3,438	—	3,438	—
Loans, net	880,952	—	—	876,569
Bank owned life insurance	15,969	—	15,969	—
Accrued interest receivable	2,964	—	2,964	—

Financial liabilities:
Checking, savings and money market accounts	$554,547	$—	$554,547	$—
Time deposits	373,616	—	371,782	—
Subordinated notes	24,327	—	23,462	—
Accrued interest payable	417	—	417	—

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 9.                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company.

The following shows the weighted average number of shares used in computing earnings per    share and the effect of weighted average number of shares of dilutive potential common stock.  Dilutive potential common stock has no effect on income available to common shareholders.  There were 0 and 3,500 shares excluded from the calculation for September 30, 2018 and 2017, respectively, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$3,385	$2,235	$9,459	$6,684

Weighted average number of shares	11,325	10,479	11,094	10,288

Options effect of dilutive securities	1,145	1,105	1,102	944

Weighted average diluted shares	12,470	11,584	12,196	11,232

Basic EPS	$0.30	$0.21	$0.85	$0.65
Diluted EPS	$0.27	$0.19	$0.78	$0.60

Note 10.                          Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2018 and 2017 are shown in the following table. The Company has only one component, which is available-for-sale securities, for the periods presented.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Available-for-Sale Securities	2018	2017	2018	2017
Balance, beginning of period	$(3,489)	$(1,017)	$(1,693)	$(1,299)
Net unrealized gains (losses) during the period	(540)	108	(2,336)	468
Net reclassification adjustment for gains realized in income	—	(10)	—	(88)
Other comprehensive income (loss), net of tax	(540)	98	(2,336)	380
Balance, end of period	$(4,029)	$(919)	$(4,029)	$(919)

The following table presents information related to reclassifications from accumulated other comprehensive income.

	Amount Reclassified from AOCI
	into Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Details about AOCI	2018	2017	2018	2017
Gains on sale of available-for-sale securities	$—	$15	$—	$134
Income tax expense	—	(5)	—	(46)
Total	$—	$10	$—	$88

Note 11.                          Federal Home Loan Bank (FHLB) Advances and Other Borrowings

FHLB advances and other borrowings at September 30, 2018 consist of the following:

		Weighted
	Amount	Average Rate

Federal funds purchased	$15,000	2.35%

FHLB advances	—	—
Total borrowings	$15,000	2.35%

At September 30, 2018, 1-4 family residential loans with a book value of $2.1 million, multi-family residential loans with a book value of $11.3 million, home equity lines of credit with a book value of $15.5 million and commercial real estate loans with book value of $103.6 million were pledged against an available line of credit with the Federal Home Loan Bank totaling $132.5 million as of September 30, 2018. The Bank obtained a letter of credit with the FHLB in the amount of $80.0 million for the purpose of collateral against Virginia public deposits. The remaining lendable collateral value at September 30, 2018 totaled $52.5 million.

The Company has unsecured lines of credit with correspondent banks totaling $144.0 million at September 30, 2018 and $44.0 million at December 31, 2017, available for overnight borrowing. At September 30, 2018 and December 31, 2017, $15.0 million and $0, respectively, of these lines of credit with correspondent banks were drawn upon.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 12.                          Subordinated Notes

On June 20, 2016, the Company issued $25 million in private placement of fixed-to-floating subordinated notes due June 30, 2026.  Interest is payable at 6.00% per annum, from and including June 20, 2016 to, but excluding June 30, 2021, payable semi-annually in arrears.  From and including June 30, 2021 to the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.

The Company may, at its option, beginning with the interest payment date of June 30, 2021 and on any scheduled interest payment date thereafter redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days’ notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.

The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At September 30, 2018 and December 31, 2017, $21 million of the proceeds of the Company’s subordinated notes have been included in the Bank’s Tier 1 capital.

Note 13.                          Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, BOLI income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and personal checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other

Other noninterest income consists of insurance commissions and other miscellaneous revenue streams not meeting the criteria above. The Company receives monthly recurring commissions based as a percentage of premiums issued and revenue is recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$158	$146	$452	$402
Fees, Exchange, and Other Service Charges	60	50	177	141
Other	10	7	37	40
Noninterest Income (in-scope of Topic 606)	228	203	666	583
Noninterest Income (out-scope of Topic 606)	520	150	829	921
Total Noninterest Income	$748	$353	$1,495	$1,504

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018, the Company did not have any significant contract balances.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Note 14.                          Subsequent Events

In accordance with ASC 855-10, “Subsequent Events,” the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

On October 12, 2018, the Company announced the completion of its acquisition of Colombo Bank (“Colombo”), pursuant to a previously announced definitive merger agreement.  Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company’s common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the Average Closing Price”) holders of shares of Colombo common stock received 0.002217 shares of the Company’s common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who own fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who make a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock.  As a result of the merger, 763,051 shares of the Company’s common stock were issued in exchange for outstanding shares of Colombo common stock.

The Company’s third quarter results do not include the financial results of Colombo because it was acquired after the close of the third quarter. As of September 30, 2018 Colombo had total assets of $188.7 million, total loans of $147.1 million, and total deposits of $138.7 million.

On October 17, 2018, the Company announced that the underwriters of the Company’s recently completed IPO exercised, in part, their overallotment option by purchasing an additional 93,478 shares of common stock at the public offering price of $20 per share.  The net proceeds to the Company of the option exercise, after deducting the underwriting discount, was approximately $1.7 million, and the total net proceeds of the offering to the Company, after deducting underwriting discounts and estimated offering expenses, was $33.5 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2018 and December 31, 2017 and the results of our operations for the three and nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included for the year ended December 31, 2017 in our Form S-1, as amended, filed September 7, 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•                  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•                  geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•                  the occurrence of significant natural disasters;

•                  our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;

•                  changes in consumer spending and savings habits;

•                  technological and social media changes;

•                  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;

•                  changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•                  the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•                  the impact of changes in laws, regulations and policies affecting the real estate industry;

•                  the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;

•                  the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•                  the willingness of users to substitute competitors’ products and services for our products and services;

•                  the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•                  changes in the level of our nonperforming assets and charge-offs;

•                  our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators;

•                  potential exposure to fraud, negligence, computer theft and cyber-crime;

•                  the businesses acquired by us may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•                  the expected growth opportunities or cost savings from an acquisition may not be fully realized or may take longer to realize than expected;

•                  deposit attrition, operating costs, customer losses, and business disruption following a merger, including adverse effects on relationships with employees, may be greater than expected;

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the Company’s Form S-1, as amended, including those discussed in the section entitled “Risk Factors.” If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this prospectus. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Overview

We are a bank holding company headquartered in Fairfax County, Virginia. Our sole subsidiary, FVCbank, was formed in November 2007 as a community-oriented, locally-owned and managed commercial bank under the laws of the Commonwealth of Virginia. FVCbank has six banking offices located in Northern Virginia. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship officers focus on attracting small and medium sized businesses, commercial real estate developers and builders, including government contractors, non-profit organizations, and professionals. Our approach to our market features competitive customized financial services offered to customers and prospects in a personal relationship context by seasoned professionals.

On October 12, 2018, we announced the completion of our acquisition of Colombo Bank (“Colombo”), pursuant to a previously announced definitive merger agreement.  Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of FVCB common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the FVCB Average Closing Price”) holders of shares of Colombo common stock received 0.002217 shares of FVCB common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to the FVCB Average Closing Price, and subject to the right of holders of Colombo common stock who own fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who make a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock.  As a result of the merger, 763,051 shares of FVCB common stock were issued in exchange for outstanding shares of Colombo common stock.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, insurance commission income, income from bank owned life insurance, or BOLI, and gains and losses on sales of investment securities available-for-sale.

Critical Accounting Policies

General

The accounting principles we apply under GAAP are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, the fair value measurements of certain assets and liabilities, accounting for economic hedging activities, and accounting for other real estate owned.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, we categorize loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer residential, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining their allowance for loan losses. Since the Bank’s inception in 2007, we have experienced minimal loss history within our loan portfolio. Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

Our peer group is defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 28 banks for our custom peer group which are within $200 million to $3 billion in total assets, the majority of whom are geographically concentrated in the Washington, D.C. metropolitan area in which we operate, as this area has experienced more stable economic conditions than many other areas of the country. These baseline peer group loss rates are then adjusted based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on a quarterly basis.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. We individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. We evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan’s effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

Fair Value Measurements

We determine the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Our investment securities available-for-sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Methods used to estimate fair value do not necessarily represent an exit price. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any writedowns are charged against current earnings. Accounting policy and treatment is consistent with accounting for impaired loans described above.

Financial Overview

For the three and nine months ended September 30, 2018 and the year ended December 31, 2017, we experienced record growth as we continue to expand our market area through organic growth, capitalizing on market disruption as a result of recent merger activity.

•                  Total assets increased to $1.18 billion compared to $997.8 million as of September 30, 2018 and 2017, respectively, an increase of $177.7 million, or 17.8%.

•                  Total loans, net of deferred fees, increased $151.2 million, or 18.3%, from September 30, 2017 to September 30, 2018. Asset quality remains strong with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.17% at September 30, 2018, compared to 0.31% at September 30, 2017.

•                  Total deposits increased $147.1 million, or 17.4%, from September 30, 2017 to September 30, 2018. The Company’s increase in deposits is a result of several targeted promotions in addition to continued growth in core deposits and reflects a reduction in whole sale deposits.

•                  Tangible book value per share at September 30, 2018 was $10.81, an increase from $9.03 at December 31, 2017 and $8.98 at September 30, 2017.

•                  Net income was $3.4 million for the three months ended September 30, 2018 compared to $2.2 million for the same period of 2017. For the nine months ended September 30, 2018 and 2017, net income was $9.5 million and $6.7 million, respectively. Our 2018 results were impacted by additional expenses related to our acquisition of Colombo totaling $274 thousand and $671 thousand for the three and nine months ended September 30, 2018, respectively. Excluding these merger-related expenses, we would have recorded income of $3.6 million and $10.0 million for the three and nine months ended September 30, 2018, respectively. For a reconciliation of these ratios as adjusted to exclude the effect of these merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Results of Operations—Three and Nine Months Ended September 30, 2018 and June 30, 2017

Overview

We recorded net income of $3.4 million, or $0.27 per diluted common share, for the three months ended September 30, 2018, compared to net income of $2.2 million, or $0.19 per diluted common share for the three months ended September 30, 2017. Our results for the three months ended September 30, 2018 were impacted by merger-related expenses totaling $274 thousand relating to our acquisition of Colombo. Excluding these merger-related expenses, we would have recorded net income of $3.6 million, or $0.29 per diluted common share for the quarter ended September 30, 2018. Net interest income increased $1.7 million to $9.9 million for the three months ended September 30, 2018, compared to $8.2 million for the three months ended September 30, 2017, a result of an increase in interest-earning assets. Provision for loan losses was $351 thousand for the three months ended September 30, 2018, compared to $250 thousand for the same period of 2017. Noninterest income increased $395 thousand to $748 thousand for the three months ended September 30, 2018 as compared to $353 thousand for 2017, primarily a result of an increase in loan swap fees during the third quarter of 2018. Noninterest expense was $5.9 million for the three months ended September 30, 2018 compared to $4.9 million for the same three month period of 2017, primarily due to an increase in salaries and benefits expense for strategic additions to business development and back office staffing over the past year to support our growth plans in addition to the aforementioned merger-related expenses.

The annualized return on average assets for the three months ended September 30, 2018 and 2017 was 1.18% and 0.93%, respectively. The annualized return on average equity for the three months ended September 30, 2018 and 2017 was 12.23% and 9.83%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the three months ended September 30, 2018 was 1.27% and 13.13%, respectively. For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

For the nine months ended September 30, 2018 and 2017, net income was $9.5 million and $6.7 million, respectively. Earnings per share on a diluted basis was $0.78 and $0.60 for the nine months ended September 30, 2018 and 2017, respectively. Results for the nine months ended September 30, 2018 were impacted by merger-related expenses of $671 thousand. Excluding merger-related expenses, we recorded net income for the nine months September 30, 2018 totaling $10.0 million, or $0.82 per diluted common share. For a reconciliation of our earnings as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Net interest income increased $4.3 million to $28.0 million for the nine months ended September 30, 2018, compared to $23.7 million for the nine months ended September 30, 2017, a result of an increase in interest-earning assets. Provision for loan losses was $990 thousand for the nine months ended September 30, 2018, compared to $765 thousand for the same period of 2017. Noninterest income was $1.5 million for each of the nine months ended September 30, 2018 and 2017. Noninterest expense was $17.0 million for the nine months ended September 30, 2018 compared to $14.4 million for the same nine month period of 2017, primarily due to an increase in salaries and benefits expense for additions to staffing over the past year and merger-related expenses.

The annualized return on average assets for the nine months ended September 30, 2018 and 2017 was 1.15% and 0.95%, respectively. The annualized return on average equity for the nine months ended September 30, 2018 and 2017 was 12.09% and 10.40%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2018 was 1.22% and 12.81%, respectively.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (as reported)	$3,385	$2,235	$9,459	$6,684
Add: merger and acquisition expense	274	—	671	—
Subtract: provision for income taxes associated with merger and acquisition expense	(24)	—	(107)	—
Net income, excluding merger and acquisiion expense, net of tax (non-GAAP)	$3,635	$2,235	$10,023	$6,684

Earnings per share - basic (excluding merger and acquisition expense)	$0.32	$0.21	$0.90	$0.65

Earnings per share - diluted (excluding merger and acquisition expense)	$0.29	0.19	$0.82	$0.60

Return on average assets (non-GAAP net income)	1.27%	0.93%	1.22%	0.95%
Return on average equity (non-GAAP net income)	13.13%	9.83%	12.81%	10.40%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2018 and 2017.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$575,738	$6,787	4.72%	$514,043	$6,074	4.73%
Commercial and industrial	110,241	1,600	5.81%	85,915	1,104	5.14%
Commercial construction	140,213	1,890	5.39%	91,445	1,114	4.87%
Consumer residential	106,922	1,263	4.72%	103,876	1,154	4.44%
Consumer nonresidential	26,878	437	6.50%	16,622	164	3.94%
Total loans (1)	959,992	11,977	4.99%	811,901	9,610	4.73%

Investment securities (2)	116,496	679	2.33%	115,648	638	2.21%
Restricted stock	3,678	57	6.24%	3,653	51	5.66%
Deposits at other financial institutions and federal funds sold	35,988	165	1.82%	12,777	23	0.71%

Total interest-earning assets and interest income	1,116,154	12,878	4.62%	943,979	10,322	4.37%

Noninterest-earning assets:
Cash and due from banks	2,386			1,937
Premises and equipment, net	1,416			1,337
Accrued interest and other assets	31,107			24,290
Allowance for loan losses	(8,421)			(7,125)
Total assets	$1,142,642			$964,418

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$251,299	$697	1.10%	$195,721	$420	0.85%
Savings and money markets	190,176	566	1.18%	157,448	303	0.76%
Time deposits	249,508	1,018	1.62%	228,588	770	1.34%
Wholesale deposits	65,354	303	1.84%	81,465	224	1.09%
Total interest - bearing deposits	756,337	2,584	1.36%	663,222	1,717	1.03%

Other borrowed funds	27,173	411	6.00%	32,377	424	5.20%

Total interest-bearing liabilities and interest expense	783,510	2,995	1.52%	695,599	2,141	1.23%

Noninterest-bearing liabilities:
Demand deposits	245,742			175,106
Other liabilities	2,662			2,765
Common stockholders’ equity	110,728			90,948
Total liabilities and stockholders’ equity	$1,142,642			$964,418

Net interest income and net interest margin (2)		$9,883	3.54%		$8,181	3.46%

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $135 thousand and $97 thousand for the three months ended September 30, 2018 and 2017, respectively.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2018 and 34% for 2017.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2018.

Rate and Volume Analysis

For the Three Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	2018 Compared to 2017
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$729	$(16)	$713
Commercial and industrial	313	183	496
Commercial construction	594	182	776
Consumer residential	34	75	109
Consumer nonresidential	103	170	273
Total loans (1)	1,773	594	2,367

Investment securities (2)	5	36	41
Restricted stock	0	6	6
Deposits at other financial institutions and federal funds sold	42	100	142

Total interest income	1,820	736	2,556

Interest expense:

Interest - bearing deposits:
Interest checking	119	158	277
Savings and money markets	63	200	263
Time deposits	70	178	248
Wholesale deposits	(44)	123	79
Total interest - bearing deposits	208	659	867

Other borrowed funds	(68)	55	(13)
Total interest expense	140	714	854

Net interest income (2)	$1,680	$22	$1,702

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2018 and 34% for 2017.

Net interest income for the three months ended September 30, 2018 was $9.9 million, compared to $8.2 million for the three months ended September 30, 2017, an increase of $1.7 million, or 20.9%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2018 compared to 2017. The yield on interest-earning assets increased 25 basis points to 4.62% for the three months ended September 30, 2018, compared to 4.37% for the same period of 2017. Offsetting this increase in yield was a 29 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates of interest-bearing deposits.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2018 and 2017 was 3.54% and 3.46%, respectively. The increase in our net interest margin was primarily a result of an increase in volume of our interest-earning assets during 2018. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources. The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP Financial Measurements:
Interest income:
Loans	$11,977	$9,610	$33,841	$27,443
Deposits at other financial institutions and federal funds sold	165	23	242	50
Investment securities available-for-sale	661	613	1,992	1,800
Investment securities held-to-maturity	13	13	39	39
Restricted stock	57	52	170	169
Total interest income	12,873	10,311	36,284	29,501
Interest expense:
Interest-bearing deposits	2,584	1,717	7,018	4,499
Other borrowed funds	411	424	1,269	1,346
Total interest expense	2,995	2,141	8,287	5,845
Net interest income	$9,878	$8,170	$27,997	$23,656
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	5	11	17	35
Total tax benefit on tax-exempt interest income	$5	$11	$17	$35
Tax equivalent net interest income	$9,883	$8,181	$28,014	$23,691

Average interest-earning assets increased by 18.2% to $1.12 billion for the three months ended September 30, 2018 compared to $944.0 million for the three months ended September 30, 2017, which resulted in an increase in total interest income on a tax equivalent basis of $2.6 million, to $12.9 million for the three months ended September 30, 2018, compared to $10.3 million for the three months ended September 30, 2017. The increase in our earning assets was primarily driven by an increase in average loans receivable of $148.1 million, which contributed to an additional $2.4 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $594 thousand. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2018 and 2017.

Total average interest-bearing deposits increased $93.1 million to $756.3 million for the three months ended September 30, 2018 compared to $663.2 million for the three months ended September 30, 2017. Average noninterest-bearing deposits increased $70.6 million to $245.7 million for the three months ended September 30, 2018 compared to $175.1 million for the same period in 2017. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $55.6 million compared to 2017. Average wholesale deposits decreased $16.1 million to $65.4 million for the third quarter of 2018 compared to $81.5 million for the third quarter of 2017. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate over the past 12 months, have contributed to the increase in our cost of interest-bearing deposits to 1.36% for the three months ended September 30, 2018, from 1.03% for the same period in 2017. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 80 basis points to 6.00% for the three months ended September 30, 2018, from 5.20% for the same period in 2017, a result of the change in the mix of borrowed funds towards higher cost funding sources such as our subordinated notes for 2018 as compared to 2017.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2018 and 2017.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$559,578	$19,503	4.65%	$493,392	$17,196	4.65%
Commercial and industrial	103,395	4,305	5.55%	92,127	3,377	4.89%
Commercial construction	128,618	5,009	5.19%	81,382	3,036	4.97%
Consumer residential	108,056	3,660	4.52%	105,219	3,330	4.22%
Consumer nonresidential	28,543	1,364	6.37%	17,584	504	3.82%
Total loans (1)	928,190	33,841	4.86%	789,704	27,443	4.63%

Investment securities (2)	118,391	2,048	2.31%	112,193	1,874	2.23%
Restricted stock	3,773	170	6.02%	4,074	169	5.55%
Deposits at other financial institutions and federal funds sold	22,821	242	1.42%	11,706	50	0.57%

Total interest-earning assets and interest income	1,073,175	36,301	4.51%	917,677	29,536	4.29%

Noninterest-earning assets:
Cash and due from banks	2,422			1,837
Premises and equipment, net	1,347			1,414
Accrued interest and other assets	28,871			22,543
Allowance for loan losses	(8,148)			(6,847)
Total assets	$1,097,667			$936,624

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$211,461	$1,588	1.00%	$207,969	$1,247	0.80%
Savings and money markets	188,560	1,490	1.06%	156,275	791	0.68%
Time deposits	252,130	2,824	1.50%	200,576	1,922	1.28%
Wholesale deposits	92,432	1,116	1.61%	73,324	539	0.98%
Total interest - bearing deposits	744,583	7,018	1.26%	638,144	4,499	0.94%

Other borrowed funds	30,251	1,269	5.61%	43,291	1,346	4.16%

Total interest-bearing liabilities and interest expense	774,834	8,287	1.43%	681,435	5,845	1.15%

Noninterest-bearing liabilities:
Demand deposits	216,381			167,262
Other liabilities	2,105			2,250
Common stockholders’ equity	104,347			85,677
Total liabilities and stockholders’ equity	$1,097,667			$936,624

Net interest income and net interest margin		$28,014	3.48%		$23,691	3.44%

(1)      Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $370 thousand and $259 thousand for the nine months ended September 30, 2018 and 2017, respectively.

(2)      The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2018 and 34% for 2017.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2018 and 2017.

Rate and Volume Analysis

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	2018 Compared to 2017
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$2,307	$—	$2,307
Commercial and industrial	416	512	928
Commercial construction	1,761	212	1,973
Consumer residential	87	243	330
Consumer nonresidential	314	546	860
Total loans (1)	4,885	1,513	6,398

Investment securities (2)	103	71	174
Restricted stock	(12)	13	1
Deposits at other financial institutions and federal funds sold	47	145	192

Total interest income	5,023	1,742	6,765

Interest expense:

Interest - bearing deposits:
Interest checking	25	316	341
Savings and money markets	163	536	699
Time deposits	486	416	902
Wholesale deposits	141	436	577
Total interest - bearing deposits	815	1,704	2,519

Other borrowed funds	(405)	328	(77)
Total interest expense	410	2,032	2,442

Net interest income	$4,613	$(290)	$4,323

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented.

(2)         The average yields for investment securities are reported on a fully taxableequivalent basis at a rate of 21% for 2018 and 34% for 2017.

Net interest income for the nine months ended September 30, 2018 was $28.0 million, compared to $23.7 million for the nine months ended September 30, 2017, an increase of $4.3 million, or 18.4%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2018 compared to 2017. The yield on interest-earning assets increased 22 basis points to 4.51% for the nine months ended September 30, 2018, compared to 4.29% for the same period of 2017. Offsetting this increase in yield was a 28 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates and volumes of interest-bearing deposits. Our net interest margin, on a tax equivalent basis, for the nine months ended September 30, 2018 and 2017 was 3.48% and 3.44%, respectively.

Average interest-earning assets increased by 16.9% to $1.07 billion for the nine months ended September 30, 2018 compared to $917.7 million for the comparable period in 2017, which resulted in an increase in total interest income on a tax equivalent basis of $6.8 million, to $36.3 million for the nine months ended September 30, 2018 compared to $29.5 million for the nine months ended September 30, 2017. The increase in our earning assets was primarily driven by an increase in average loans receivable of $138.5 million, which contributed to an additional $4.9 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $1.5 million.

Total average interest-bearing deposits increased $106.4 million to $744.6 million for the nine months ended September 30, 2018 compared to $638.1 million for the comparable period in 2017. Average noninterest-bearing deposits increased $49.1 million to $216.4 million at September 30, 2018 compared to $167.3 million at September 30, 2017. The largest increase in average interest-bearing deposit balances was in our certificates of deposit, which increased $51.6 million compared to 2017. Average wholesale deposits increased $19.1 million to $92.4 million for the nine months ended September 30, 2018 compared to $73.3 million for the nine months ended September 30, 2017. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate over the past 12 months, have contributed to the increase in our cost of interest-bearing deposits to 1.26% for the nine months ended September 30, 2018, from 0.94% for the same period in 2017. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 145 basis points to 5.61% for the nine months ended September 30, 2018, from 4.16% for the same period in 2017, a result of the change in the mix of borrowed funds towards higher cost funding sources such as our subordinated notes 2018 as compared to 2017.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.

We recorded a provision for loan losses of $351 thousand for the three months ended September 30, 2018 compared to a provision for loan losses of $250 thousand for the same period of 2017, which reflects our increase in loan origination volume while maintaining a continued low level of problem loans. For the nine months ended September 30, 2018 and 2017, provision for loan losses was $990 thousand and $765 thousand, respectively. The allowance for loan losses at September 30, 2018 was $8.6 million compared to $7.7 million at December 31, 2017. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for September 30, 2018 and December 31, 2017 was 0.88% and 0.87%, respectively, reflecting our continued sound credit quality and stable economic environment.

Noninterest Income

Noninterest income includes service charges on deposits and loans, income from our BOLI policies, and gains on sales of investment securities available-for-sale, and continues to supplement our operating results. During 2018, we have added fee income from loan swap activity which is increasing our level of noninterest income.  Noninterest income for the three months ended September 30, 2018 and 2017 was $748 thousand and $353 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $638 thousand for the three months ended September 30, 2018, an increase of 186.1%, as compared to the same quarter of 2017, a result of fee income on loan swaps recorded during the third quarter of 2018 in addition to an increase in customer relationships over the past year.

For each of the nine months ended September 30, 2018 and 2017, noninterest income was $1.5 million. Included in noninterest income for the nine months ended September 30, 2018 is fee income from loan swap activity totaling $430 thousand.  For the nine months ended September 30, 2017, noninterest income included a claim of $443 thousand on our BOLI policies.  Fee income from fees on loans, service charges on deposits, and other fee income was $1.2 million for the nine months ended September 30, 2018, an increase of 85.1%, as compared to the same quarter of 2017, a result of fee income on loan swaps recorded during 2018 in addition to an increase in customer relationships over the past year.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $5.9 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively.

Salaries and benefits expense increased $541 thousand to $3.5 million for the three months ended September 30, 2018 compared to $3.0 million for the same period in 2017. The increase in salaries and benefits expense is primarily related to increases in our business development and back office personnel to support our growth plans. In addition, the variable component of our compensation expense increased during 2018 as a result of our performance.  Merger and acquisition expenses of $274 thousand are included in the three months ended September 30, 2018 compared to no merger related expenses for the comparable 2017 reporting period.

For the nine months ended September 30, 2018 and 2017, noninterest expense was $17.0 million and $14.4 million, respectively. Salaries and benefits expense increased $1.2 million in 2018 as compared to 2017 due to the aforementioned increase in staffing to support our growth plans and increase in variable compensation. For the nine months ended September 30, 2018, we recorded merger-related expenses of $671 thousand. There were no comparable expenses for the nine months ended September 30, 2017.

Other increases in noninterest expense for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 were related to supporting bank growth. Increases in audit, legal and consulting fees year-over-year were primarily attributable to the proposed merger with Colombo and implementation costs related to regulatory compliance over our internal control environment as a result of surpassing $1 billion in total assets as of December 31, 2017.

Income Taxes

We recorded a provision for income tax expense of $942 thousand for the three months ended September 30, 2018, compared to $1.2 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018 was 21.8%, compared to 34.5% for the same period of 2017. Our effective tax for the three months ended September 30, 2018 was impacted by non-tax deductible merger expenses related to our acquisition of Colombo.  For the nine months ended September 30, 2018 and 2017, provision for income tax expense was $2.0 million and $3.3 million, respectively. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 17.5% and 33.0%, respectively. The decline in our effective tax rate from 2017 is primarily due to the Tax Cuts and Jobs Act of 2017, which reduced the federal statutory rate to 21% beginning in 2018. Our effective tax rate for the nine months ended September 30, 2018 is less than the statutory rate because of discrete tax benefits recorded as a result of certain exercises in nonqualified stock options during 2018.

Discussion and Analysis of Financial Condition

Overview

At September 30, 2018, total assets were $1.18 billion, an increase of 11.6%, or $122.2 million, from $1.05 billion at December 31, 2017. Total loans receivable, net of deferred fees and costs, increased 10.1%, or $89.6 million, to $978.3 million at September 30, 2018, from $888.7 million at December 31, 2017. Total investment securities decreased by $4.6 million, or 3.9%, to $113.1 million at September 30, 2018, from $117.7 million at December 31, 2017. Total deposits increased 7.1%, or $65.8 million, to $994.0 million at September 30, 2018, from $928.2 million at December 31, 2017. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At September 30, 2018 we had $15.0 million in federal funds purchased outstanding.  At December 31, 2017, we had no federal funds sold or FHLB advances outstanding.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $978.3 million at September 30, 2018, an increase of $89.6 million, or 10.1%, compared to $888.7 million at December 31, 2017. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios.

The following table presents the composition of our loans receivable portfolio at September 30, 2018 and at December 31, 2017.

Loans Receivable

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,	December 31,
	2018	2017

Commercial real estate	$593,541	$526,657
Commercial and industrial	108,522	98,150
Commercial construction	144,830	123,444
Consumer residential	106,329	108,926
Consumer nonresidential	26,327	32,232

Gross loans	979,549	889,409

Less:
Allowance for loan losses	8,576	7,725
Unearned income and (unamortized premiums)	1,245	732

Loans receivable, net	$969,728	$880,952

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at September 30, 2018 were $5.9 million compared to $4.7 million at December 31, 2017. Our ratio of nonperforming assets to total assets was 0.50% at September 30, 2018 compared to 0.44% at December 31, 2017. Troubled debt restructurings, or TDRs, as of September 30, 2018 were $267 thousand and as of December 31, 2017 were $1.7 million. We recorded annualized net charge-offs of 0.03% and 0.01% of our average loans receivable for the three and nine months ended September 30, 2018, respectively, compared to annualized net recoveries of 0.00% and 0.01% for the comparable three and nine month periods of 2017, respectively. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
Nonperforming assets:
Nonaccrual loans	$770	$741

Loans contractually past-due 90 days or more	1,251	48

Total nonperforming loans (NPLs)	$2,021	$789

Other real estate owned (OREO)	3,866	3,866

Total nonperforming assets (NPAs)	$5,887	$4,655
Performing troubled debt restructurings (TDRs)	$267	$1,657

NPLs/Total Assets	0.17%	0.07%
NPAs/Total Assets	0.50%	0.44%
NPAs and TDRs/Total Assets	0.51%	0.58%
Allowance for loan losses/NPLs	424.34%	979.09%

Nonperforming Loans by Type

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
Commercial real estate	$873	$154
Commercial and industrial	—	48
Commercial construction	561	—
Consumer residential	587	587
Consumer nonresidential	—	—
	$2,021	$789

In addition to the assets reflected in the above tables, at September 30, 2018 and December 31, 2017, we had $8.2 million and $1.2 million, respectively, of loans past due 30-89 days, respectively.

At September 30, 2018, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2017, we had one potential problem loan with a balance totaling $2.5 million which has subsequently paid off as of September 30, 2018. We have taken a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management, which has contributed to the principal repayment for the one potential problem loan from December 31, 2017. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

At September 30, 2018, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we have already recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At September 30, 2018, our commercial real estate portfolio (including construction lending) portfolio was 75.4% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

See “Critical Accounting Policies” above for more information on our allowance for loan losses methodology.

The following tables present additional information pertaining to the activity in and allocation of the allowance for loan losses by loan type and the percentage of the loan type to the total loan portfolio. The allocation of the allowance for loan losses to a category of loans is not necessarily indicative of future losses or charge-offs, and does not restrict the use of the allowance to any specific category of loans.

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$8,298	$7,012	$7,725	$6,452

Provision for loan losses	351	250	990	765

Loans charged off:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	(86)	(44)
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	(118)	(33)	(128)	(33)
Total loans charged off	(118)	(33)	(214)	(77)

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	10	42	40	98
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	35	—	35	33
Total recoveries	45	42	75	131

Net (charge offs) recoveries	(73)	9	(139)	54

Ending balance	$8,576	$7,271	$8,576	$7,271

			September 30,
			2018	2017
Loans, net of deferred fees:
Balance at period end			$978,304	$827,101
Allowance for loan losses to loans receivable, net of fees			0.88%	0.88%
Net charge-offs (recoveries) to average loans receivable, annualized	0.03%	(0.00)%	0.01%	(0.01)%

Allocation of the Allowance for Loan Losses

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,		December 31,
	2018		2017
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$5,484	60.59%	$4,832	59.21%
Commercial and industrial	897	11.08%	768	11.04%
Commercial construction	1,337	14.79%	1,191	13.88%
Consumer residential	614	10.85%	626	12.25%
Consumer nonresidential	194	2.69%	268	3.62%
Unallocated	50	0.00%	40	0.00%

Total allowance for loan losses	$8,576	100.00%	$7,725	100.00%

* Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of September 30, 2018 and December 31, 2017 totaled $1.8 million, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $111.4 million at September 30, 2018, a decrease of $4.6 million or 3.9%, from $116.0 million at December 31, 2017. We purchased $11.8 million in available-for-sale investment securities during the nine months ended September 30, 2018 to help enhance our net interest margin by investing in higher yielding earning assets, and reinvested $12.8 million in cash flows provided by mortgage-backed securities redemptions.

As of September 30, 2018 and December 31, 2017, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $9.3 million and $0 at September 30, 2018 and December 31, 2017, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At September 30, 2018 and  December 31, 2017, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of September 30, 2018 and December 31, 2017.

We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At September 30, 2018, we owned $947 thousand in FHLB stock and $2.7 million in FRB stock. At December 31, 2017, we owned $817 thousand in FHLB stock and $2.5 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at September 30, 2018 and December 31, 2017.

Investment Securities

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,		December 31,
	2018		2017
	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.22%	$263	0.22%
Securities of U.S. government and federal agencies	1,497	1.27%	1,497	1.25%
Total held-to-maturity securities	$1,761	1.49%	$1,760	1.47%

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	0.85%	$1,000	0.83%
Securities of state and local municipalities	6,114	5.17%	6,285	5.24%
Corporate bonds and securities	5,000	4.23%	5,000	4.17%
Mortgage-backed securities	104,111	88.06%	105,321	87.88%
Certificates of deposit	245	0.20%	490	0.41%
Total available-for-sale securities	$116,470	98.51%	$118,096	98.53%

Total investment securities	$118,231	100.00%	$119,856	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2018 and December 31, 2017.

Investment Securities by Stated Maturity

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	At September 30, 2018
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	1,497	3.01%	—	—	1,497	3.01%
Total held-to-maturity securities	$—	—	$—	—	$1,761	2.91%	$—	—	$1,761	2.91%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	—	—	500	1.95%	2,418	2.28%	3,196	2.71%	6,114	2.48%
Corporate bonds	—	—	—	—	5,000	5.12%	—	—	5,000	5.12%
Mortgage-backed securities	—	—	3,154	1.62%	18,365	1.79%	82,592	2.24%	104,111	2.14%
Certificates of deposit	245	2.10%	—	—	—	—	—	—	245	2.10%
Total available-for-sale securities	$245	2.10%	$3,654	1.67%	$26,783	2.47%	$85,788	2.26%	$116,470	2.29%

Total investment securities	$245	2.10%	$3,654	1.67%	$28,544	2.50%	$85,788	2.26%	$118,231	2.30%

	At December 31, 2017
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$263	2.32%	$—	—	$263	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	1,497	3.01%	—	—	1,497	3.01%
Total held-to-maturity securities	$—	—	$—	—	$1,760	2.91%	$—	—	$1,760	2.91%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	—	—	500	1.95%	2,424	2.28%	3,361	2.73%	6,285	2.49%
Corporate bonds	—	—	—	—	5,000	5.04%	—	—	5,000	5.04%
Mortgage-backed securities	—	—	3,169	1.63%	15,032	1.60%	87,120	2.14%	105,321	2.05%
Certificates of deposit	245	1.90%	245	2.10%	—	—	—	—	490	2.00%
Total available-for-sale securities	$245	1.90%	$3,914	1.70%	$23,456	2.43%	$90,481	2.16%	$118,096	2.20%

Total investment securities	$245	1.90%	$3,914	1.70%	$25,216	2.46%	$90,481	2.16%	$119,856	2.21%

Deposits and Other Borrowed Funds

Total deposits were $994.0 million at September 30, 2018, an increase of $65.8 million, or 7.1%, from $928.2 million at December 31, 2017. Noninterest-bearing deposits totaled $211.8 million at September 30, 2018, comprising 21.3% of total deposits and increased $36.4 million, or 20.7%, compared to December 31, 2017. The increase in total deposits during 2018 was primarily due to our core deposit gathering efforts as we strategically decrease our reliance on brokered deposit funding, which is used as a short-term funding source for the Bank. At September 30, 2018, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 12.7% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at September 30, 2018 and December 31, 2017.

Deposit Composition

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,		December 31,
	2018		2017
	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$211,808	—	$175,446	—
Interest bearing - checking, savings and money market	498,325	1.01%	379,101	0.77%
Time deposits $100,000 or more	214,654	1.70%	211,674	1.41%
Other time deposits	69,199	1.72%	161,942	1.30%
	$993,986		$928,163

The remaining maturity of time deposits at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Three months or less	$77,194	$72,864
Over three months through six months	62,692	92,427
Over six months through twelve months	64,060	96,916
Over twelve months	79,907	111,409
	$283,853	$373,616

Wholesale deposits decreased to $24.1 million at September 30, 2018, or $91.4 million, from $115.5 million at December 31, 2017. We are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base and not included in the wholesale deposit totals above. At September 30, 2018 and December 31, 2017, we had $102.9 million and $62.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity as of September 30, 2018 and December 31, 2017. At September 30, 2018, certificates of deposit with balances of $250 thousand or more were $169.6 million. As of December 31, 2017, certificates of deposit with balances of $250 thousand or more were $119.8 million.

Certificates of Deposit Over $100,000 and Greater

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
Three months or less	$45,514	$12,455
Over three months through six months	48,433	39,482
Over six months through twelve months	57,416	67,742
Over twelve months	63,291	91,995
	$214,654	$211,674

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $39.4 million at September 30, 2018 consisting of $15.0 million in federal funds purchased and $24.4 million in subordinated notes, and $24.3 million at December 31, 2017 consisting solely of subordinated notes for the period. We had no FHLB advances at September 30, 2018 and no federal funds purchased or FHLB advances at December 31, 2017.

The following table reflects the short-term borrowings and other borrowed funds outstanding at September 30, 2018 and December 31, 2017.

Short-Term Borrowings

At September 30, 2018 and December 2017

(Dollars in thousands)

	September 30,		December 31,
	2018		2017
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Short-term borrowed funds:
Federal funds purchased	15,000	2.35%	$—	—
FHLB advances - short term	—	—	—	—
Total borrowed funds and weighted average rate	15,000	2.35%	$—	—

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) a common equity Tier 1, or CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 1.875% of risk-weighted assets, increasing to 2.5% on January 1, 2019, is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 6.375% for CET1; 7.875% for Tier 1 capital; and 9.875% for Total capital, subject to increase to 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital, on January 1, 2019. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. Recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject.

Shareholders’ equity at September 30, 2018 was $138.8 million, an increase of $40.5 million, compared to $98.3 million at December 31, 2017. The increase in shareholders’ equity was primarily attributable to completion of our initial public offering which resulted in the sale of 1,750,000 shares of our common stock and raised $31.8 million in net proceeds.  In addition, the recognition of net income of $9.5 million through September 30, 2018 contributed to the increase in capital. Common stock issued as a result of option exercises increased shareholders’ equity by $1.1 million for the nine months ended September 30, 2018. Accumulated other comprehensive loss increased $2.3 million during 2018, primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio. Subsequent to September 30, 2018, the underwriters in our initial public offering partially exercised their overallotment option, resulting in the issuance of an additional 93,478 shares of common stock, for additional proceeds of $1.7 million.

Total shareholders’ equity to total assets for September 30, 2018 and December 31, 2017 was 11.8% and 9.3%, respectively. Tangible book value per share at September 30, 2018 and December 31, 2017 was $10.81 and $9.03, respectively. Total risk-based capital to risk-weighted assets for the Company was 16.2% at September 30, 2018 compared to 13.46% at December 31, 2017. Accordingly, we were considered “well capitalized” for regulatory purposes at September 30, 2018 and December 31, 2017.

As noted above, regulatory capital levels for the bank and bank holding company meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

The following tables shows the minimum capital requirement and our capital position at September 30, 2018 and December 31, 2017 for the Company and for the Bank.

Capital Components

At September 30, 2018 and December 31, 2017

(Dollars in thousands)

FVCBankcorp, Inc. (Consolidated):

			For Capital
	Actual		Adequacy Purposes (1)
	Amount	Ratio	Amount		Ratio

At September 30, 2018
Total risk-based capital	$175,493	16.19%	$107,034	>	9.875%
Tier I risk-based capital	142,530	13.15%	85,356	>	7.875%
Common equity tier I capital	142,530	13.15%	69,098	>	6.375%
Leverage capital ratio	142,530	12.48%	45,705	>	4.000%

At December 31, 2017
Total risk-based capital	$131,410	13.46%	$90,337	>	9.250%
Tier I risk-based capital	99,358	10.17%	70,805	>	7.250%
Common equity tier I capital	99,358	10.17%	56,155	>	5.750%
Leverage capital ratio	99,358	9.81%	40,523	>	4.000%

FVCbank:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes (1)			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2018
Total risk-based capital	$148,953	13.85%	$106,225	>	9.875%	$107,569	>	10.00%
Tier I risk-based capital	140,377	13.05%	84,711	>	7.875%	86,056	>	8.00%
Common equity tier I capital	140,377	13.05%	68,575	>	6.375%	69,920	>	6.50%
Leverage capital ratio	140,377	12.32%	67,263	>	5.900%	57,002	>	5.00%

At December 31, 2017
Total risk-based capital	$127,020	12.83%	$91,594	>	9.250%	$99,021	>	10.00%
Tier I risk-based capital	119,295	12.05%	71,790	>	7.250%	79,217	>	8.00%
Common equity tier I capital	119,295	12.05%	56,937	>	5.750%	64,364	>	6.50%
Leverage capital ratio	119,295	11.79%	40,456	>	4.000%	50,571	>	5.00%

(1)                                 Except with regard to the Company’s and Bank’s Leverage capital ratio, the minimum capital requirement for capital adequacy purposes includes the phased-in portion of the BASEL III Capital Rules conservation buffer.

Liquidity

Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing.

In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered certificate of deposit market and the federal funds market. We are a member of the Promontory Interfinancial Network, which allows banking customers to access FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits. We also have one-way authority with Promontory for both their CDARs and ICS products which provides the Bank the ability to access additional wholesale funding as needed. We also maintain secured lines of credit with the FRB and the FHLB for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.

Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.

We have established a formal liquidity contingency plan which establishes a liquidity management team and provides guidelines for liquidity management. For our liquidity management program, we first determine our current liquidity position and then forecast liquidity based on anticipated changes in the balance sheet. In this forecast, we expect to maintain a liquidity cushion. We also stress test our liquidity position under several different stress scenarios, from moderate to severe. Guidelines for the forecasted liquidity cushion and for liquidity cushions for each stress scenario have been established. We believe that we have sufficient resources to meet our liquidity needs.

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $166.7 million at September 30, 2018, or 14.2% of total assets. We held investments that are classified as held-to-maturity in the amount of $1.8 million at September 30, 2018. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2018 was approximately $132.5 million. Borrowing capacity with the FRB was approximately $49.4 million at September 30, 2018. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $102.0 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $144.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at September 30, 2018. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

Contractual Obligations

The following table presents, at September 30, 2018, our significant contractual obligations to third parties on debt and lease agreements and service obligations. For more information about our contractual obligations, see our note “Financial Instruments with Off-Balance Sheet Risk,” in the notes to our consolidated financial statements.

Contractual Obligations

At September 30, 2018

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations:
Certificates of deposit	$259,705	$182,298	$67,371	$10,036	$—

Wholesale deposits	24,147	21,647	2,500	—	—

Subordinated debt	24,387	—	—	—	24,387

Operating lease obligations	8,391	1,203	3,594	2,424	1,170

Total	$316,630	$218,155	$73,465	$12,460	$25,557

Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. We evaluate each customer’s credit worthiness on a case-by-case basis and require collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management’s evaluation of the counterparty. Collateral held varies but may include deposits held by us, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These instruments represent obligations to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which we do business.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may not be drawn upon to the total extent to which we have committed.

Standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

At September 30, 2018 and December 31, 2017, unused commitments to fund loans and lines of credit totaled $188.9 million and $170.8 million, respectively. Commercial and standby letters of credit totaled $9.2 million and $9.7 million at September 30, 2018 and December 31, 2017, respectively.

Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, we are exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee, or ALCO. ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

We employ an independent consulting firm to model our interest rate sensitivity. We use a net interest income simulation model as our primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of these assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how we expect rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Bank’s interest rate risk position over a historical time frame for comparison purposes.

At September 30, 2018, our asset/liability position was asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 1.2% in an up 100 basis point scenario and would increase by 3.5% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 4.3% in an up 100 basis point scenario and would increase by 14.4% in an up 400 basis point scenario. At September 30, 2018 and December 31, 2017, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2018 and December 31, 2017 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
September 30, 2018		December 31, 2017
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	3.47%	+400	5.35%
+300	2.77%	+300	4.35%
+200	2.12%	+200	3.50%

+100	1.20%	+100	2.06%
0	—	0	—
–100	–1.63%	–100	–2.82%
–200	–6.13%	–200	–8.54%

Economic value of equity, or EVE, measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at September 30, 2018 and December 31, 2017 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At September 30, 2018 and December 31, 2017, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
September 30, 2018		December 31, 2017
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	–16.95%	+400	–26.37%
+300	–12.71%	+300	–19.27%
+200	–7.90%	+200	–10.82%
+100	–3.67%	+100	–4.24%
0	—	0	—
–100	2.50%	–100	1.64%
–200	2.72%	–200	1.28%

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act).  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

Item 1A.  Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our Prospectus, filed with the SEC on September 17, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  For the three months ended September 30, 2018, we did not purchase shares of our common stock.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 14, 2018	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)