Form 10-K
period 2018-12-31
FVCBankcorp, Inc.
filed 2019-03-29
CIK 1675644

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38647

FVCBankcorp, Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	47-5020283 (I.R.S. Employer Identification No.)
11325 Random Hills Road, Suite 240 Fairfax, Virginia (Address of principal executive offices)	22030 (Zip Code)

Registrant's telephone number, including area code: (703) 436-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2018: $146,170,932.

         The number of shares outstanding of Common Stock, as of March 22, 2019, was 13,755,249.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.    Business

Overview

        FVCBankcorp, Inc. (the "Company") is a registered bank holding company headquartered in Fairfax, Virginia. We operate primarily through our sole subsidiary, FVCbank, (the "Bank"), a community oriented, locally-owned and managed commercial bank organized under the laws of the Commonwealth of Virginia. We serve the banking needs of commercial businesses, nonprofit organizations, professional service entities, and their respective owners and employees located in the greater Washington, D.C. and Baltimore metropolitan areas. The Company was established as the holding company for the Bank in 2015.

        Since the Bank began operations in November 2007, on the cusp of the most significant economic downturn since the Great Depression, it has grown largely organically, through de novo branch expansion and banker and customer acquisition, and two whole-bank acquisitions. In 2012, we completed the acquisition of 1st Commonwealth Bank of Virginia, a $58.9 million asset savings and loan association in Arlington, Virginia.

        On October 12, 2018, we completed of our acquisition of Colombo Bank ("Colombo"), pursuant to a previously announced definitive merger agreement. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company's common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the Average Closing Price") holders of shares of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock were issued in exchange for outstanding shares of Colombo common stock.

        Our acquisition of Colombo supports our current business and allowed us to expand our presence in adjacent markets where we lend, but in which we had no physical presence. Colombo's branch locations strengthen our strategy as they enable us to add lenders and banking services in areas where we currently lend. We expect that our strong infrastructure and wide range of products and services will allow us to develop deeper relationships with Colombo's current customers, as well as enhance our platform for generating new relationships.

Market Area

        We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2018, the Washington MSA had total deposits of $212.8 billion, based on FDIC data. The Baltimore MSA had total deposits of $72.5 billion as of June 30, 2018 based on FDIC data.

        In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. As of December 31, 2017, the

Washington MSA had a median household income of $95,843, which ranks as fourth among all metropolitan statistical areas nationally, and a population of 6.2 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 15 Fortune 500 companies, including 9 based in Fairfax County.

Growth Strategy

        Our approach features competitive customized financial services offered to customers and prospects in a personal relationship context by seasoned professionals. We provide a full range of banking services that become integral to our customers' business operations, which helps to enhance our ability to retain our relationships. We offer a better value proposition to our customers by providing high-touch service with few added fees. Our capabilities and reputation enable us to be selective in loan and customer selection, which contributes to our strong asset quality, and our ability to provide multiple services to customers.

        We intend to continue expanding our market position through organic growth through expansion of our relationships with our existing customers, acquisition of new customers and acquisition of seasoned bankers with strong customer relationships, through selective branching, and potentially opportunistic acquisitions, such as our acquisition of Colombo, while increasing profitability, maintaining strong asset quality and a high level of customer service.

        Our success has been driven by our mission to help our clients, communities and employees prosper. We strive to exceed our clients' expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, our advisory board and our shareholders generally. Many of our shareholders are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals actively promote us has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.

        Our vision is to be known as the number one community bank in experience and service in our community. Our passion is to provide the utmost banking experience for each of our clients, to create a positive and empowering work environment for our employees, to fulfill our obligation of corporate citizenship in the communities in which we operate and to ensure that our Bank increases profitability and grows prudently, ensuring its strength and continuity, and increasing shareholder value.

Our Products and Services

        We emphasize providing commercial banking services to small and medium-sized businesses, professionals, non-profit organizations and associations, and investors living and working in and near our service area. We offer retail banking services to accommodate the individual needs of both corporate customers as well as the communities we serve. We also offer online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A sophisticated suite of treasury management products is a key feature of our client focused, relationship driven marketing. We have partnered with experienced service providers in both insurance and merchant services to further augment the products available to our customers.

Lending Products

        We provide a variety of lending products to small and medium-sized businesses, including (i) commercial real estate loans; (ii) commercial construction loans; (iii) commercial loans for a variety of business purposes such as for working capital, equipment purchases, lines of credit, and government contract financing; (iv) SBA lending; (v) asset based lending and accounts receivable financing; (vi) home equity loans, or HELOCs; and (vii) consumer loans for constructive purposes. Although we do not generally actively originate them, we have acquired pools of other types of loans, and we have purchased whole residential loans in our market area, student loans and other consumer loans, in order to diversify the loan portfolio, put capital to work before organic loan production requires it, and to increase margin. We may also purchase participations from other banks in our market. Any acquired loans must meet our standard underwriting requirements.

        Commercial Real Estate Loans.    Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2018, owner occupied commercial real estate loans represented 13.8% of the loan portfolio. At December 31, 2018, non-owner occupied commercial real estate loans represented approximately 33.6% of the loan portfolio and multi-family residential real estate comprised 6.2% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.0. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north to Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.

        Construction Loans.    Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2018, such loans represented 13.5% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.

        Commercial Loans, Government Contracting.    Commercial loans for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 12.1% of our loan portfolio at December 31, 2018. We will make commercial loans on a secured or unsecured basis. We will generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.

        We have developed a special expertise in government contract financing. We will lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, and, less frequently term, loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "black" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2018, outstanding loans to government contractors represented 33.0% of our commercial and industrial segment. Total commitments to government contractors totaled $127.3 million at December 31, 2018. Government contact loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.

        Consumer Residential.    We actively originate HELOCs in the communities we serve in the Washington and Baltimore MSAs. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2018, HELOCs comprise 7.0% of total loans. While we do not originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification. At December 31, 2018, 1-4 family residential mortgage loans represented 4.5% of the loan portfolio.

        Other Loans.    We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.

        The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to us in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.

        Our goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2018, the Bank had a legal lending limit of $25.9 million. At December 31, 2018, our average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $1.5 million and $639 thousand, respectively. In accordance with internal lending policies, we may sell participations in its loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.

        Concentrations of Credit Risk.    Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $836.9 million and constituted 73.5% of total loans as of December 31, 2018, and commercial loans, including loans to government contractors, which totaled $137.3 million and constituted 12.1% of total loans as of December 31, 2018. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2018.

        Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2018, commercial real estate loans as defined for regulatory purposes represented 353.0% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 88.6% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 91.0% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.

Deposit Products

        We offer a wide array of deposit products for individuals, professionals, government contractors and other businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit and money market accounts. We are a relationship based bank, and maintenance of significant deposit relationships is a factor in our decision to make loans and the pricing of our products.

        Our sophisticated treasury management and online banking platform allows a commercial customer to view balances, initiate payments, pay bills (including positive pay), issue stop payments, reconcile accounts and set up custom alerts. Online wires, ACH (including positive authorization), remote capture, cash disbursement and cash concentration are additional payment options available to businesses. We provide customers with a sophisticated escrow management product which facilitates and simplifies management of multiple escrow balances. We also provide secure credit card processing and merchant services, with reporting tailored to customer needs. We also offer online and mobile banking products to our consumer depositors, to complement our branch network.

Other Services

        Through third party networks, we offer our customers access to a full range of business insurance products and business and consumer credit card products.

Competition

        We are one of the few remaining locally owned and managed independent community banks headquartered in Northern Virginia. We believe that this is an advantageous position and valuable quality which positively differentiates us from our competitors and positions us for future growth from individuals and small and mid-sized business customers who value the attention and customized services which a locally owned and managed community bank can provide.

        As of June 30, 2018, there were approximately $212.8 billion dollars in total deposits shared between banking institutions located in Washington MSA, according to SNL Financial, and our deposit market share is approximately 0.55%. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. BB&T Corporation, PNC Financial Services Group Inc., M&T Bank Corporation and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Washington and Baltimore MSAs and elsewhere.

        Our market area is a highly competitive, highly branched, banking market. Competition in our market area for loans to small and middle-market businesses and professionals, our target market, is intense and pricing is important. Several of our competitors have substantially greater resources and lending limits than we have, and offer certain services, such as extensive and established branch networks and trust services that we do not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in the Washington, D.C. metropolitan market have access to borrowed funds at lower cost than may be available to us. Additionally, deposit competition among institutions in the market area is strong. As a result, it is possible that we may pay above market rates to attract deposits.

Risk Management

        We believe that effective risk management is of primary importance. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors and management team have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and infrastructure capable of addressing the evolving risks we face, as well as the changing regulatory and compliance landscape. Our risk management approach employs comprehensive policies and processes to establish robust governance. We believe a disciplined and conservative underwriting approach has been the key to our strong asset quality.

        Our board of directors sets the tone at the top of our organization, adopting and overseeing the implementation of our risk management, establishing our overall risk appetite and risk management strategy. The board of directors approves our various operating policies, which include risk policies, procedures, limits, targets and reporting structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our board of directors receives periodic reporting on the risks and control environment effectiveness and monitors risk levels in relation to the approved risk appetite. The Audit Committee of our board of directors provides primary oversight of our enterprise risk management function.

        Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management, and approved by the board of directors. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We evaluate our customers' borrowing needs and capacity to repay, in conjunction with their character and history. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.

        Our management of interest rate and liquidity risk is overseen by our Asset and Liability Committee, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; establishes wholesale borrowing limits to be submitted to the board of directors or its designated committee; and acts as a second line of defense in reviewing information and reports submitted to the council for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

Investment Portfolio

        Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity to fund loans and meet the demands of depositors. It provides additional interest income and we seek to have limited interest rate risk and credit risk. We currently classify substantially all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in securities of the U.S. government and its agencies; mortgage back securities and collateralized mortgage obligations issued and fully backed by U.S. government agencies, securities of municipalities and to a lesser extent corporate bonds and other obligations, in each case meeting identified credit standards, and certificates of deposit. The securities portfolio, along with certain loans, may also be used to collateralize public deposits, FHLB borrowings, and Federal Reserve Bank borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities.

Employees

        As of December 31, 2018, we had 128 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

SUPERVISION AND REGULATION

        Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than our shareholders.

        The Company.    We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the Act, and subject to regulation and supervision by the Board of Governors of the Federal Reserve System, or Federal Reserve. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, we are required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also examine us and our subsidiary. We are subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below. Under the Dodd-Frank Act, the Federal Reserve is required to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        The Federal Reserve has adopted a policy statement, the Small Bank Holding Company Policy Statement, or the policy statement, that exempts certain bank holding companies with assets of less than $3 billion, from the consolidated capital requirements and certain other provisions where the bank holding company (i) is not engaged in significant nonbanking activities; (ii) does not conduct significant off balance sheet activities; and (iii) does not have a material amount of debt or equity securities registered with the Securities and Exchange Commission, or SEC. We understand that the Federal Reserve has not historically deemed a bank holding company ineligible for application of the policy statement solely because its common stock is registered under the Securities Exchange Act of 1934, or the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

        The Act requires approval of the Federal Reserve for, among other things, a bank holding company's direct or indirect acquisition of control of more than 5% of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least five years old, the Federal Reserve may approve the acquisition.

        With limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

        The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

        Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act of 1913, as amended, on any extensions of credit to a bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the holding company or any of its subsidiaries; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

        The Gramm-Leach-Bliley Act, or GLB Act allows a bank holding company or other company to elect to become a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. We have not elected financial holding company status.

        The Federal Deposit Insurance Act, or FDIA, and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the Bank.

        A bank holding company (other than a bank holding company subject to the policy statement) is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well capitalized bank holding companies that meet certain conditions.

        As a Virginia corporation, we are subject to limitations and restrictions on our activities. For example, state law restrictions in Virginia include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

        The Bank.    The Bank is a Virginia chartered commercial bank which is a member of the Federal Reserve System, or a state member bank, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits. The Bank is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions, or VBFI, and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and establishment of branch offices.

        The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

        Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.

        Banking is a business, which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

        Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the Banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks, expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

        Virginia Law.    Virginia law governs the licensing and regulation of Virginia chartered banks like the Bank, including organizational and capital requirements, fiduciary powers, investment authority, banking offices and electronic terminals, declaration of dividends, changes of control and mergers, out of state activities, interstate branching and banking, borrowing limits, limits on loans to one borrower and liquidation, among other matters. The VBFI is charged with our supervision and regulation. The VBFI may take possession of a bank if certain conditions exist such as insufficient shareholders' equity, unsafe or unauthorized operations, or violations of law.

        Under Virginia law, we may engage in the general business of banking, including but not limited to, accepting deposits, making secured and unsecured loans, purchasing and holding real property for our own use, and issuing, advising and confirming letters of credit. With limited exceptions, loans to one person may not exceed 15% of the sum of a bank's shareholders' equity, allowance for loan losses and capital notes and debentures.

        USA Patriot Act.    Under the Uniting and Strengthening America by Providing Appropriate Tools to Intercept and Obstruct Terrorism Act of 2001, or USA Patriot Act or Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

        Bank Secrecy Act.    The Bank Secrecy Act, or BSA, which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury Department. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The regulations implementing the BSA explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).

        Office of Foreign Assets Control.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department's OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a "U.S. person" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

        Capital Adequacy.    The Federal Reserve adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        The federal banking agencies have adopted rules, referred to as the "Basel III Rules," to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced CET1, (ii) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the adjustments as compared to existing regulations.

        When fully phased in on January 1, 2019, Basel III requires banks to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer of 2.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress.

        Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

        Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those previously applicable under capital rules. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of mortgage servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. A recent rule proposal would revise the treatment of deferred tax assets and mortgage servicing rights to increase the amounts of such assets includable in capital.

        The Basel III Rules also include, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of additional other comprehensive income, or AOCI, which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Company opted-out of this requirement and, as such, does not include AOCI in its regulatory capital calculation. The Basel III Rules also require a 4% minimum leverage ratio, and a 5% leverage ratio to be considered well capitalized.

        The Basel III Rules also make changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as "high-volatility commercial real estate," or HVCRE, loans are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan-to-value ratio is less than the applicable maximum supervisory loan-to-value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or the 2018 Act, expanded the exclusion from HVCRE loans to include credit facilities financing the acquisition or refinance of, or improvements to, existing income producing property, secured by the property, if the cash flow being generated by the property is sufficient to support the debt service and expenses of the property in accordance with the institution's loan criteria for permanent financing. The 2018 Act also provides that the value of contributed property will be its appraised value, rather than its cost. The 2018 Act permits an institution to reclassify an HVCRE loan as a non-HVCRE loan upon substantial completion of the project, where the cash flow from the property is sufficient to support debt service and expenses, in accordance with the institution's underwriting criteria for permanent financing.

        The Basel III Rules became applicable to the Bank on January 1, 2015. As the Company is subject to the policy statement, the consolidated capital requirements do not apply to it. The capital conservation buffer requirement is fully implemented at 2.5%. The Company and Bank elected to exclude AOCI in calculating regulatory capital as permitted under the Basel III Rule.

        The capital ratios described above are the minimum levels that the federal banking agencies expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

        In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks' capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to us.

        The 2018 Act also directs the federal bank regulatory agencies to develop a "Community Bank Leverage Ratio," calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate. The federal banking agencies have proposed a Community Bank Leverage Ratio of 9%. Even if the Bank qualifies to use the Community Bank Leverage Ratio, there can be no assurance that the compliance with that ratio will provide the Bank with an adequate level of capital to avoid adverse impacts in the event of economic stress, adverse asset quality, or if it incurs losses.

        Prompt Corrective Action.    Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Since January 1, 2015, the following capital requirements applied to the Company for purposes of Section 38.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

        An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

        A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC or other appropriate federal banking agency formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the Bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

        Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

        Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

        Regulatory Enforcement Authority.    Federal banking law grants substantial enforcement powers to federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. In addition, the FDIC could terminate the institution's deposit insurance if it determines that the institution's financial condition is unsafe or unsound or that the institution engaged in unsafe or unsound practices that violated an applicable rule, regulation, order or condition enacted or imposed by the institution's regulators.

        As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect our business and results of operations.

        The Dodd-Frank Act.    The Dodd-Frank Act made significant changes to the current bank regulatory structure, which affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete and becomes effective, the following provisions are considered to be of greatest significance to us:

  •
  Expands the authority of the Federal Reserve to examine bank holding companies and their subsidiaries, including insured depository institutions.

  •
  Requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.

  •
  Provides mortgage reform provisions regarding a customer's ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

  •
  Creates the Consumer Financial Protection Bureau, or CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

  •
  Creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

  •
  Introduces additional corporate governance and executive compensation requirements on companies subject to the Exchange Act, as amended.

  •
  Permits FDIC-insured banks to pay interest on business demand deposits.

  •
  Codifies the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

  •
  Makes permanent the $250 thousand limit for federal deposit insurance.

  •
  Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

        The 2018 Act includes provisions revising Dodd-Frank Act provisions, including provisions that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act, or HMDA (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified Community Bank Leverage Capital Ratio. The 2018 Act also exempts community banks from Section 13 of the Bank Holding Company Act, commonly referred to as the Volcker Rule, if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets from the Volcker Rule restrictions on trading with their own capital. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

        In addition, other new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB, a new, independent federal agency within the Federal Reserve having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. These rules may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. The Bank fully complies with these rules and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules, which become effective on a rolling basis through January 1, 2019, include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

        The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of "qualified mortgages." Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or "bridge" loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not "higher priced." Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (i) a loan term not exceeding 30 years; and (ii) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarified that qualified mortgages do not include "no-doc" loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

        Financial Privacy.    Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

        Community Reinvestment Act.    The Community Reinvestment Act, or CRA, requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our Bank's record of performance under the CRA is publicly available. A bank's CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.

        Fair and Responsible Banking.    Banks and other financial institutions are subject to numerous laws and regulations intended to promote fair and responsible banking and prohibit unlawful discrimination and unfair, deceptive or abusive practices in banking. These laws include, among others, the Dodd-Frank Act, Section 5 of the Federal Trade Commission Act, the Equal Credit Opportunity Act, and the Fair Housing Act.

        Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, and actions by the U.S. Department of Justice and state attorneys general.

        FDIC Insurance Premiums.    FDIC-insured banks, such as the Bank, are required to pay deposit insurance assessments to the FDIC. For banks with less than $10 billion in total consolidated assets, the assessment rate is calculated using a financial ratios method based on a statistical model estimating the bank's probability of failure over three years utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The final rule also eliminates the brokered deposit downward adjustment factor for such banks' assessment rates, providing a new brokered deposit ratio applicable to all small banks, whereby brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well capitalized or has a composite supervisory rating other than a 1 or 2) as a result of which assessment rates may be increased for banks which experience rapid growth; lowers the range of assessment rates authorized to 1.5 basis points for an institution posing the least risk, to 40 basis points for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Banks with over $10 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment basis, subject to certain adjustments. The FDIC may also impose special assessments from time to time. Under the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, FDIC insured institutions with assets in excess of $10 billion will be subject to a phase out of the deductibility of deposit insurance premiums. The FDIC may also impose special assessments from time to time.

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

        Concentration and Risk Guidance.    The federal banking regulatory agencies issued joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of total capital (loan related) or Tier 1 capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of total capital (loan related) or Tier 1 capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of total assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of total assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements.

        Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, like the Bank, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

        Increased Focus on Lending to Members of the Military.    The federal banking agencies and the DOJ have recently increased their focus on financial institution compliance with the Servicemembers Civil Relief Act, or SCRA. The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions the Bank can take when a servicemember is in foreclosure.

        Limitations on Incentive Compensation.    In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder or individuals who are "significant risk takers" with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions of our size. The Federal Reserve would reserve the authority to impose more stringent requirements on institutions of our size. We are evaluating the expected impact of the proposal on our business.

        Cybersecurity.    In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Item 1A.    RISK FACTORS

        The material risks and uncertainties that management believes affect us are described below. Any of these risks, if they are realized, could materially adversely affect our business, financial condition and results of operations, and consequently, the market value of our common stock. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially and adversely affect us. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected.

Risks Related to Our Business

Our business and operations may be materially adversely affected by weak economic conditions.

        Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by interest rates gradually increasing from near historically low levels, which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

        Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial conditions and results of operations.

We are subject to interest rate risk, which could adversely affect our profitability.

        Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings.

        Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected or prolonged change in market interest rates could have a material adverse impact on our business, financial condition and results of operations.

        Our interest sensitivity profile was modestly asset sensitive as of December 31, 2018. As a result, we would expect small increases in net interest income if interest rates rise, and small declines in the event rates fall. However, such expectations are based on our assumptions as to deposit customer behavior in an increasing rate scenario. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities may rise more quickly than the rate of interest that we receive on our interest-earning assets, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.

        In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to credit risk, which could adversely affect our profitability.

        Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S. generally, or in our market areas specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and our level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

        Our risk management practices, such as monitoring the concentrations of our loans and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Losses related to any single loan could have a significant impact on our financial condition and results of operations.

        While our average funded loan size is relatively small compared to our legal lending limit, averaging $1.6 million for commercial real estate loans and approximately $639 thousand for commercial and industrial loans, at December 31, 2018, our legal lending limit has increased, and we have originated larger loans in recent years. As a result of our commercial real estate lending, the loan portfolio contains approximately 8 loans which have balances in excess of 5% of our shareholder's equity, and our largest single exposure is $11.2 million, while our largest exposure to one borrower is $19.2 million. Additionally, commercial and industrial loans not primarily secured by real estate are typically made based on the ability of the borrower to make payment on the loan from the cash flow of the business, and are collateralized primarily by business assets such as equipment, inventory and accounts receivable. These assets are often subject to depreciation over time, may be more difficult than real estate collateral to evaluate, and may be more difficult to realize the value of upon foreclosure. As a result, the availability of funds for repayment of such loans is often contingent on the success of the business itself. Although we seek to structure and monitor our loans and the financial condition of our borrowers in an effort to avoid or minimize losses, unexpected reversals in the business of an individual borrower can occur, and the resulting decline in the quality of loans to such borrowers, and related provisions for credit losses, could have a material adverse effect on our earnings, financial condition and shareholder returns.

A substantial portion of our loans are and will continue to be real estate related loans in the Washington, D.C. metropolitan area. Adverse changes in the real estate market or economy in this area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.

        We make loans primarily to borrowers in the Washington, D.C. and Baltimore metropolitan areas, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, Washington D.C., and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

Increases to our nonperforming assets or other problem assets will have an adverse effect on our earnings.

        As of December 31, 2018, we had nonaccrual loans and loans 90 days or more past due still accruing interest of $3.2 million, or 0.34% of total loans, net of fees, $4.2 million of other real estate owned, or OREO, and nonperforming assets of 0.57% of total assets. At that date, we also had $203 thousand of loans considered troubled debt restructurings, all of which are currently performing. If any of our loans which are troubled debt restructurings or 90 or more days past due and still accruing become nonaccrual loans, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for loan losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of OREO or other collateral. Additionally, the resolution of nonperforming assets, troubled debt restructurings and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.

Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2018, 85.1% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 60.1% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 13.5% of total loans at December 31, 2018. Commercial and industrial loans comprised 12.1%, of total loans at December 31, 2018. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

        Commercial real estate loans tend to have larger balances than single family mortgage loans and other consumer loans. Because the loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers, which could adversely impact our profitability.

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Washington, D.C. metropolitan area and elsewhere, as well as nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence.

        Our primary market area is a highly competitive, highly branched, banking market. Competition in the market area for loans to small and middle-market businesses and professionals, our target market, is intense and pricing is important. Several of our competitors have substantially greater resources and lending limits than us, and offer certain services, such as extensive and established branch networks and trust services, that we do not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in the Washington, D.C. metropolitan area may have access to borrowed funds at lower cost than will be available to us. Additionally, deposit competition among institutions in the market area is strong. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio of loans to small and mid-sized community-based businesses may increase our credit risk.

        Many of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market area in which we operate negatively impact this important customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers' businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our government contractor customers, and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted by the federal government and a budget impasse.

        At December 31, 2018, 12.1% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 33.0% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $127.3 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.

        Our government contractor customers could also withdraw their deposit balances during a shutdown to fund current operations, resulting in additional liquidity risk. Additionally, temporary layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in our market and the general economy of the Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by our customers. As a result, a government shutdown could lead to an increase in the levels of past due loans, nonperforming loans, loan loss reserves and charge-offs, and a decline in liquidity.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

        Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2018, we had $1.16 billion in deposits. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.

        Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Deposits and Other Borrowings," we have a deposit concentration related to municipalities. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a downturn in our market, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

        We rely on customer deposits, including brokered deposits, and to a lesser extent on advances from the Federal Home Loan Bank of Atlanta, or FHLB, to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Our reputation is critical to our business, and damage to it could have a material adverse effect on us.

        We believe that a key differentiating factor for our business is the strong reputation we have built in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third party vendors or other counterparties, litigation or regulatory actions, our failure to meet our high customer service and quality standards, compliance failures and weakened financial condition. Negative publicity about us, whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may be inadequate to absorb losses inherent in the loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

        Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. In determining the size of our allowance for loan losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Although we endeavor to maintain our allowance for loan losses at a level adequate to absorb any inherent losses in the loan portfolio, the determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, and the accuracy of our judgments depends on the outcome of future events. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (i) the geographic concentration of our loans, (ii) the concentration of higher risk loans, such as commercial real estate, and commercial and industrial loans, and (iii) the relative lack of seasoning of certain of our loans.

        Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring loan losses in excess of our current allowance for loan losses, requiring us to make material additions to our allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

        Our federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our results of operations and financial condition could be materially adversely affected at that time.

The success of our growth strategy depends, in part, on our ability to identify and retain individuals with experience and relationships in our market.

        Our success depends, in large part, on our management team and key employees. The loss of any of our management team or our key employees could materially adversely affect our ability to execute our business strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Failure to attract and retain a qualified management team and qualified key employees could have a material adverse effect on our business, financial condition and results of operations.

        In order to continue to grow successfully, we must also identify and retain experienced loan officers with local expertise and relationships. We expect that competition for experienced loan officers will continue to be intense and that there will be a limited number of qualified loan officers with knowledge of, and experience in, the community banking industry in our market area. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current banks. In addition, the process of identifying and recruiting loan officers with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could adversely affect our business, financial condition and results of operations. The lack of acquisition opportunities in the future, or our inability to successfully bid for such opportunities as are available, could result in a slower pace of growth.

We may not be able to successfully manage continued growth.

        We have used the net proceeds of our recent offering to fund the cash portion of the merger consideration in the merger with Colombo, and to contribute to the Bank's capital to support further growth in the level of our assets and deposits. As our capital base grows, so does our legal lending limit. We cannot be certain as to our ability to manage increased levels of assets and liabilities, or to successfully make and supervise higher balance loans. Further, we may not be able to maintain the relatively low number and level of nonperforming loans and charge-offs that we have experienced. We may be required to make additional investments in equipment, software, physical facilities and personnel to accumulate and manage higher asset levels and loan balances, which may adversely impact earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

        There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, a failure to maintain adequate internal controls and compliance processes, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing our strategic initiatives. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our earnings and profitability and therefore on our business, financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

        The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2018, commercial real estate loans, as defined for regulatory purposes, represented 353.0% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 88.6% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 91.0% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

        As a result of our organic growth over the past several years, as of December 31, 2018, approximately $797.3 million, or 70.1%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.94 years; commercial and industrial loans—1.75 years; commercial construction loans—1.00 years; consumer residential loans—2.44 years; and consumer nonresidential loans—1.18 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

        A "brokered deposit" is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Recently enacted legislation excludes reciprocal deposits of up to the lesser of

$5 billion or 20% of an institution's deposits from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. We have established a brokered deposit to total deposit tolerance ratio of 15%. As of December 31, 2018, brokered deposits, excluding reciprocal deposits, represented approximately 7.3% of our total deposits. Reciprocal deposits represented an additional 7.6% of total deposits at December 31, 2018. Currently, our brokered deposits have a comparable deposit cost to our core deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy which could have an adverse effect on our net interest margin. In addition, banks that become less than "well capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

We may face risks with respect to future expansion or acquisition activity.

        We selectively seek to expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining our business and that of the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business, diversion of management attention, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to us is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

        We may not be successful in overcoming these risks or other problems encountered in connection with potential acquisitions or other expansion activity. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition or results of operations.

        Additionally, at December 31, 2018, we had $6.5 million of goodwill related to our October 2018 acquisition of Colombo. Goodwill and other intangible assets are required to be tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operation may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk.

        We enter into off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and guarantees which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and guarantees written is represent by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

New lines of business, products, product enhancements or services may subject us to additional risk.

        From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of customer acceptance or unprofitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties.

        In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon customers' representations that their financial statements conform to generally accepted accounting principles in the United States of America, or GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or audit or accountants' reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We depend on information technology and telecommunications systems of third parties, and any systems failures or interruptions could adversely affect our operations and financial condition.

        Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. We outsource many of our major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. Of particular significance is our long-term contract for core data processing services with Fidelity National Information Services, Inc. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and we may experience harm to our reputation and liability exposure from security breaches.

        Our business involves the storage and transmission of customers' proprietary information and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers or both. Although we devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers, our security measures may not be effective against all potential cyber-attacks or security breaches. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, or implement effective preventive measures against, all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of our security measures could be harmed and could result in the loss of customers.

        A successful penetration or circumvention of the security of our systems, including those of third party providers or other financial institutions, or the failure to meet regulatory requirements for security of our systems, could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation and regulatory exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to keep up with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.

        The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

        Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We may be adversely affected by the soundness of other financial institutions.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have a material adverse effect on our business, financial condition and results of operations.

If we fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, which could have a material adverse effect on us.

        Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

        We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control system in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and FDIC regulations could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the use of data and modeling in both our management's decision-making generally and in meeting regulatory expectations in particular.

        The use of statistical and quantitative models and other quantitatively-based analyses is endemic to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for loan loss measurement, portfolio stress testing and the identification of possible violations of anti-money laundering regulations are examples of areas in which we are dependent on models and the data that underlies them. We anticipate that model-derived insights will be used more widely in our decision-making in the future. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision making, which could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and we may not be able to do so.

        Access to sufficient capital is critical in order to enable us to implement our business plan, support our business, expand our operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact our ability to support and to grow our operations. If we grow our operations faster than we generate capital internally, we will need to access the capital markets. We may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, our financial condition and our results of operations. Economic conditions and a loss of confidence in financial institutions may increase our cost of capital and limit access to some sources of capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition and results of operations.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets.

        A substantial portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances could be found on these properties and that we could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property's value or limit our ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

        In the normal course of business, from time to time, we may be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, we may in the future be subject to consent orders or other formal or informal enforcement agreements with our regulators. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition and results of operations.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.

        In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO, that we acquire through foreclosure proceedings and to determine loan impairments. If any of these valuations are inaccurate, our financial statements may not reflect the correct value of our OREO, if any, and our allowance for loan losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for loan losses could have a material adverse effect on our business, financial condition and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

        The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2020; and (ii) record the value of and liabilities relating to operating leases on our balance sheet, which is applicable beginning in 2019 and resulted in the Company recording a right of use asset of approximately $12.5 million and base liability of approximately $12.8 million. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

        Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of the allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

        As of December 31, 2018, the fair value of our investment securities portfolio was approximately $125.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition or results of operations.

We have no current plans to pay cash dividends.

        Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. The Bank is our primary operating business and the source of substantially all of our earnings, and our ability to pay dividends will be subject to the earnings, capital levels, capital needs and limitations relating to the payment of dividends by the Bank to us. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. While we have sufficient retained earnings and expect our future earnings to be sufficient to pay cash dividends, our board of directors currently intends to retain earnings for the purpose of financing growth. In addition, we are a bank holding company, and our ability to declare and pay dividends to our shareholders is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization's expected future needs, asset quality and financial condition.

Risks Related to Our Industry

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

        The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the Federal Reserve and the VBFI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

        Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations.

        Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

        In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency's assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

        The Federal Reserve and the VBFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve or the VBFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require us to remediate any such adverse examination findings.

        In addition, these agencies have the power to take enforcement action against us to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our business, financial condition and results of operations.

We may be required to act as a source of financial and managerial strength for our Bank in times of stress.

        Under federal law and long-standing Federal Reserve policy, we, as a bank holding company, are required to act as a source of financial and managerial strength to our Bank and to commit resources to support our Bank if necessary. We may be required to commit additional resources to our Bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders' or creditors', best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and our Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our Bank are subordinate in right of repayment to deposit liabilities of our Bank.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

        Regulatory capital rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% (when fully phased in) to avoid limitations on capital distributions and discretionary executive compensation payments. At December 31, 2018, the capital conservation buffer was 1.825%. The revised capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well capitalized" for purposes of certain rules and prompt corrective action requirements.

        The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Our regulatory capital ratios currently are in excess of the levels established for "well capitalized" institutions. Future regulatory change could impose higher capital standards.

        Recently enacted legislation directs the federal bank regulatory agencies to develop a "Community Bank Leverage Ratio," calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. If we qualify for this simplified capital regime, there can be no assurance that satisfaction of the Community Bank Leverage Ratio will provide adequate capital for our operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

        Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The Bank Secrecy Act of 1970, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, or FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Office of Foreign Assets Control, or OFAC. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

We are subject to numerous "fair and responsible banking" laws designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

        The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act and the Dodd-Frank Act prohibit unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, or DOJ, federal banking agencies, and other federal and state agencies are responsible for enforcing these fair and responsible banking laws and regulations. A challenge to an institution's compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

        Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, or PII, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third parties). For example, our business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to "opt out" of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations, financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

        We regularly use third party vendors in our business and we rely on some of these vendors for critical functions including, but not limited to, our core processing function. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. We expect our regulators to hold us responsible for deficiencies in our oversight or control of our third party vendor relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Rulemaking changes implemented by the Consumer Financial Protection Bureau will result in higher regulatory and compliance costs that may adversely affect our business.

        The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations issued by the CFPB have created a more intense and complex environment for consumer finance regulation. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination. These changes could have a material adverse effect on our business, financial condition and results of operations.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

        The Federal Reserve, other federal banking agencies and the SEC have jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in consolidated assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees.

Our Bank's FDIC deposit insurance premiums and assessments may increase.

        Our Bank's deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to insurance assessments based on our Bank's average consolidated total assets less its average tangible equity. Our Bank's regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Numerous bank failures during the financial crisis and increases in the statutory deposit insurance limits increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and the reserve ratios of the Deposit Insurance Fund required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our executive offices and the main office of the Bank are located at 11325 Random Hills Road, Fairfax, Virginia, 22030. In addition to our main office, we also maintain 11 additional branch offices in Arlington, Virginia; Ashburn, Loudoun County, Virginia; the independent city of Manassas, Virginia; Reston, Fairfax County, Virginia; and Springfield, Fairfax County, Virginia; Montgomery County and Baltimore, Maryland. We also maintain an operations center in Manassas. We lease all but one of our office properties. We own our branch located in Baltimore, Maryland. We also lease a loan production office in Lutherville, Maryland.

        We are committed to being highly selective in our branching decisions, and we intend to continue to explore opportunities for establishing additional strategically located branches in the Washington and Baltimore MSAs based primarily on commercial deposit and loan potential and demographic support. We typically establish branches as necessary to provide support for established business development people and lenders with substantial books of business and customer relationships.

Item 3.    Legal Proceedings

        In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management's knowledge, threatened against us.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently quoted on the Nasdaq Capital Market under the symbol "FVCB." As of March 22, 2019, there were 564 holders of record of our common stock.

Dividends

        To date, we have not paid, and we do not currently pay, a cash dividend on our common stock. Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. As we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from our Bank. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

        Regulations of the Federal Reserve and Virginia law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Virginia law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. Under Virginia law, the Company generally may not pay dividends or distributions to holders of common stock if it would be unable to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities plus the amount of the liquidation preference of any class of shares with superior rights than the common stock.

        The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. The Federal Reserve has issued guidance on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing. Under Federal Reserve guidance, as a general matter, the board of directors of a holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce the dividends if: (i) the holding company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the holding company's prospective rate of earnings retention is not consistent with the capital needs and overall current and prospective financial condition; or (iii) the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Item 6.    Selected Financial Data

Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2018	2017	2016	2015	2014
Interest income	$51,924	$40,302	$32,587	$26,557	$22,473
Interest expense	12,110	8,195	5,387	3,665	3,288

Net interest income	39,814	32,107	27,200	22,892	19,185
Provision for loan losses	1,920	1,200	1,471	1,073	886

Net interest income after provision for loan losses	37,894	30,907	25,729	21,819	18,299
Non-interest income	1,661	2,975	1,220	1,161	1,313
Non-interest expense	26,448	19,346	16,446	14,701	13,316

Net income before income taxes	13,107	14,536	10,503	8,279	6,296
Provision for income taxes	2,238	6,846	3,571	2,860	2,162

Net income	$10,869	$7,690	$6,932	$5,419	$4,134

Balance Sheet Data:
Total assets	$1,351,576	$1,053,224	$909,305	$736,807	$604,756
Loans receivable, net of fees	1,136,743	888,677	768,102	623,559	509,938
Allowance for loan losses	(9,159)	(7,725)	(6,452)	(6,239)	(5,565)
Total investment securities	125,298	117,712	113,988	67,795	62,697
Total deposits	1,162,440	928,163	775,991	626,640	504,220
Other borrowed funds	24,407	24,327	51,247	35,650	32,500
Total shareholders' equity	158,336	98,283	79,811	72,752	66,815
Common shares outstanding	13,713	10,869	10,179	10,141	10,138
Per Common Share Data:
Basic net income	$0.93	$0.74	$0.68	$0.54	$0.41
Fully diluted net income	0.85	0.67	0.63	0.51	0.41
Book value	11.55	9.04	7.84	7.18	6.59
Tangible book value(1)	10.93	9.03	7.83	7.16	6.58
Performance Ratios:
Return on average assets	0.94%	0.80%	0.88%	0.85%	0.76%
Return on average equity	9.29	8.63	8.91	7.70	6.45
Net interest margin(2)	3.51	3.43	3.51	3.66	3.63
Efficiency ratio(3)	63.07	57.16	58.02	61.29	65.21
Non-interest income to average assets	0.14	0.31	0.15	0.18	0.24
Non-interest expense to average assets	2.28	2.02	2.08	2.30	2.44
Loans receivable, net of fees to total deposits	97.79	95.75	98.98	99.51	101.13
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans receivable, net of fees	0.05%	(0.01)%	0.19%	0.07%	0.03%
Nonperforming loans to loans receivable, net of fees	0.34	0.09	0.03	0.41	0.31
Nonperforming assets to total assets	0.57	0.44	0.03	0.35	(28.77)
Allowance for loan losses to nonperforming loans	285.24	979.09	2,591.16	243.81	347.60
Allowance for loan losses to loans receivable, net of fees	0.81	0.87	0.84	1.00	1.09
Capital Ratios (Bank Only):
Tier 1 risk-based capital	13.27%	12.05%	12.37%	11.25%	12.53%
Total risk-based capital	14.02	12.83	13.16	12.20	13.62
Common Equity Tier 1 capital	13.27	12.05	12.37	11.25	N/A
Leverage capital ratio	12.41	11.79	11.89	10.82	10.96
Other:
Average shareholders' equity to average total assets	10.09%	9.32%	9.85%	11.03%	11.78%
Average loans receivable, net of fees to average total deposits	96.56%	97.74%	96.05%	97.83%	95.70%
Average common shares outstanding:
Basic	11,715	10,435	10,170	10,138	10,125
Diluted	12,822	11,545	10,922	10,591	10,283

(1)
Tangible book value is calculated as total shareholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2018 and 2017 and the results of our operations for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

        In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations. In this discussion, all references to per share data of FVCB for periods ending on or before December 31, 2017 have been adjusted to reflect a 5 for 4 stock split in the form of a 25% stock dividend paid on September 25, 2017.

Cautionary Note About Forward-Looking Statements

        We make certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "may," "could," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "aim," "intend," "plan," or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

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

  •
  technological and social media changes;

  •
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, inflation, interest rate, market and monetary fluctuations;

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

  •
  the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, or PCAOB, the Financial Accounting Standards Board or other accounting standards setting bodies;

  •
  the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

  •
  the willingness of users to substitute competitors' products and services for our products and services;

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

  •
  the expected growth opportunities or cost savings from the merger may not be fully realized or may take longer to realize than expected;

  •
  deposit attrition, operating costs, customer losses, and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected.

        The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A above. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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

        On October 12, 2018, we completed our acquisition of Colombo Bank ("Colombo"), pursuant to a previously announced definitive merger agreement. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company's common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the Average Closing Price") holders of shares of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock were issued in exchange for outstanding shares of Colombo common stock.

        Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in "Quantitative and Qualitative Disclosures About Market Risk" below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, insurance commission income, income from bank owned life insurance, or BOLI, and gains and losses on sales of investment securities available-for-sale.

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

        The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for purchase credit-impaired loans, fair value measurements, and the valuation of other real estate owned.

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on loan segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, we categorize loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer residential, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining their allowance for loan losses. Since the Bank's inception in 2007, we have experienced minimal loss history within our loan portfolio. Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

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

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. We individually assign loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. We evaluate the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) we recognize an impairment and establish a specific reserve for the impaired loan.

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

Allowance for Loan Losses—Acquired Loans

  Acquired loans accounted for under ASC 310-30

        For our acquired loans, to the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

  Acquired loans accounted for under ASC 310-20

        Subsequent to the acquisition date, we establish our allowance for loan losses through a provision for loan losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

Purchased Credit-Impaired Loans

        Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2018, there was no reserve for impairment of PCI loans within our allowance for loan losses.

        We periodically evaluate the remaining contractual required payments due and estimates of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, we would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans.

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

Financial Overview

        For the years ended December 31, 2018 and 2017, we experienced record growth as we continue to expand our market area through organic growth and acquisition, capitalizing on market disruption as a result of recent merger activity.

  •
  Total assets increased to $1.35 billion compared to $1.05 billion as of December 31, 2018 and 2017, respectively, an increase of $298.4 million, or 28.3%.

  •
  Total loans, net of deferred fees, increased $248.1 million, or 27.9%, from December 31, 2017 to December 31, 2018. Asset quality remains strong with nonaccrual loans and loans past due 90 days or more still accruing interest as a percentage of total assets being 0.24% at December 31, 2018, compared to 0.07% at December 31, 2017.

  •
  Total deposits increased $234.3 million, or 25.2%, from December 31, 2017 to December 31, 2018.

  •
  Tangible book value per share at December 31, 2018 was $10.93, an increase from $9.03 at December 31, 2017.

  •
  Net income was $10.9 million for the year ended December 31, 2018 compared to $7.7 million for the same period of 2017. Our 2018 results were impacted by additional expenses related to our acquisition of Colombo totaling $2.6 million, net of tax, in 2018. Excluding these merger-related expenses, we would have recorded income of $13.4 million for the year ended December 31, 2018 or $1.05 per diluted common share. Our 2017 results were impacted by the revaluation of our net deferred tax assets as a result of the enactment of the 2017 Tax Act. As a result of the revaluation of our net deferred tax assets, we recorded an additional $2.0 million in provision for income tax expense for 2017. Excluding this additional provision for income taxes, we would have recorded net income of $9.7 million, or $0.84 per diluted common share, for the year ended December 31, 2017. For a reconciliation of this non-GAAP information which excludes the effect of merger-related expenses and the revaluation of our net deferred tax assets, please refer to the table below.

 Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)
Years Ended December 31, 2018 and 2017
(Dollars in thousands, except per share data)

	2018	2017
Net income (as reported)	$10,869	$7,690
Add: merger and acquisition expense	3,339	—
Less: provision for income taxes associated with merger and acquisition expense	(788)	—
Add: TCJA revaluation of net deferred tax assets	—	2,003

Net income, excluding above non-GAAP items	$13,420	$9,693

Earnings per share—basic (net income, as adjusted)	$1.15	$0.93

Earnings per share—diluted (net income, as adjusted)	$1.05	$0.84

Return on average assets (non-GAAP net income)	1.16%	1.01%
Return on average equity (non-GAAP net income)	11.47%	10.88%

Results of Operations—Year Ended December 31, 2018 and December 31, 2017

Overview

        We recorded net income of $10.9 million, or $0.85 per diluted common share, for the year ended December 31, 2018, compared to net income of $7.7 million, or $0.67 per diluted common share for the year ended December 31, 2017. Our 2018 results were impacted by additional expenses related to our acquisition of Colombo totaling $2.6 million, net of tax, in 2018. Excluding these merger-related expenses, we would have recorded income of $13.4 million, or $1.05 per diluted common share, for the year ended December 31, 2018. Our 2017 results were impacted by the revaluation of our net deferred tax assets as a result of the enactment of the 2017 Tax Act. As a result of the revaluation of our net deferred tax assets, we recorded an additional $2.0 million in provision for income tax expense for 2017. Excluding this additional provision for income taxes, we would have recorded net income of $9.7 million, or $0.84 per diluted common share for the year ended December 31, 2017.

        Net interest income increased $7.7 million to $39.8 million for the year ended December 31, 2018, compared to $32.1 million for the year ended December 31, 2017, primarily as a result of an increase in interest-earning assets. Provision for loan losses was $1.9 million for the year ended December 31, 2018, compared to $1.2 million for the same period of 2017. Noninterest income decreased $1.3 million to $1.7 million for the year ended December 31, 2018 as compared to $3.0 million for 2017 due primarily to a gain recorded on the foreclosure of other real estate owned of $1.1 million and a claim on BOLI policies of $443 thousand during 2017. Noninterest expense was $26.4 million for the year ended December 31, 2018 compared to $19.3 million for the same period of 2017. Noninterest expense increased $3.3 million during 2018 as a result of expenses recorded associated with our acquisition of Colombo in addition to an increase in salaries and benefits expense for strategic additions to business development and back office staffing over the past year to support our growth plans.

        The return on average assets for the years ended December 31, 2018 and 2017 was 0.94% and 0.80%, respectively. The return on average equity for the years ended December 31, 2018 and 2017 was 9.29% and 8.63%, respectively. Excluding merger related expenses and associated taxes recorded during 2018, return on average assets and return on average equity for the year ended December 31, 2018 would have been 1.16% and 11.47%, respectively. Excluding the additional provision for income taxes as a result of the 2017 Tax Act, return on average assets and return on average equity for the year ended December 31, 2017 would have been 1.01% and 10.88%, respectively.

Net Interest Income/Margin

        The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2018, 2017, and 2016.

 Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial real estate	$587,060	$27,714	4.72%	$499,776	$23,250	4.65%	$396,663	$18,657	4.70%
Commercial and industrial	109,475	6,174	5.64%	91,361	4,516	4.94%	85,948	4,288	4.99%
Commercial construction	133,691	7,170	5.36%	89,156	4,399	4.93%	60,068	3,045	5.07%
Consumer residential	113,643	5,316	4.68%	105,715	4,510	4.27%	96,566	3,746	3.88%
Consumer nonresidential	28,014	1,842	6.58%	19,178	830	4.33%	19,800	714	3.61%
Consumer construction	—	—	0.00%	—	—	0.00%	3,251	146	4.50%

Total loans(1)	971,883	48,216	4.96%	805,186	37,505	4.66%	662,296	30,596	4.62%

Investment securities(2)	124,510	2,843	2.28%	113,799	2,530	2.22%	85,687	1,766	2.06%
Restricted stock	4,211	291	6.92%	3,971	223	5.61%	3,049	170	5.59%
Deposits at other financial institutions and federal funds sold	34,193	599	1.75%	13,400	90	0.68%	24,807	101	0.41%

Total interest-earning assets and interest income	1,134,797	51,949	4.58%	936,356	40,348	4.31%	775,839	32,633	4.21%

Noninterest-earning assets:
Cash and due from banks	2,683			1,924			1,526
Premises and equipment, net	1,555			1,367			1,324
Accrued interest and other assets	28,480			23,232			17,907
Allowance for loan losses	(8,266)			(6,987)			(6,164)

Total assets	$1,159,249			$955,892			$790,432

Liabilities and Stockholders' Equity
Interest—bearing liabilities:
Interest—bearing deposits:
Interest checking	$182,532	$2,150	1.18%	$204,422	$1,664	0.81%	$174,544	$1,357	0.78%
Savings and money markets	258,462	2,680	1.04%	162,127	1,175	0.72%	156,713	864	0.55%
Time deposits	265,038	4,258	1.61%	210,093	2,773	1.32%	156,493	1,796	1.15%
Wholesale deposits	77,466	1,266	1.63%	75,534	805	1.07%	53,178	457	0.86%

Total interest—bearing deposits	783,498	10,354	1.32%	652,176	6,417	0.98%	540,928	4,474	0.83%

Other borrowed funds	32,730	1,756	5.37%	40,849	1,778	4.35%	21,384	913	4.27%

Total interest-bearing liabilities and interest expense	816,228	12,110	1.48%	693,025	8,195	1.18%	562,312	5,387	0.96%

Noninterest-bearing liabilities:
Demand deposits	222,972			171,649			148,593
Other liabilities	3,057			2,162			1,698
Common stockholders' equity	116,992			89,056			77,829

Total liabilities and stockholders' equity	$1,159,249			$955,892			$790,432

Net interest income and net interest margin		$39,839	3.51%		$32,153	3.43%		$27,246	3.51%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2018, 34.5% for 2017 and 34.11% for 2016.

        The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities.

Rate and Volume Analysis
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018 Compared to 2017			2017 Compared to 2016
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$4,061	$403	$4,464	$4,849	$(256)	$4,593
Commercial and industrial	895	763	1,658	270	(42)	228
Commercial construction	2,197	574	2,771	1,475	(121)	1,354
Consumer residential	338	468	806	355	409	764
Consumer nonresidential	382	630	1,012	(22)	138	116
Consumer construction	—	—	—	(146)	—	(146)

Total loans(1)	7,873	2,838	10,711	6,781	128	6,909

Investment securities(2)	238	75	313	582	182	764
Restricted stock	13	55	68	52	1	53
Deposits at other financial institutions and federal funds sold	143	366	509	(48)	37	(11)

Total interest income	8,267	3,334	11,601	7,367	348	7,715

Interest expense:
Interest—bearing deposits:
Interest checking	(178)	664	486	232	75	307
Savings and money markets	698	807	1,505	30	281	311
Time deposits	725	760	1,485	614	363	977
Wholesale deposits	21	440	461	192	156	348

Total interest—bearing deposits	1,266	2,671	3,937	1,068	875	1,943

Other borrowed funds	(353)	331	(22)	831	34	865

Total interest expense	913	3,002	3,915	1,899	909	2,808

Net interest income	$7,354	$332	$7,686	$5,468	$(561)	$4,907

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2018, 34.5 % for 2017 and 34.11% for 2016.

(3)
Changes attributable to rate/volume have been allocated to volume.

        Net interest income for the year ended December 31, 2018 was $39.8 million, compared to $32.1 million for the year ended December 31, 2017, an increase of $7.7 million, or 24.0%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2018 compared to 2017. The yield on interest-earning assets increased 27 basis points to 4.58% for the year ended December 31, 2018, compared to 4.31% for the same period of 2017.

Offsetting this increase in yields on earning assets was a 30 basis point increase in the cost of interest-bearing liabilities.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2018 and 2017 was 3.51% and 3.43%, respectively. The increase in our net interest margin was primarily a result of an increase in the interest earned related to our interest-earning assets during 2018, primarily within our loan portfolio. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
Years Ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
GAAP Financial Measurements:
Interest income:
Loans	$48,216	$37,505
Deposits at other financial institutions and federal funds sold	599	90
Investment securities available-for-sale	2,767	2,433
Investment securities held-to-maturity	51	51
Restricted Stock	291	223

Total interest income	51,924	40,302

Interest expense:
Interest-bearing deposits	10,354	6,417
Other borrowed funds	1,756	1,778

Total interest expense	12,110	8,195

Net interest income	$39,814	$32,107
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income-securities	25	46

Total tax benefit on interest income	$25	$46

Tax-equivalent net interest income	$39,839	$32,153

        Average interest-earning assets increased by 21.2% to $1.13 billion at December 31, 2018 compared to $936.4 million at December 31, 2017, which resulted in an increase in total interest income on a tax equivalent basis of $11.6 million, to $51.9 million for the year ended December 31, 2018 compared to $40.3 million for the year ended December 31, 2017. The increase in our earning assets was primarily driven by an increase in average loans receivable of $166.7 million, which contributed to an additional $7.9 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $2.8 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2018 and 2017.

        Total average interest-bearing deposits increased $131.3 million to $783.5 million at December 31, 2018 compared to $652.2 million at December 31, 2017. Average noninterest-bearing deposits increased $51.3 million to $223.0 million at December 31, 2018 compared to $171.6 million at December 31, 2017. The largest increase in average interest-bearing deposit balances was in our savings and money market accounts, which increased $96.3 million compared to 2017. Average wholesale deposits increased $1.9 million to $77.5 million as of December 31, 2018 compared to $75.5 million at December 31, 2017. This change in the mix of our interest-bearing liabilities in addition to the increases in the targeted fed funds rate during 2018 have contributed to the increase in our cost of interest-bearing deposits to 1.32% in 2018 from 0.98% in 2017. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes used to help fund our balance sheet growth, increased 102 basis points to 5.37% in 2018 from 4.35% in 2017, a result of the increases in funding costs due to the higher interest rate environment for 2018 as compared to 2017.

Provision Expense and Allowance for Loan Losses

        We recorded a provision for loan losses of $1.9 million for the year ended December 31, 2018 compared to a provision for loan losses of $1.2 million for the same period of 2017. The allowance for loan losses at December 31, 2018 was $9.2 million compared to $7.7 million at December 31, 2017. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, at December 31, 2018 was 0.81% compared to 0.87% at December 31, 2018. The decrease in our allowance for loan loss ratio as a percentage of total loans was primarily the result of the addition of $142.6 million in acquired loans from Colombo, recorded at fair value under purchase accounting with no associated allowance. The allowance for loan losses on our originated portfolio was 0.91% of loans outstanding at December 31, 2018. The increase in the allowance for originated loans was primarily attributable to modest charge-offs and specific reserves added to the allowance during 2018.

Noninterest Income

        The following table provides detail for non-interest income for the years ended December 31, 2018, 2017, and 2016.

Non-Interest Income
Years Ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Service charges on deposit accounts	$635	$546
Fees on loans	722	76
Gains (losses) on sale of securities available-for-sale	(462)	164
Gain on foreclosure of other real estate owned	—	1,076
BOLI income	438	855
Other fee income	328	258

Total non-interest income	$1,661	$2,975

        Noninterest income includes service charges on deposits and loans, income from our BOLI policies, and gains (losses) on sales of investment securities available-for-sale, and continues to supplement our operating results. Noninterest income for the years ended December 31, 2018 and 2017 was $1.7 million and $3.0 million, respectively. Noninterest income decreased for the year ended December 31, 2018 as compared to the same period of 2017 primarily due to a $1.1 million gain on the foreclosure of other real estate owned and $443 thousand from a claim on our BOLI policies during 2017. Fee income from fees on loans, service charges on deposits, and other fee income was $1.7 million for the year ended December 31, 2018, an increase of 91.2%, as compared $881 thousand for the same period of 2017, primarily a result of fee income earned on loan interest rate swaps during 2018.

Noninterest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2018, 2017, and 2016.

Non-Interest Expense
Years Ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Salaries and employee benefits	$14,008	$11,659
Occupancy and equipment expense	2,524	2,259
Data processing and network administration	1,233	1,074
State franchise taxes	1,184	1,041
Audit, legal and consulting fees	649	513
Merger and acquisition expense	3,339	—
Loan related expenses	364	285
FDIC insurance	469	384
Marketing, business development and advertising	339	375
Director fees	457	405
Postage, courier and telephone	212	188
Internet banking	308	242
Dues, memberships & publications	166	129
Bank insurance	197	134
Printing and supplies	153	120
Bank charges	141	71
State assessments	119	133
Core deposit intangible amortization	118	20
Other operating expenses	468	314

Total non-interest expense	$26,448	$19,346

        Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $26.4 million and $19.3 million for the year ended December 31, 2018 and 2017, respectively.

        Salaries and benefits expense increased $2.3 million to $14.0 million for the year ended December 31, 2018 compared to $11.7 million for 2017. The increase in salaries and benefits expense is primarily related to our taking advantage of the bank consolidation that occurred in our market during 2017 and strategically hiring business development and back office personnel to support our growth plans and the increases in personnel as a result of our acquisition of Colombo. In addition, the variable component of our compensation expense increased during 2018 as a result of our performance. Merger and acquisition expense of $3.3 million are included in our 2018 noninterest expense totals compared to none for 2017.

        Other increases in noninterest expense were primarily related to supporting bank growth. Increases in audit, legal, and consulting fees year-over-year were primarily attributable to the acquisition and implementation costs related to regulatory compliance over our internal control environment as a result of surpassing $1 billion in total assets as of December 31, 2017.

Income Taxes

        We recorded a provision for income tax expense of $2.2 million for the year ended December 31, 2018, compared to $6.8 million for the year ended December 31, 2017. Our effective tax rate for December 31, 2018 was 17.1%, compared to 47.1% for 2017. Our effective tax rate for 2018 is less than the statutory rate of 21% primarily because of discrete tax benefits recorded as a result of certain exercises in nonqualified stock options during 2018. For 2017, our effective tax rate is greater than the statutory rate because of the revaluation of our net deferred tax assets as a result of the 2017 Tax Act, which increased our provision for income taxes by $2.0 million.

Discussion and Analysis of Financial Condition

Overview

        At December 31, 2018, total assets were $1.35 billion, an increase of 28.3%, or $298.4 million, from $1.05 billion at December 31, 2017. Total loans receivable, net of deferred fees and costs, increased 27.9%, or $248.1 million, to $1.14 billion at December 31, 2018, from $888.7 million at December 31, 2017. Total investment securities increased by $7.6 million, or 6.4%, to $125.3 million at December 31, 2018, from $117.7 million at December 31, 2017. Total deposits increased 25.2%, or $234.3 million, to $1.16 billion at December 31, 2018, from $928.2 million at December 31, 2017. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At December 31, 2018 and December 31, 2017, we had no federal funds sold or FHLB advances outstanding.

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.14 billion at December 31, 2018, an increase of $248.1 million, or 27.9%, compared to $888.7 million at December 31, 2017. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios and the addition of acquired loans totaling $131.0 million at December 31, 2018.

        The following table presents the composition of our loans receivable portfolio at each of the five years ended December 31, 2018.

 Loans Receivable
At December 31, 2018, 2017, 2016, 2015 and 2014
(Dollars in thousands)

	2018		2017		2016
Commercial real estate	$683,602	60.07%	$526,657	59.21%	$476,851	62.08%
Commercial and industrial	137,328	12.07%	98,150	11.04%	112,061	14.59%
Commercial construction	153,339	13.47%	123,444	13.88%	53,167	6.92%
Consumer residential	131,431	11.55%	108,926	12.25%	106,549	13.87%
Consumer nonresidential	32,308	2.84%	32,232	3.62%	19,548	2.54%
Consumer construction	—	0.00%	—	0.00%	—	0.00%

Gross loans	1,138,008	100.00%	889,409	100.00%	768,176	100.00%
Less:
Allowance for loan losses	9,159		7,725		6,452
Unearned income and (unamortized premiums)	1,265		732		75

Loans receivable, net	$1,127,584		$880,952		$761,649

	2015		2014
Commercial real estate	$376,426	60.40%	$325,041	63.81%
Commercial and industrial	89,502	14.36%	82,374	16.17%
Commercial construction	49,834	8.00%	24,160	4.74%
Consumer residential	84,464	13.55%	66,228	13.00%
Consumer nonresidential	19,127	3.07%	11,615	2.28%
Consumer construction	3,856	0.62%	—	0.00%

Gross loans	623,209	100.00%	509,418	100.00%
Less:
Allowance for loan losses	6,239		5,565
Unearned income and (unamortized premiums)	(350)		(520)

Loans receivable, net	$617,320		$504,373

        The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2018.

 Loan Maturities and Interest Rate Sensitivity
At December 31, 2018
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial real estate	$42,620	$279,951	$361,031	$683,602
Commercial and industrial	83,691	39,836	13,801	137,328
Commercial construction	37,786	65,523	50,030	153,339
Consumer residential	5,181	15,149	111,101	131,431
Consumer nonresidential	7,282	18,104	6,922	32,308

Total loans receivable	$176,560	$418,563	$542,885	$1,138,008

Fixed—rate loans	$45,323	$259,390	$226,525	$531,238
Floating—rate loans	131,237	159,173	316,360	606,770

	$176,560	$418,563	$542,885	$1,138,008

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Asset Quality

        Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO at December 31, 2018 was $7.4 million compared to $4.7 million at December 31, 2017. Our ratio of nonperforming assets to total assets was 0.57% at December 31, 2018 compared to 0.44% at December 31, 2017. Nonperforming assets of $1.2 million is attributable to our acquisition of Colombo during the fourth quarter of 2018, which increased our ratio of nonperforming assets to total assets by 0.09%. Troubled debt restructurings, or TDRs, as of December 31, 2018 were $203 thousand and as of December 31, 2017 were $1.7 million. We recorded net charge-offs of 0.05% for the year ended December 31, 2018 compared to net recoveries of 0.01% of average loans receivable for the year ended December 31, 2017. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets
At December 31, 2018, 2017, 2016, 2015 and 2014
(Dollars in thousands)

	2018	2017	2016	2015	2014
Nonperforming assets:
Nonaccrual loans	$2,180	$741	$94	$2,559	$1,561
Loans contractually past-due 90 days or more	1,031	48	155	—	40

Total nonperforming loans (NPLs)	$3,211	$789	$249	$2,559	$1,601

Other real estate owned (OREO)	4,224	3,866	—	—	—

Total nonperforming assets (NPAs)	$7,435	$4,655	$249	$2,559	$1,601

Performing troubled debt restructurings (TDRs)	$203	$1,671	$11,523	$5,074	$1,795

NPLs/Total Assets	0.24%	0.07%	0.03%	0.35%	0.26%
NPAs/Total Assets	0.57%	0.44%	0.03%	0.35%	0.26%
NPAs and TDRs/Total Assets	0.57%	0.60%	1.29%	1.04%	0.56%
Allowance for loan losses/NPLs	285.24%	979.09%	2591.16%	243.81%	347.60%

 Nonperforming Loans by Type
At December 31, 2018, 2017, 2016, 2015 and 2014
(Dollars in thousands)

	2018	2017	2016	2015	2014
Commercial real estate	$56	$154	$155	$1,145	$267
Commercial and industrial	2,800	48	94	1,304	1,212
Commercial construction	—	—	—	—	—
Consumer residential	355	587	—	110	122
Consumer nonresidential	—	—	—	—	—

	$3,211	$789	$249	$2,559	$1,601

        In addition to the assets reflected in the above tables, at December 31, 2018 and 2017, we had $11.7 million and $1.2 million, respectively, of loans past due 30-89 days, respectively. Of the loans past due 30-89 days at December 31, 2018, $5.1 million were acquired loans.

        At December 31, 2018, there was one performing loan totaling $123 thousand considered a potential problem loan. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2017, we had one potential problem loan with a balance totaling $2.5 million which has subsequently paid off during 2018. We have taken a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management, which has contributed to the principal repayment for the one potential problem loan from December 31, 2017. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.

        At December 31, 2018, we had two OREO properties with a fair value of $4.2 million. We are in the process of selling both properties, one of which was acquired by us in our acquisition of Colombo, and do not expect a material gain or loss from the current fair value of the property. During 2017, we recorded a $1.1 million gain on the foreclosure of an OREO property.

        While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2018, our commercial real estate portfolio (including construction lending) portfolio was 73.5% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

        See "Critical Accounting Policies" above for more information on our allowance for loan losses methodology.

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

Allowance for Loan Losses
Years Ended December 31, 2018, 2017, 2016, 2015 and 2014
(Dollars in thousands)

	2018	2017	2016	2015	2014
Beginning balance	$7,725	$6,452	$6,239	$5,565	$4,792
Provision for loan losses	1,920	1,200	1,471	1,073	886
Loans charged off:
Commercial real estate	—	—	(513)	(98)	(113)
Commercial and industrial	(86)	(44)	(669)	(312)	—
Consumer residential	(187)	—	(76)	—	—
Consumer nonresidential	(292)	(33)	—	—	(10)

Total loans charged off	(565)	(77)	(1,258)	(410)	(123)
Recoveries:
Commercial real estate	—	—	—	11	10
Commercial and industrial	26	117	—	—	—
Consumer residential	1	—	—	—	—
Consumer nonresidential	52	33	—	—	—

Total recoveries	79	150	—	11	10
Net (charge offs) recoveries	(486)	73	(1,258)	(399)	(113)

Ending balance	$9,159	$7,725	$6,452	$6,239	$5,565

	2018	2017	2016	2015	2014
Loans, net of deferred fees:
Balance at period end	$1,136,743	$888,677	$768,102	$623,559	$509,938
Allowance for loan losses to loans receivable, net of fees	0.81%	0.87%	0.84%	1.00%	1.09%
Net charge-offs (recoveries) to average loans receivable	0.05%	(0.01)%	0.19%	0.07%	0.03%

Allocation of the Allowance for Loan Losses
At December 31, 2018, 2017, 2016, 2015 and 2014
(Dollars in thousands)

	2018		2017		2016
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$5,548	60.07%	$4,832	59.21%	$4,266	62.08%
Commercial and industrial	1,474	12.07%	768	11.04%	1,032	14.59%
Commercial construction	1,285	13.47%	1,191	13.88%	375	6.92%
Consumer residential	518	11.55%	626	12.25%	500	13.87%
Consumer nonresidential	334	2.84%	268	3.62%	121	2.54%
Consumer construction	—	0.00%	—	0.00%	—	0.00%
Unallocated	—	0.00%	40	0.00%	158	0.00%

Total allowance for loan losses	$9,159	100.00%	$7,725	100.00%	$6,452	100.00%

	2015		2014
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$4,002	60.40%	$3,721	63.81%
Commercial and industrial	1,442	14.36%	1,277	16.17%
Commercial construction	302	8.00%	234	4.74%
Consumer residential	282	13.55%	205	13.00%
Consumer nonresidential	98	3.07%	66	2.28%
Consumer construction	23	0.62%	—	0.00%
Unallocated	89	0.00%	62	0.00%

Total allowance for loan losses	$6,238	100.00%	$5,565	100.00%

*
Percentage of loan type to the total loan portfolio.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of December 31, 2018 and December 31, 2017 totaled $1.8 million, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $123.5 million at December 31, 2018, an increase of $7.6 million or 6.5%, from $116.0 million at December 31, 2017. We purchased $37.0 million in available-for-sale investment securities during 2018 to help enhance our net interest margin by investing in higher yielding earning assets and reinvested $16.8 million in cash flows provided by mortgage-backed securities redemptions.

        As of December 31, 2018 and 2017, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $8.1 million and $0 at December 31, 2018 and December 31, 2017, respectively.

        We complete reviews for other-than-temporary impairment at least quarterly. At December 31, 2018 and December 31, 2017, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2018, and December 31, 2017.

        We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At December 31, 2018, we owned $1.1 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2017, we owned $817 thousand in FHLB stock and $2.5 million in FRB stock.

        The following table reflects the composition of our investment portfolio, at amortized cost, at December 31, 2018, 2017, and 2016.

Investment Securities
At December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018		2017		2016
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.21%	$263	0.22%	$263	0.23%
Securities of U.S. government and federal agencies	1,497	1.16%	1,497	1.25%	1,497	1.29%

Total held-to-maturity securities	$1,761	1.37%	$1,760	1.47%	$1,760	1.52%
Available-for-sale
Securities of U.S. government and federal agencies	$1,000	0.78%	$1,000	0.83%	$1,000	0.86%
Securities of state and local municipalities	6,056	4.72%	6,285	5.24%	6,541	5.64%
Corporate bonds and securities	5,000	3.89%	5,000	4.17%	7,467	6.44%
Mortgage-backed securities	114,379	89.05%	105,321	87.88%	98,466	84.90%
Certificates of deposit	245	0.19%	490	0.41%	740	0.64%

Total available-for-sale securities	$126,680	98.63%	$118,096	98.53%	$114,214	98.48%
Total investment securities	$128,441	100.00%	$119,856	100.00%	$115,974	100.00%

        The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at December 31, 2018 and 2017.

 Investment Securities by Stated Maturity
At December 31, 2018
(Dollars in thousands)

	2018
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	1,497	3.01%	—	—	1,497	3.01%

Total held-to-maturity securities	$—	—	$—	—	$1,761	2.91%	$—	—	$1,761	2.91%
Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	500	1.95%	—	—	2,416	2.28%	3,140	2.72%	6,056	2.48%
Corporate bonds	—	—	—	—	5,000	5.14%	—	—	5,000	5.14%
Mortgaged-backed securities	—	—	—	—	10,163	2.00%	104,216	2.53%	114,379	2.48%
Certificates of deposit	245	2.10%	—	—	—	—	—	—	245	2.10%

Total available-for-sale securities	$745	2.00%	$—	—%	$18,579	2.89%	$107,356	2.54%	$126,680	2.59%
Total investment securities	$745	2.00%	$—	—%	$20,340	2.89%	$107,356	2.54%	$128,441	2.59%

Deposits and Other Borrowed Funds

        Total deposits were $1.16 billion at December 31, 2018, an increase of $234.3 million, or 25.2%, from $928.2 million at December 31, 2017. Noninterest-bearing deposits totaled $233.3 million at December 31, 2018, comprising 20.1% of total deposits and increased $57.9 million, or 33.0%, compared to December 31, 2017. The increase in total deposits during 2018 was primarily due to our core deposit gathering efforts as we strategically decreased our reliance on brokered deposit funding, which is used as a short-term funding source for the Bank. In addition, we acquired $138.3 million in total deposits as a result of our acquisition of Colombo. At December 31, 2018, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 10.8% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets, and deposits from municipalities are limited to 18% of total assets in the aggregate. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

        The following table provides information on our deposit composition at December 31, 2018, 2017 and 2016.

Deposit Composition
At December 31, 2018
(Dollars in thousands)

	2018
	Balance	Average Rate
Noninterest bearing demand	$233,318	—
Interest bearing—checking, savings and money market	583,736	1.21%
Time deposits $100,000 or more	214,832	1.92%
Other time deposits	130,554	1.64%

	$1,162,440

        The remaining maturity of time deposits at December 31, 2018 are as follows:

2018
Three months or less	$84,621
Over three months through six months	64,177
Over six months through twelve months	96,778
Over twelve months	99,810

$345,386

        Wholesale deposits decreased to $84.4 million at December 31, 2018, or $31.1 million, from $115.5 million at December 31, 2017. In addition, we are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit. At December 31, 2018 and December 31, 2017, we had $88.7 million and $62.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity for the year ended December 31, 2018.

Certificates of Deposit Over $100,000 and Greater
At December 31, 2018
(Dollars in thousands)

2018
Three months or less	$47,326
Over three months through six months	16,897
Over six months through twelve months	78,101
Over twelve months	72,508

$214,832

        Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $24.4 million at December 31, 2018, and $24.3 million at December 31, 2017,

and consisted solely of subordinated notes for each period. We had no federal funds purchased or FHLB advances at December 31, 2018 and December 31, 2017.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2018, 2017 and 2016.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018		2017		2016
	Amount Outstanding	Weighted Average Rate	Amount Outstanding	Weighted Average Rate	Amount Outstanding	Weighted Average Rate
Other short-term borrowed funds:
FHLB advances—short term	—	—	—	—	27,000	0.85%

Total short-term borrowed funds and weighted average rate	$—	—	$—	—	$27,000	0.85%

Other borrowed funds:
Subordinated Debt	24,407	6.00%	24,327	6.00%	24,247	6.00%

Total other borrowed funds and weighted average rate	$24,407	6.00%	$24,327	6.00%	$24,247	6.00%

Total borrowed funds and weighted average rate	$24,407	6.00%	$24,327	6.00%	$51,247	3.29%

Capital Resources

        Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

        Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) a common equity Tier 1, or CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 1.875% of risk-weighted assets, increasing to 2.5% on January 1, 2019, is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 6.375% for CET1; 7.875% for Tier 1 capital; and 9.875% for Total capital, subject to increase to 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital, on January 1, 2019. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. The 2018 Act directs the federal bank regulatory agencies to develop a "Community Bank Leverage Ratio," calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. The federal banking agencies have proposed a Community Bank Leverage Ratio of 9%. Even if the Bank qualifies to use the Community

Bank Leverage Ratio, there can be no assurance that the compliance with that ratio will provide the Bank with an adequate level of capital to avoid adverse impacts in the event of economic stress, adverse asset quality, or if it incurs losses.

        Shareholders' equity at December 31, 2018 was $158.3 million, an increase of $60.1 million, compared to $98.3 million at December 31, 2017. The increase in shareholders' equity was attributable to our initial public offering net proceeds of $33.5 million, stock issued as part of our acquisition of Colombo totaling $14.6 million and the recognition of net income of $10.9 million for the year ended December 31, 2018. Common stock issued as a result of option exercises increased shareholders' equity by $1.1 million for the year ended December 31, 2018. Accumulated other comprehensive loss increased $718 thousand during 2018, primarily as a result of the decrease in market value of our available-for-sale investment securities portfolio.

        Total shareholders' equity to total assets for December 31, 2018 and December 31, 2017 was 11.7% and 9.3%, respectively. Tangible book value per share at December 31, 2018 and December 31, 2017 was $10.93 and $9.03, respectively. Total risk-based capital to risk-weighted assets for the Bank was 14.02% at December 31, 2018 compared to 12.83% at December 31, 2017. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2018 and December 31, 2017.

        In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement ("the Statement"), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

        As noted above, regulatory capital levels for the bank meet those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        The following table shows the minimum capital requirement and our capital position at December 31, 2018 and December 31, 2017 for the Bank. As the Company is subject to the Small Bank Holding Company Policy Statement, it is not subject to the regulatory capital requirements on a consolidated basis.

 Capital Components
At December 31, 2018 and 2017
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes(1)			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2018
Total risk-based capital	$172,975	14.02%	$121,861	≥	9.875%	$123,404	≥	10.00%
Tier I risk-based capital	163,804	13.27%	97,180	≥	7.875%	98,723	≥	8.00%
Common equity tier I capital	163,804	13.27%	78,670	≥	6.375%	80,213	≥	6.50%
Leverage capital ratio	163,804	12.41%	52,771	≥	4.000%	65,971	≥	5.00%
At December 31, 2017
Total risk-based capital	$127,020	12.83%	$91,594	≥	9.250%	$99,021	≥	10.00%
Tier I risk-based capital	119,295	12.05%	71,790	≥	7.250%	79,217	≥	8.00%
Common equity tier I capital	119,295	12.05%	56,937	≥	5.750%	64,364	≥	6.50%
Leverage capital ratio	119,295	11.79%	40,456	≥	4.000%	50,571	≥	5.00%

(1)
Except with regard to the Bank's Tier 1 to average assets ratio, the minimum capital requirement for capital adequacy purposes includes the phased-in portion of the BASEL III Capital Rules conservation buffer.

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

        Liquid assets, which include cash and due from banks, interest-bearing deposits at other financial institutions and investment securities available for sale, totaled $167.0 million at December 31, 2018, or 12.4% of total assets. We held investments that are classified as held-to-maturity in the amount of $1.8 million at December 31, 2018. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2018 was approximately $126.8 million. Borrowing capacity with the FRB was approximately $62.6 million at December 31, 2018. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $115.4 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $169.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

        Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption "Deposits and Other Borrowed Funds" above, we have a deposit concentration related to municipalities at December 31, 2018. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

        The Bank's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. We evaluate each customer's credit worthiness on a case-by-case basis and require collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies but may include deposits held by us, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

        With the exception of these off-balance sheet arrangements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, changes in financial condition, revenue, expenses, capital expenditures, or capital resources, that is material to the business of the Company.

        At December 31, 2018 and December 31, 2017, unused commitments to fund loans and lines of credit totaled $216.0 million and $170.8 million, respectively. Commercial and standby letters of credit totaled $9.4 million and $9.7 million at December 31, 2018 and December 31, 2017, respectively.

Quantitative and Qualitative Disclosures About Market Risk

        As a financial institution, we are exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee, or ALCO. ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

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

        Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Bank's interest rate risk position over a historical time frame for comparison purposes.

        At December 31, 2018, our asset/liability position was asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 1.0% in an up 100 basis point scenario and would increase by 2.7% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 3.5% in an up 100 basis point scenario and would increase by 10.8% in an up 400 basis point scenario. At December 31, 2018 and December 31, 2017, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

        Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2018 and December 31, 2017 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
December 31, 2018		December 31, 2017
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	2.74%	+400	5.35%
+300	2.25%	+300	4.35%
+200	1.77%	+200	3.50%
+100	1.03%	+100	2.06%
0	—	0	—
–100	–1.13%	–100	–2.82%
–200	–4.80%	–200	–8.54%

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

        The interest rate risk to capital at December 31, 2018 and December 31, 2017 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At December 31, 2018 and December 31, 2017, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
December 31, 2018		December 31, 2017
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	–16.16%	+400	–26.37%
+300	–11.98%	+300	–19.27%
+200	–7.37%	+200	–10.82%
+100	–3.33%	+100	–4.24%
0	—	0	—
–100	2.39%	–100	1.64%
–200	2.75%	–200	1.28%

Item 8.    Financial Statements and Supplementary Data

FVCBankcorp, Inc. and Subsidiary

Fairfax, Virginia

CONSOLIDATED FINANCIAL REPORT

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FVCBankcorp, Inc.
Fairfax, Virginia

Opinion on the Financial Statements

        We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2007.

Winchester, Virginia
March 29, 2019

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Condition

December 31, 2018 and 2017

(In thousands, except share data)

	2018	2017
Assets
Cash and due from banks	$9,435	$7,428
Interest-bearing deposits at other financial institutions	34,060	15,139
Securities held-to-maturity (fair value of $1.7 million and $1.8 million at December 31, 2018 and 2017, respectively)	1,761	1,760
Securities available-for-sale, at fair value	123,537	115,952
Restricted stock, at cost	5,299	3,438
Loans, net of allowance for loan losses of $9.2 million and $7.7 million at December 31, 2018 and 2017, respectively	1,127,584	880,952
Premises and equipment, net	2,271	1,236
Accrued interest receivable	4,050	2,964
Prepaid expenses	892	698
Deferred tax assets, net	8,591	3,155
Goodwill and intangibles, net	8,443	99
Bank owned life insurance (BOLI)	16,406	15,969
Other real estate owned (OREO)	4,224	3,866
Other assets	5,023	568

Total assets	$1,351,576	$1,053,224

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$233,318	$175,446
Interest-bearing checking, savings and money market	583,736	379,101
Time deposits	345,386	373,616

Total deposits	$1,162,440	$928,163

Subordinated notes, net of issuance costs	$24,407	$24,327
Accrued interest payable	811	417
Accrued expenses and other liabilities	5,582	2,034

Total liabilities	$1,193,240	$954,941

Commitments and Contingent Liabilities
Stockholders' Equity

	2018	2017
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,712,615	10,868,984	137	109
Additional paid-in capital			123,882	74,008
Retained earnings			36,728	25,859
Accumulated other comprehensive loss, net			(2,411)	(1,693)

Total stockholders' equity			$158,336	$98,283

Total liabilities and stockholders' equity			$1,351,576	$1,053,224

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2018 and 2017

(In thousands, except per share data)

	2018	2017
Interest and Dividend Income
Interest and fees on loans	$48,216	$37,505
Interest and dividends on securities held-to-maturity	51	51
Interest and dividends on securities available-for-sale	2,767	2,433
Dividends on restricted stock	291	223
Interest on deposits at other financial institutions	599	90

Total interest and dividend income	$51,924	$40,302

Interest Expense
Interest on deposits	$10,354	$6,417
Interest on federal funds purchased	28	8
Interest on short-term debt	74	189
Interest on long-term debt	74	1
Interest on subordinated notes	1,580	1,580

Total interest expense	$12,110	$8,195

Net Interest Income	$39,814	$32,107
Provision for loan losses	1,920	1,200

Net interest income after provision for loan losses	$37,894	$30,907

Noninterest Income
Service charges on deposit accounts	$635	$546
Gain (loss) on sale of securities available-for-sale	(462)	164
Gain on foreclosure of other real estate owned	—	1,076
BOLI income	438	855
Other income	1,050	334

Total noninterest income	$1,661	$2,975

Noninterest Expenses
Salaries and employee benefits	$14,008	$11,659
Occupancy and equipment expense	2,524	2,259
Data processing and network administration	1,233	1,074
State franchise taxes	1,184	1,041
Audit, legal and consulting fees	649	513
Merger and acquisition expense	3,339	—
Loan related expenses	364	285
FDIC insurance	469	384
Marketing, business development and advertising	339	375
Director fees	457	405
Postage, courier and telephone	212	188
Internet banking	308	242
Core deposit intangible amortization	118	20
Other operating expenses	1,244	901

Total noninterest expenses	$26,448	$19,346

Net income before income tax expense	$13,107	$14,535
Income tax expense	2,238	6,846

Net income	$10,869	$7,690

Earnings per share, basic	$0.93	$0.74

Earnings per share, diluted	$0.85	$0.67

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2018 and 2017

(In thousands)

	2018	2017
Net income	$10,869	$7,690
Other comprehensive gain (loss):
Unrealized gain (loss) on securities available for sale, net of tax benefit of $389 in 2018 and net of tax expense of $4 in 2017	(1,072)	2
Reclassification adjustment for (gain) loss realized in income, net of tax benefit of $108 in 2018 and net of tax expense of $57 in 2017	354	(107)

Total other comprehensive (loss)	$(718)	$(105)

Total comprehensive income	$10,151	$7,585

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

(In thousands)

	2018	2017
Cash Flows From Operating Activities
Net income	$10,869	$7,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	497	536
Provision for loan losses	1,920	1,200
Net amortization of premium of securities	534	580
Net amortization of deferred loan costs and purchase premiums	534	657
Net accretion of acquisition accounting adjustments	(64)	—
Amortization of subordinated debt issuance costs	80	80
Core deposits intangible amortization	118	20
Equity-based compensation expense	707	628
BOLI income	(438)	(855)
Realized losses (gains) on securities sales	462	(164)
Deferred income tax (benefit)	(866)	1,327
Gain on foreclosure of other real estate owned	—	(1,076)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(4,532)	94
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	3,520	(223)

Net cash provided by operating activities	$13,341	$10,494

Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$245	$250
Increase in interest-bearing deposits at other financial institutions	(15,047)	(11,630)
Purchases of securities available-for-sale	(37,044)	(22,137)
Proceeds from sales of securities available-for-sale	23,012	2,631
Proceeds from maturities, calls and paydowns of securities available-for-sale	16,938	14,958
Net purchase of restricted stock	(470)	994
Net increase in loans	(106,324)	(123,951)
Cash acquired in acquisition	5,172	—
Proceeds of BOLI, net	—	(4,285)
Purchases of premises and equipment, net	(743)	(500)

Net cash used in investing activities	$(114,261)	$(143,670)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$195,001	$19,603
Net (decrease) increase in time deposits	(99,113)	132,568
Net decrease in FHLB advances	(27,577)	(27,000)
Cash paid in lieu of fractional shares	—	(4)
Common stock issuance	34,616	10,263

Net cash provided by financing activities	$102,927	$135,430

Net increase in cash and cash equivalents	$2,007	$2,254
Cash and cash equivalents, beginning of year	7,428	5,174

Cash and cash equivalents, end of year	$9,435	$7,428

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2018 and 2017

(In thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Total
Balance at December 31, 2016	8,143	$82	$63,145	$17,884	$(1,299)	$79,812
Net income	—	—	—	7,690	—	7,690
Other comprehensive income	—	—	—	—	(105)	(105)
Common stock issuance at $20 per share	500	5	9,995	—	—	10,000
5-for-4 stock split	2,171	22	(22)	(4)	—	(4)
Common stock issuance for options exercised	55	—	263	—	—	263
Reclassification of stranded effects from change in tax rate	—	—	—	289	(289)	—
Stock-based compensation expense	—	—	627	—	—	627

Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	10,869	—	10,869
Other comprehensive loss	—	—	—	—	(718)	(718)
Common stock issuance at $20 per share	1,844	18	33,457	—	—	33,475
Common stock issuance for options exercised, net	221	2	1,139	—	—	1,141
Common stock issuance for acquisition of Colombo Bank	763	8	14,571	—	—	14,579
Vesting of restricted stock grannts	16	—	—	—	—	—
Stock-based compensation expense	—	—	707	—	—	707

Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

        FVCBankcorp, Inc. (the "Company"), a Virginia corporation, was formed in 2015 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Fairfax, Virginia. The Company conducts its business activities through the branch offices of its wholly owned subsidiary bank, FVCbank (the "Bank"). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

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

        On October 12, 2018, the Company announced the completion of its acquisition of Colombo Bank ("Colombo"), pursuant to a previously announced definitive merger agreement. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company's common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the Average Closing Price") holders of shares of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock were issued in exchange for outstanding shares of Colombo common stock.

Note 2. Summary of Significant Accounting Policies

        The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.

(a)
Principles of Consolidation

        The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

(b)
Use of Estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at of the date of the consolidated financial statements and reported

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment, and the valuation of other real estate owned.

(c)
Accounting for Business Combinations

        Business combinations are accounted for under the purchase method. The purchase method requires that the assets acquired and liabilities assumed be recorded, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill.

(d)
Cash and Cash Equivalents

        For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

(e)
Investment Securities

        Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

        Gains and losses on the sale of securities are determined using the specific identification method.

        The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts are recognized in interest income using the effective interest method. Prepayments of the mortgages securing mortgage-backed securities may affect the yield to maturity. The Company uses actual principal prepayment experience and estimates of future principal prepayments in calculating the yield necessary to apply the effective interest method.

(f)
Loans and Allowance for Loan Losses

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until loan maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, and net of the allowance for loan losses and deferred fees and costs. Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield using the payment terms required by the loan contract.

        During 2018, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC Topic 310-20.

        Purchased credit-impaired (PCI) loans, which are the non-performing loans acquired in the Company's acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

        The Company periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for PCI loans. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, the Company would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to the Company's interest income on loans.

        Loans are generally placed into nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company's policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well secured and are in the process of collection.

        Nonperforming assets include nonaccrual loans, loans past due 90 days or more and other real estate owned.

        The allowance for loan losses is increased or decreased by provisions for (reversal of) loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters, may impact management's assessment of possible credit losses. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        The Company's allowance for loan losses is based first on a segmentation of its loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on loan segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer residential, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining their allowance for loan losses. Since the Bank's inception in 2007, the Bank has experienced minimal loss history within its loan portfolio. Because of this, the allowance model uses the average loss rates of similar institutions (a custom peer group) as a baseline which is then adjusted based on the Company's particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

        The Company also maintains an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining discount recorded at the time of acquisition.

        The allowance for loan losses consists of specific and general components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The Company determines and recognizes impairment of certain loans when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including past-due interest. The Company individually assigns loss factors to all loans that have been identified as having loss attributes, as indicated by deterioration in the financial condition of the borrower or a decline in underlying collateral value if the loan is collateral dependent. The Company evaluates the impairment of certain loans on a loan by loan basis for those loans that are adversely risk rated. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan's effective interest rate, or measured on an observable market value, if one exists, or the fair value of the collateral underlying the loan, discounted to consider estimated costs to sell the collateral for collateral-dependent loans. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan) an impairment is recognized and a specific reserve is established for the impaired loan. Loans classified as loss loans are fully reserved or charged-off.

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2018 and 2017 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

        Loans considered to be troubled debt restructuring ("TDRs") are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

(g)
Premises and Equipment

        Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation of premises, furniture and equipment is computed using the straight-line method over estimated useful lives from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(h)
Goodwill and Intangible Assets

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

        Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company will perform the annual impairment test annually during the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

        No impairment was recorded for 2018 and 2017.

(i)
Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure is recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company foreclosed on no properties for the year ended December 31, 2018 and one during the year ended December 31, 2017. The Company, through its acquisition of Colombo, did acquire one residential real estate property.

(j)
Bank Owned Life Insurance

        The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other non-interest income. The Company monitors the financial strength and condition of the counterparty.

(k)
Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company—put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

(l)
Income Taxes

        Deferred taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded as of December 31, 2018 and 2017. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        The results for the year ended December 31, 2017 included the effect of the Tax Cuts and Jobs Act (the Tax Act), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%, effective January 1, 2018. As a result of the federal corporate income tax rate, U.S. GAAP required companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income (loss), as of the date of the Tax Act's enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $2.0 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense in the Company's consolidated statement of income for 2017.

(m)
Comprehensive Income (Loss)

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale, which are also recognized as separate components of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption "Gain (loss) on sale of securities available-for-sale" in the Company's consolidated statements of income.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(n)
Fair Value of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(o)
Equity-based Compensation

        The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company's stock options are classified as equity awards.

        The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation. The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period.

        During 2017, the Company began granting restricted stock units which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant.

        The weighted average per share fair values of stock option grants made in 2017 was $15.20. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2018	2017
Dividend yield	N/A	—
Expected life (in years)	N/A	5.5
Expected volatility	N/A	16.60%
Risk-free interest rate	N/A	1.94%
(p)
401(k) Plan

        Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $280 thousand and $230 thousand for the years ended December 31, 2018 and 2017, respectively.

(q)
Earnings Per Share

        Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

Common stock equivalents that may be issued by the Company consist primarily of outstanding stock options and restricted stock units, and the dilutive potential common shares resulting from outstanding stock options and restricted stock units are determined using the treasury method. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The effects of anti-dilutive common stock equivalents are excluded from the calculation of diluted earnings per share.

(r)
Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's method of presentation. None of these reclassifications were significant.

(s)
Recent Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases.") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements.") Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The adoption of this standard on January 1, 2019 resulted in the Company recording a right of use asset of approximately $12.5 million and base liability of approximately $12.8 million.

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard and has begun implementation efforts in order to assess the impact that ASU 2016-13 will have on its consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

        In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. This ASU was further amended in October 2018 by ASU 2018-16, which adds the Overnight Index Swap rate as a U.S. benchmark interest rate. These amendments will be effective concurrently with ASU 2017-12. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        In June 2018, the FASB issued ASU 2018-07, "Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

        In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Note 3. Business Combinations

        On October 12, 2018, the Company acquired Colombo, a commercial bank with approximately $199 million in assets, after purchase accounting adjustments. Based on an average closing price of the Company's common stock during the five trading day period ended on October 10, 2018 of $19.614 (the "Average Closing Price"), the shareholders of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who own fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result, 763,051 shares of the Company's common stock and $18.3 million in cash were issued in exchange for outstanding shares of Colombo common stock. Total consideration for the acquisition was $32.9 million.

        Merger and acquisition expense for 2018 was $3.3 million which was mainly related to legal and accounting cost, system conversion and integration expenses, employee retention and severance payments.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 3. Business Combinations (Continued)

        The following table sets forth the assets acquired and liabilities assumed in the acquisition at their estimated fair values as of the closing date of the transactions:

October 12, 2018
Assets acquired:
Cash and cash equivalents	$23,469
Interest-bearing deposits	3,874
Securities available-for-sale	12,732
Restricted stock, at cost	1,391
Loans	142,593
Premises and equipment	789
Deferred tax assets, net	4,289
Goodwill	6,512
Core deposit intangible, net	1,950
Accrued interest receivable	406
Prepaid expense	161
Other real estate owned (OREO)	358
Other assets	638

Total assets acquired	$199,162

Liabilities assumed:
Deposits:
Non-interest bearing	$19,080
Interest-bearing checking, savings and money market	48,426
Time deposits	70,778

Total deposits	138,284
FHLB advances	27,577
Accrued interest payable	127
Accrued expenses and other liabilities	294

Total liabilities assumed:	$166,282

Total consideration paid	$32,880

        The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to closing dates fair values becomes available.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

        Below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the acquisition.

        Cash and cash equivalents.    The carrying amount of cash and cash equivalents was used as a reasonable estimate of fair value.

        Interest-bearing deposits.    The carrying amount of interest-bearing deposits was used as a reasonable estimate of fair value.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 3. Business Combinations (Continued)

        Investment securities available-for-sale.    The estimated fair value of investment securities available-for-sale was based on proceeds received from sale of securities immediately after consummation of acquisition.

        Restricted stocks.    The carrying amount of restricted stocks was used as a reasonable estimate of fair value. These investments are carried at cost as no active trading market exists.

        Loans.    The acquired loan portfolio was segregated into one of two categories for valuation purposes: purchased credit impaired ("PCI") and performing loans. PCI loans were identified as those loans that were nonaccrual prior to the business combination and those loans that had been identified as potentially impaired. Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms. Performing loans were those loans that were currently performing in accordance with the loan contract and do not appear to have any significant credit issues.

        For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the "income approach"). Performing loans were segmented into pools based on loan type (commercial real estate, commercial and industrial, commercial construction, consumer residential and consumer nonresidential), and further segmented based on payment structure (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third party consultant on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants might charge for cash flows with similar risk characteristics at the acquisition date. These assumptions were developed based on management discussions and third party professional experience.

        For loans that were identified as PCI, either the above income approach was used or the asset approach was used. The income approach was used for PCI loans where there was an expectation that the borrower would more likely than not continue to pay based on the current terms of the loan contract. Management used the asset approach for all nonaccrual loans to reflect market participant assumptions. Under the asset approach, the fair value of each loan was determined based on the estimated values of the underlying collateral.

        The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

        The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." See Note 5 for further details.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 3. Business Combinations (Continued)

        Premises and equipment.    The land and building acquired were recorded at fair value as determined by the current tax assessment at acquisition date.

        Other real estate owned (OREO).    OREO was recorded at fair value based on an existing purchase contract.

        Core deposit intangible.    Core deposit intangibles ("CDI") are measures of the value of non-interest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 9.8 years to approximate the existing deposit relationships acquired.

        Deposits.    The fair values of deposit liabilities with no stated maturity (non-interest checking, savings, interest-bearing checking, and money market deposits) are equal to the carrying amounts payable on demand. The fair values of the certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered by market participants on deposits with similar characteristics and remaining maturities.

        FHLB advances.    The fair value of FHLB advances was determined based on the repayment amount as all acquired advances were repaid immediately following the acquisition.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments

        Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2018 and 2017, are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Securities of U.S. government and federal agencies	1,497	—	(20)	1,477

Total Held-to-maturity Securities	$1,761	$—	$(26)	$1,735

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(44)	$956
Securities of state and local municipalities tax exempt	3,678	—	(39)	3,639
Securities of state and local municipalities taxable	2,378	—	(70)	2,308
Corporate bonds	5,000	92	(79)	5,013
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(5)	195
Mortgage-backed securities	90,234	94	(2,291)	88,037
Collateralized mortgage obligations	23,945	10	(810)	23,145

Total Available-for-sale Securities	$126,680	$196	$(3,339)	$123,537

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$263	$3	$—	$266
Securities of U.S. government and federal agencies	1,497	—	(1)	1,496

Total Held-to-maturity Securities	$1,760	$3	$(1)	$1,762

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(32)	$968
Securities of state and local municipalities tax exempt	3,694	23	(1)	3,716
Securities of state and local municipalities taxable	2,591	3	(41)	2,553
Corporate bonds	5,000	57	(61)	4,996
Certificates of deposit	490	—	—	490
SBA pass-through securities	254	—	(8)	246
Mortgage-backed securities	84,614	—	(1,401)	83,213
Collateralized mortgage obligations	20,453	—	(683)	19,770

Total Available-for-sale Securities	$118,096	$83	$(2,227)	$115,952

        The Company had no securities pledged with the Federal Reserve Bank for the years ended December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

        At December 31, 2018 and 2017, securities with a market value of $8.1 million $0 were pledged to secure public deposits with the Treasury Board of Virginia at the Community Bankers' Bank.

        The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$2,433	$(64)	$2,433	$(64)
Securities of state and local municipalities tax exempt	263	(1)	3,634	(44)	3,897	(45)
Securities of state and local municipalities taxable	757	(1)	1,551	(69)	2,308	(70)
Corporate bonds	988	(12)	933	(67)	1,921	(79)
Certificates of deposit	—	—	244	(1)	244	(1)
SBA pass-through securities	—	—	195	(5)	195	(5)
Mortgage-backed securities	12,743	(59)	60,656	(2,232)	73,399	(2,291)
Collateralized mortgage obligations	—	—	16,790	(810)	16,790	(810)

Total	$14,751	$(73)	$86,436	$(3,292)	$101,187	$(3,365)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$1,496	$(1)	$968	$(32)	$2,464	$(33)
Securities of state and local municipalities tax exempt	272	(1)	—	—	272	(1)
Securities of state and local municipalities taxable	497	(3)	1,278	(38)	1,775	(41)
Corporate bonds	1,492	(7)	946	(54)	2,438	(61)
Certificates of deposit	245	—	—	—	245	—
SBA pass-through securities	—	—	246	(8)	246	(8)
Mortgage-backed securities	38,039	(404)	44,663	(997)	82,702	(1,401)
Collateralized mortgage obligations	2,731	(28)	17,040	(655)	19,771	(683)

Total	$44,772	$(444)	$65,141	$(1,784)	$109,913	$(2,228)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

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

        Certificates of Deposit:    The unrealized loss on the certificate of deposit was caused by interest rate increases. Certificates of deposit are cash deposits with a stated maturity at a correspondent bank of the Company. Because the Company does not intend to redeem the certificate prior to maturity, the Company does not consider those investment to be other-than-temporarily impaired at December 31, 2018.

        SBA pass-through securities:    The unrealized loss on the Company's single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on this investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2018.

        Mortgage-backed securities:    The unrealized losses on the Company's investment in fifty-four mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

        Collateralized mortgage obligations (CMOs):    The unrealized loss associated with thirty-one CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

        The amortized cost and fair value of held-to-maturity and securities available-for-sale as of December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2018
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$—	$—	$745	$741
After 5 years through 10 years	1,761	1,735	18,579	18,260
After 10 years	—	—	107,356	104,536

Total	$1,761	$1,735	$126,680	$123,537

        For the years ended December 31, 2018 and 2017, proceeds from maturities, calls, and principal repayments of securities were $16.9 million and $15.0 million, respectively. During 2018 and 2017, proceeds from sales of securities available-for-sale amounted to $23.0 million and $2.6 million, gross realized losses of $462 thousand in 2018 and gross realized gains of $164 thousand in 2017. There were no realized gains in 2018 and no realized losses in 2017.

        The Company has other investments in the form of restricted stock totaling $5.3 million and $3.4 million at December 31, 2018 and 2017, respectively. The following table discloses the types of investments included in other investments:

	2018	2017
Federal Reserve stock	$4,029	$2,499
FHLB stock	1,123	817
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	—

	$5,299	$3,438

        As members of the Federal Reserve and Federal Home Loan Bank of Atlanta ("FHLB"), the Company's banking subsidiary is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding. These investments are carried at cost since no active trading markets exist.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses

        A summary of loan balances by type follows:

	2018			2017
	Originated	Acquired	Total	Total
Commercial real estate	$616,614	$66,988	$683,602	$526,657
Commercial and industrial	128,909	8,419	137,328	98,150
Commercial construction	141,694	11,645	153,339	123,444
Consumer residential	87,609	43,822	131,431	108,926
Consumer nonresidential	32,184	124	32,308	32,232

	$1,007,010	$130,998	$1,138,008	$889,409
Less:
Allowance for loan losses	9,159	—	9,159	7,725
Unearned income and (unamortized premiums), net	1,265	—	1,265	732

Loans, net	$996,586	$130,998	$1,127,584	$880,952

        During 2018, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).

        The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition as of December 31, 2018 are as follows:

(in thousands)	2018
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,533
Carrying amount	1,401
Other acquired loans
Outstanding principal balance	131,286
Carrying amount	129,597
Total acquired loans
Outstanding principal balance	133,819
Carrying amount	130,998

        The following table presents changes for the year ended December 31, 2018 in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(in thousands)
Balance at January 1, 2018	$—
Accretable yield at acquisition date	379
Accretion	(22)

Balance at December 31, 2018	$357

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses for the years ended December 31, 2018 and 2017 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2018
Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	(187)	(292)	—	(565)
Recoveries	—	26	—	1	52	—	79
Provision	716	766	94	78	306	(40)	1,920

Ending Balance	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2017
Allowance for credit losses:
Beginning Balance	$4,266	$1,032	$375	$500	$121	$158	$6,452
Charge-offs	—	(44)	—	—	(33)	—	(77)
Recoveries	—	117	—	—	33	—	150
Provision	566	(337)	816	126	147	(118)	1,200

Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725

        The following table presents the recorded investment in loans and impairment method as of December 31, 2018 and 2017, by portfolio segment:

Allowance for Loan Losses

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2018
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$372	$—	$1	$—	$—	$373
Purchased credit impaired	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,548	1,102	1,285	517	334	—	8,786

	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

Loans Receivable

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2018
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,306	$2,969	$—	$182	$—	$—	$4,457
Purchased credit impaired loans	139	467	421	374	—	—	$1,401
Collectively evaluated for impairment	682,157	133,892	152,918	130,875	32,308	—	1,132,150

	$683,602	$137,328	$153,339	$131,431	$32,308	$—	$1,138,008

Allowance for Loan Losses

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2017
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,832	768	1,191	626	268	40	7,725

	$4,832	$768	$1,191	$626	$268	$40	$7,725

Loans Receivable

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2017
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,882	$2,846	$—	$587	$5	$—	$5,320
Collectively evaluated for impairment	524,775	95,304	123,444	108,339	32,227	—	884,089

	$526,657	$98,150	$123,444	$108,926	$32,232	$—	$889,409

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

        Impaired loans by class excluding purchased credit impaired, as of December 31, 2018 and 2017 are summarized as follows:

Impaired Loans—Originated Loan Portfolio

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,793	1,793	372	1,801	100
Commercial construction	—	—	—	—	—
Consumer residential	182	182	1	184	12
Consumer nonresidential	—	—	—	—	—

	1,975	1,975	373	1,985	112

2018
With no related allowance:
Commercial real estate	$1,306	$1,319	$—	$1,321	$68
Commercial and industrial	1,156	1,170	—	1,378	81
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$2,462	$2,489	$—	$2,699	$149

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$—	$—	$—	$—	$—

December 31, 2017
With no related allowance:
Commercial real estate	$1,882	$1,882	$—	$1,894	$108
Commercial and industrial	2,846	2,860	—	2,516	150
Commercial construction	—	—	—	—	—
Consumer residential	587	587	—	587	24
Consumer nonresidential	5	5	—	8	1

	$5,320	$5,334	$—	$5,005	$283

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

Impaired Loans—Acquired Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$—	$—	$—	$—	$—

2018
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	20	20	—	58	3
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$20	$20	$—	$58	$3

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

        Pass—Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.

        Special Mention—Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

        Substandard—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the enhanced possibility that the institution will sustain some loss if the deficiencies are not corrected.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

        Doubtful—Loans classified as doubtful include those loans which have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, improbable.

        Loss—Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.

        Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2018 and 2017:

2018—Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$610,580	$124,349	$141,694	$86,848	$32,184	$995,655
Special mention	6,034	1,783	—	761	—	8,578
Substandard	—	2,777	—	—	—	2,777
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$616,614	$128,909	$141,694	$87,609	$32,184	$1,007,010

2018—Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$66,849	$7,952	$11,224	$43,811	$124	$129,960
Special mention	56	—	421	—	—	477
Substandard	83	467	—	11	—	561
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$66,988	$8,419	$11,645	$43,822	$124	$130,998

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

2017

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$525,808	$95,131	$123,444	$106,700	$32,208	$883,291
Special mention	695	543	—	1,639	24	2,901
Substandard	154	2,476	—	587	—	3,217
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$526,657	$98,150	$123,444	$108,926	$32,232	$889,409

        Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2018 and 2017:

2018—Originated Loan Portfolio

	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$3,062	$2,148	$—	$5,210	$611,404	$616,614	$—	$—
Commercial and industrial	68	181	2,701	2,950	125,959	128,909	1,031	1,769
Commercial construction	—	—	—	—	141,694	141,694	—	—
Consumer residential	843	345	—	1,188	86,421	87,609	—	182
Consumer nonresidential	111	44	—	155	32,029	32,184	—	—

Total	$4,084	$2,718	$2,701	$9,503	$997,507	$1,007,010	$1,031	$1,951

2018—Acquired Loan Portfolio

	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$1,001	$83	$56	$1,140	$65,848	$66,988	$—	56
Commercial and industrial	446	—	—	446	7,973	8,419	—	—
Commercial construction	186	—	—	186	11,459	11,645	—	—
Consumer residential	2,785	612	173	3,570	40,252	43,822	—	173
Consumer nonresidential	—	—	—	—	124	124	—	—

Total	$4,418	$695	$229	$5,342	$125,656	$130,998	$—	$229

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

2017

	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$154	$154	$526,503	$526,657	$—	$154
Commercial and industrial	—	—	48	48	98,102	98,150	48	—
Commercial construction	—	911	—	911	122,533	123,444	—	—
Consumer residential	275	—	587	862	108,064	108,926	—	587
Consumer nonresidential	—	—	—	—	32,232	32,232	—	—

Total	$275	$911	$789	$1,975	$887,434	$889,409	$48	$741

        There were overdrafts of $28 thousand and $162 thousand at December 31, 2018 and 2017 which have been reclassified from deposits to loans. At December 31, 2018 and 2017, loans with a carrying value of $173.0 million and $128.7 million were pledged to the Federal Home Loan Bank of Atlanta.

        There were no defaults of troubled debt restructurings (TDR's) where the default occurred within twelve months of the restructuring during the year ended December 31, 2018.

        There were no TDR's originated in 2018. The following table presents the TDR's originated during 2017.

At December 31, 2017

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	204	187
Commercial construction	—	—	—
Consumer residential	—	—	—
Consumer nonresidential	1	9	5

Total	2	$213	$192

        As of December 31, 2018 and 2017, the Company has a recorded investment in troubled debt restructurings of $203 thousand and $1.7 million respectively.

        The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 6. Other Real Estate Owned

        Other real estate owned activity was as follows for December 31, 2018 and 2017.

2018
Beginning Balance	$3,866
Other real estate acquired in acquisition	358
Capitalized expenditures	—
Gain on foreclosure	—
Sales of other real estate owned	—

Ending Balance	$4,224

2017
Beginning Balance	$—
Loans transferred to real estate owned	2,790
Capitalized expenditures	—
Gain on foreclosure	1,076
Sales of other real estate owned	—

Ending Balance	$3,866

        At December 31, 2018 there was one foreclosed residential real estate property recorded in other real estate owned which was acquired by the Company during its acquisition of Colombo. At December 31, 2017, there were no foreclosed residential real estate properties recorded in other real estate owned as a result of obtaining physical possession of the property. At December 31, 2018 and 2017, there was no residential real estate properties for which formal foreclosure proceedings are in process. The Company recorded no impairment charges during 2018 and 2017.

Note 7. Goodwill and Intangibles

        As a result of the Company's acquisition of Colombo in October 2018, the Company recognized goodwill and core deposit intangibles.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 7. Goodwill and Intangibles (Continued)

        Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2016	$204	$85	$—	$—	$204	$85

2017 activity:
1st Commonwealth amortization	—	20	—	—	—	20

Balance at December 31, 2017	$204	$105	$—	$—	$204	$105

2018 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Acquisition of Colombo Bank	—	—	1,950	98	1,950	98

Balance at December 31, 2018	$204	$125	$1,950	$98	$2,154	$223

        The aggregate amortization expense was $118 thousand for 2018 and $20 thousand for 2017. The estimated amortization expense for the next five years and thereafter is as follows:

2019	$385
2020	345
2021	305
2022	262
2023	205
Thereafter	429

        The carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

Balance at December 31, 2017	$—
Acquisition of Colombo Bank	6,512

Balance at December 31, 2018	$6,512

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 8. Premises and Equipment

        A summary of the cost and accumulated depreciation of premises and equipment follows:

	2018	2017
Leasehold improvements	$2,915	$2,586
Furniture, fixtures and equipment	3,799	3,246
Computer software	756	369
Land	61	—
Buildings	196	—

	$7,727	$6,201
Less: accumulated depreciation	5,456	4,965

	$2,271	$1,236

        For the years ended December 31, 2018 and 2017, depreciation expense was $497 thousand and $536 thousand, respectively.

        The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.

        Total rent expense for the years ended December 31, 2018 and 2017 amounted to $1.3 million and $1.1 million, respectively.

        The minimum base rent for the remainder of the leases are as follows:

2019	$1,533
2020	1,381
2021	1,244
2022	1,207
2023	848
Thereafter	2,485

$8,699

Note 9. Deposits

        Remaining maturities on certificates of deposit are as follows:

2019	$245,576
2020	73,096
2021	11,952
2022	7,500
2023	7,262
Thereafter	—

$345,386

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 9. Deposits (Continued)

        Total time deposits of $250,000 and greater were $135.6 million and $119.8 million at December 31, 2018 and 2017, respectively.

        At December 31, 2018 and 2017, the Company had two and one customer relationships, whose related balance on deposit exceeded 5% of outstanding deposits. These customer relationships comprise 13% of outstanding deposits at December 31, 2018 and 9% of outstanding deposits at December 31, 2017.

        Brokered deposits totaled $84.4 million and $115.5 million at December 31, 2018 and 2017, respectively.

Note 10. Other Borrowed Funds

        Other borrowed funds at December 31, 2018 consist of the following:

	Amount	Weighted Average Rate
Subordinated debt	$24,407	6.00%

Total borrowings	$24,407	6.00%

        The Company had no FHLB advances at December 31, 2018 and 2017. At December 31, 2018, 1-4 family residential loans with a lendable value of $1.8 million, multi-family residential loans with a book value of $11.0 million, home equity lines of credit with a book value of $14.2 million and commercial real estate loans with a book value of $99.7 million were pledged against an available line of credit with the Federal Home Loan Bank totaling $126.8 million as of December 31, 2018. The Bank has a letter of credit with the FHLB in the amount of $80.0 million for the purpose of collateral against Virginia public deposits. The remaining lendable collateral value at December 31, 2018 totaled $213.2 million.

        The Company has unsecured lines of credit with correspondent banks totaling $169.0 million at December 31, 2018 and $44.0 million at December 31, 2017, available for overnight borrowing. At December 31, 2018 and 2017, none of these lines of credit with correspondent banks were drawn upon.

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

        The Company may, at its option, beginning with the interest payment date of June 30, 2021 and on any scheduled interest payment date thereafter redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days' notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 10. Other Borrowed Funds (Continued)

        The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At December 31, 2018 and 2017, $21 million of the proceeds of the Company's subordinated notes have been included in the Bank's Tier 1 capital.

Note 11. Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

Deferred Tax Assets:	2018	2017
Allowance for loan losses	$2,132	$1,622
Net operating loss carryforward—federal and state	4,270	259
Bank premises and equipment and deferred rent	213	280
Unrealized loss on securities available for sale	732	450
Nonqualified stock options and restricted stock	496	261
Organizational and start-up expenses	61	68
Acquisition accounting adjustments	372	58
Non-accrual loan interest	20	3
Deferred loan (fees) costs	295	154

Net Deferred Tax Assets	$8,591	$3,155

        The income tax expense charged to operations for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Current tax expense	$3,104	$5,519
Deferred tax expense (benefit)(1)	(866)	1,327

	$2,238	$6,846

(1)
The deferred tax expense for December 31, 2017 includes the impact of the Tax Act as described in Note 2.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 11. Income Taxes (Continued)

        Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2018	2017
Computed "expected" tax expense	$2,753	$5,023
Increase (decrease) in income taxes resulting from:
State income tax benefit	(86)	—
Non-deductible expense	141	154
Tax free income	(112)	(328)
Tax benefits from exercise of stock options	(308)	(39)
Deferred tax asset adjustment for enacted change in tax rate	—	2,036
Other	(150)	—

	$2,238	$6,846

        The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2015.

        Under the provisions of the Internal Revenue Code, the Company has $16.5 million of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. Beginning in 2019, the federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under IRS Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.

Note 12. Derivative Financial Instruments

        The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2018. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2018, the Company entered into eight interest rate swap agreements which are collateralized by $1.6 million. There were no such agreements outstanding as of December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 12. Derivative Financial Instruments (Continued)

        The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2018 were as follows:

	December 31, 2018
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$47,381	$(1,705)
Pay Fixed/Receive Variable Swaps	47,381	1,705

Note 13. Financial Instruments with Off-Balance Sheet Risk

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

        The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

        At December 31, 2018 and 2017, the following financial instruments were outstanding which contract amounts represent credit risk:

	2018	2017
Commitments to grant loans	$22,349	$23,078
Unused commitments to fund loans and lines of credit	216,043	170,802
Commercial and standby letters of credit	9,383	9,725

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

        Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

        Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 13. Financial Instruments with Off-Balance Sheet Risk (Continued)

same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.

        The Company maintains its cash accounts with the Federal Reserve and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $5.1 million and $608 thousand at December 31, 2018 and 2017, respectively.

Note 14. Minimum Regulatory Capital Requirements

        In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement ("the Statement"), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August, 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

        Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As a part of the new requirements, the Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.625% for 2016 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. Management believes as of December 31, 2018 and 2017, the Bank meets all capital adequacy requirement to which they are subject.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2018 and 2017, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 14. Minimum Regulatory Capital Requirements (Continued)

        Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company.

        The Bank continues to be subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank as of December 31, 2018 and 2017 are shown in the following table.

	Actual		Minimum Capital Requirement(1)		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Risk Based Capital (to Risk Weighted Assets)	$172,975	14.02%	$121,861	9.875%	$123,404	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$163,804	13.27%	$97,180	7.875%	$98,723	8.000%
Common Tier 1 (CET1) (to Risk Weighted Assets)	$163,804	13.27%	$78,670	6.375%	$80,213	6.500%
Tier 1 Capital (to Average Assets)	$163,804	12.41%	$52,771	4.000%	$65,971	5.000%
As of December 31, 2017:
Total Risk Based Capital (to Risk Weighted Assets)	$127,020	12.83%	$91,594	9.250%	$99,021	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$119,295	12.05%	$71,790	7.250%	$79,217	8.000%
Common Tier 1 (CET1) (to Risk Weighted Assets)	$119,295	12.05%	$56,937	5.750%	$64,364	6.500%
Tier 1 Capital (to Average Assets)	$119,295	11.79%	$40,456	4.000%	$50,571	5.000%

(1)
Except with regard to the Bank's Tier 1 to average assets ratio, the minimum capital requirement includes the phased-in portion of the Basel III Capital Rules capital conservation buffer.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividents that may be paid wihout approval of regulatory agencies. As of December 31, 2018, $30.9 million of retained earnings is available to pay dividends.

Note 15. Related Party Transactions

        Officers, directors and their affiliates had borrowings of $14.8 million and $11.5 million at December 31, 2018 and 2017 with the Company. During the years ended December 31, 2018 and 2017, total principal additions were $4.2 million and $3.1 million and total principal payments were $898 thousand and $485 thousand, respectively.

        Related party deposits amounted to $36.8 million and $23.0 million at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 16. Stock-Based Compensation Plan

        The Company's Amended and Restated 2008 Option Plan (the Plan), which is shareholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the shareholders approved an amendment to the Amended and Restated 2008 Plan to increase the number of shares authorized for issuance under the Plan by 200,000 shares.

        The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At December 31, 2018, 238,315 shares were available to grant under the Plan.

        No options were granted during 2018. For the year ended December 31, 2017, 625 options were granted. For the year ended December 31, 2018, 7,643 options were withheld from issuance upon exercise of the options in order to cover the cost of the exercise by the participant.

        A summary of option activity under the Plan as of December 31, 2018, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2018	2,218,210	$7.74	5.51
Granted	—	—
Exercised	(228,562)	5.56
Forfeited or expired	(13,401)	7.45

Outstanding at December 31, 2018	1,976,247	$8.00	4.98	$18,993,554

Exercisable at December 31, 2018	1,714,299	$7.62	4.68	$17,125,767

(1)
The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on changes in the market value of the Company's stock.

        The compensation cost that has been charged to income for the plan was $707 thousand and $627 thousand for 2018 and 2017, respectively. As of December 31, 2018, there was unamortized compensation expense of $296 thousand that will be amortized over 20 months. Tax benefits recognized for qualified and non-qualified stock options during 2018 and 2017 totaled $308 thousand and $39 thousand.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 16. Stock-Based Compensation Plan (Continued)

        A summary of the Company's restricted stock grant activity as of December 31, 2018 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	66,155	$17.50
Granted	2,000	19.11
Vested	(16,206)	17.50
Forfeited	(1,320)	17.55

Balance at December 31, 2018	50,629	$17.57

        As of December 31, 2018, there was $862 thousand of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 46 months.

Note 17. Fair Value Measurements

Determination of Fair Value

        The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

Fair Value Hierarchy

        In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2—Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3—Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

        The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

        Securities available-for-sale:    Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

        The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2018
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$956	$—	$956	$—
Securities of state and local municipalities tax exempt	3,639	—	3,639	—
Securities of state and local municipalities taxable	2,308	—	2,308	—
Corporate bonds	5,013	—	5,013	—
Certificates of deposit	244	—	244	—
SBA pass-through securities	195	—	195	—
Mortgage-backed securities	88,037	—	88,037	—
Collateralized mortgage obligations	23,145	—	23,145	—

Total Available-for-Sale Securities	$123,537	$—	$123,537	$—

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2017
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$968	$—	$968	$—
Securities of state and local municipalities tax exempt	3,716	—	3,716	—
Securities of state and local municipalities taxable	2,553	—	2,553	—
Corporate bonds	4,996	—	4,996	—
Certificates of deposit	490	—	490	—
SBA pass-through securities	246	—	246	—
Mortgage-backed securities	83,213	—	83,213	—
Collateralized mortgage obligations	19,770	—	19,770	—

Total Available-for-Sale Securities	$115,952	$—	$115,952	$—

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

        The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

        Impaired Loans:    Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income. No loans were recorded at fair value at December 31, 2017.

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

        The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2018
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$1,602	$—	$—	$1,602

Other real estate owned	$4,224	$—	$358	$3,866

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2017
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate owned	$3,866	$—	$—	$3,866

        The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,602	Discounted value	Marketability/Selling costs	0.60% - 8% (10.89%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

        The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2018 and 2017. Fair values for December 31,

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

		Fair Value Measurements as of December 31, 2018 using
		Quoted Prices in Active Markets for Identical Assets
			Significant Unobservable Inputs	Significant Unobservable Inputs
	Carrying Amount
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,435	$9,435	$—	$—
Interest-bearing deposits at other institutions	34,060	34,060	—	—
Securities held-to-maturity	1,761	—	1,735	—
Securities available-for-sale	123,537	—	123,537	—
Restricted stock	5,299	—	5,299	—
Loans, net	1,127,584	—	—	1,116,012
Bank owned life insurance	16,406	—	16,406	—
Accrued interest receivable	4,050	—	4,050	—
Financial liabilities:
Checking, savings and money market accounts	$817,054	$—	$817,054	$—
Time deposits	345,386	—	344,877	—
Subordinated notes	24,407	—	24,515	—
Accrued interest payable	811	—	811	—

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

		Fair Value Measurements as of December 31, 2017, using
		Quoted Prices in Active Markets for Identical Assets
			Significant Unobservable Inputs	Significant Unobservable Inputs
	Carrying Amount
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,428	$7,428	$—	$—
Interest-bearing deposits at other institutions	15,139	15,139	—	—
Securities held-to-maturity	1,760	—	1,762	—
Securities available-for-sale	115,952	—	115,952	—
Restricted stock	3,438	—	3,438	—
Loans, net	880,952	—	—	876,569
Bank owned life insurance	15,969	—	15,969	—
Accrued interest receivable	2,964	—	2,964	—
Financial liabilities:
Checking, savings and money market accounts	$554,547	$—	$554,547	$—
Time deposits	373,616	—	371,782	—
Subordinated notes	24,327	—	23,462	—
Accrued interest payable	417	—	417	—

Note 18. Earnings Per Share

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

        The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There was an average of 313 shares and 625 shares excluded from the calculation for the years ended December 31, 2018 and 2017, as they were anti-dilutive.

	Years Ended December 31,
	2018	2017
Net income	$10,869	$7,690
Weighted average number of shares	11,715	10,435
Options effect of dilutive securities	1,107	1,110

Weighted average diluted shares	12,822	11,545

Basic EPS	$0.93	$0.74
Diluted EPS	$0.85	$0.67

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 19. Supplemental Cash Flow Information

	For the Years Ended December 31,
(dollars in thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$11,611	$7,949
Income taxes	5,892	5,934
Noncash investing and financing activities:
Transfer of loans to other real estate owned	—	2,790
Unrealized gain (loss) on securities available-for-sale	(999)	(158)
Noncash transactions related to acquisitions:
Assets acquired:
Interest bearing deposits	3,829	—
Investment securities available-for-sale	12,732	—
Restricted stock	1,391	—
Loans	142,593	—
Premises and equipment	789	—
Deferred tax assets, net	4,289	—
Goodwill	6,512	—
Core deposit intangible, net	1,950	—
Accrued interest receivable	406	—
Prepaid expenses	161	—
Other real estate owned (OREO)	358	—
Other assets	638	—
Liabilities assumed:
Non-interest bearing	19,080	—
Interest-bearing checking, savings, and money market	48,426	—
Time deposits	70,778	—
FHLB advances	27,577	—
Accrued interest payable	294	—
Other liabilities	127	—
Consideration:
Issuance of common stock	14,579	—

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 20. Accumulated Other Comprehensive Income (Loss)

        Changes in accumulated other comprehensive income (AOCI) for the years ended December 31, 2018 and 2017 are shown in the following table. The Company has only one component, which is available-for-sale securities, for the years presented.

Available-for-Sale Securities	2018	2017
Balance, beginning of period	$(1,693)	$(1,299)
Net unrealized gains (losses) during the period	(1,072)	2
Net reclassification adjustment for losses (gains) realized in income	354	(107)

Other comprehensive loss, net of tax	(718)	(105)
Reclassification of stranded effects from change in tax rate	—	(289)

Balance, end of period	$(2,411)	$(1,693)

        The following table presents information related to reclassifications from accumulated other comprehensive income.

	Amount Reclassified from AOCI into Income For the Years Ended December 31,
			Affected Line Item in the Consolidated Statements of Income
Details about AOCI	2018	2017
Losses (gains) on sale of available-for-sale securities	$462	$(164)	Gain (loss) on sale of securities available-for-sale
Income tax expense (benefit)	(108)	57	Income tax expense

Total	$354	$(107)	Net of tax

Note 21. Revenue Recognition

        On January 1, 2018, the Company adopted ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

        Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, BOLI income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company's revenue is

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 21. Revenue Recognition (Continued)

generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

        Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and personal checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

Fees, Exchange and Other Service Charges

        Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company's debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier's checks, and other services. The Company's performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company's consolidated statements of income.

Other income

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 21. Revenue Recognition (Continued)

        The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$635	$546
Fees, Exchange, and Other Service Charges	284	211
Gain on foreclosure of other real estate owned	—	1,076
Other income	27	29

Noninterest Income (in-scope of Topic 606)	946	1,862
Noninterest Income (out-scope of Topic 606)	715	1,113

Total Noninterest Income	$1,661	$2,975

Contract Balances

        A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, the Company did not have any significant contract balances.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 22. Parent Company Only Financial Statements

        The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2018 and 2017

	2018	2017
Assets
Cash and cash equivalents	$6,252	$2,454
Securities available-for-sale	988	1,015
Investment in subsidiary	173,873	118,211
Other assets	1,682	940

Total assets	$182,795	$122,620

Liabilities and Stockholders' Equity
Subordinated notes	$24,407	$24,327
Other liabilities	52	10

Total liabilities	$24,459	$24,337

Total stockholders' equity	$158,336	$98,283

Total liabilities and stockholders' equity	$182,795	$122,620

PARENT COMPANY ONLY CONDENSED STATEMENTS OF OPERATIONS
December 31, 2018 and 2017

	2018	2017
Income:
Interest on securities available-for-sale	$65	$65
Gains on sale of securities available-for-sale	—	119

Total income	$65	$184

Expense:
Interest on subordinated notes	(1,580)	(1,580)
Salaries and employee benefits	(715)	(596)
Occupancy and equipment	(80)	(80)
Audit, legal and consulting fees	(225)	(108)
Merger expenses	(781)	—
Other operating expenses	(128)	(104)

Total expense	(3,509)	(2,468)

Net (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$(3,444)	$(2,284)

Income tax benefit	(835)	(788)

Equity in undistributed earnings of subsidiary	13,478	9,186

Net income	$10,869	$7,690

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 22. Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
December 31, 2018 and 2017

	2018	2017
Cash Flows From Operating Activities
Net income	$10,869	$7,690
Equity in undistributed earnings of subsidiary	(13,478)	(9,186)
Deferred income tax expense	111	158
Amortization of subordinated debt issuance costs	80	—
Stock-based compensation expense	707	627
Realized gains on securities sales	—	(119)
Change in other assets and liabilities	(806)	(820)

Net cash used in operating activities	$(2,517)	$(1,650)

Cash Flows From Investing Activities
Proceeds from sales of securities available-for-sale	$—	$596
Cash aquired in acquision, net	5,172	—
Cash contributed to banking subsidiary	(33,473)	(7,500)

Net cash used in investing activities	$(28,301)	$(6,904)

Cash Flows From Financing Activities
Cash paid in lieu of fractional shares	$—	$(4)
Stock options exercised	1,141	263
Common stock issuance	33,475	10,000

Net cash provided by financing activities	$34,616	$10,259

Net increase in cash and cash equivalents	$3,798	$1,705
Cash and cash equivalents, beginning of year	2,454	749

Cash and cash equivalents, end of year	$6,252	$2,454

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent accountants or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective as of the end of such period.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2018, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.

        The Company's annual report does not include an attestation report of the Company's registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

        The 2018 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

Item 15.    Exhibits and Financial Statement Schedules

(a)
Exhibits

Number	Description
3.1	Articles of Incorporation of FVCBankcorp, Inc.(1)
3.2	Amendment, dated May 11, 2018, to Articles of Incorporation of FVCBankcorp, Inc.(1)
3.3	Bylaws of FVCBankcorp, Inc.(1)
4.1	Specimen Certificate for Common Stock(1)
10.1	Employment Agreement, dated as of October 1, 2014, between FVCbank and David W. Pijor(1)
10.2	Change in Control Agreement, dated as of March 9, 2018, between FVCBankcorp, Inc. and Patricia A. Ferrick(1)
10.3	Form of Subordinated Note Purchase Agreement dated June 20, 2016(1)
10.4	Form of Subordinated Note due June 30, 2026(1)
10.5	FVCBankcorp, Inc. Amended and Restated 2008 Stock Incentive Plan(1)
10.6	1st Commonwealth Bank of Virginia 2009 Stock Option Plan(1)
10.7	Employment Agreement, dated as of May 3, 2018 between FVCbank and Gilbert F. Kennedy, III(1)
21	Subsidiaries of the Registrant(1)
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Item 405 of Regulation S-T
(i) Consolidated Balance Sheets at December 31, 2018 and 2017
(ii) Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
(iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(vi) Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the Exhibit of the same number to FVCB's Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942).

SIGNATURES

        Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 29, 2019	By:	/s/ DAVID W. PIJOR
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2019.

Signatures	Titles

/s/ DAVID W. PIJOR Name: David W. Pijor	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ PATRICIA A. FERRICK Name: Patricia A. Ferrick	President and Director
/s/ MORTON A. BENDER Name: Morton A. Bender	Director
/s/ L. BURWELL GUNN Name: L. Burwell Gunn	Director
/s/ SCOTT LAUGHLIN Name: Scott Laughlin	Director
/s/ THOMAS L. PATTERSON Name: Thomas L. Patterson	Director
/s/ DEVIN SATZ Name: Devin Satz	Director

Signatures	Titles

/s/ LAWRENCE W. SCHWARTZ Name: Lawrence W. Schwartz	Director
/s/ SIDNEY G. SIMMONDS Name: Sidney G. Simmonds	Director
/s/ DANIEL M. TESTA Name: Daniel M. Testa	Director
Name: Philip R. Wills III	Director
/s/ STEVEN M. WILTSE Name: Steven M. Wiltse	Director