Form 10-Q
period 2019-03-31
FVCBankcorp, Inc.
filed 2019-05-14
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value	FVCB	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,783,299 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2019

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(In thousands, except share data)

	March 31,	December 31,
	2019	2018 *
	(Unaudited)
Assets

Cash and due from banks	$13,404	$9,435
Interest-bearing deposits at other financial institutions	30,359	34,060
Securities held-to-maturity (fair value of $1.8 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively)	1,761	1,761
Securities available-for-sale, at fair value	137,713	123,537
Restricted stock, at cost	5,391	5,299
Loans, net of allowance for loan losses of $9.5 million and $9.2 million at March 31, 2019 and December 31, 2018, respectively	1,169,429	1,127,584
Premises and equipment, net	2,218	2,271
Accrued interest receivable	4,491	4,050
Prepaid expenses	855	892
Deferred tax assets, net	8,224	8,591
Goodwill and intangibles, net	8,342	8,443
Bank owned life insurance (BOLI)	16,511	16,406
Other real estate owned (OREO)	3,866	4,224
Operating lease right-of-use assets	11,885	—
Other assets	5,314	5,023

Total assets	$1,419,763	$1,351,576

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$253,723	$233,318
Interest-bearing checking, savings and money market	581,102	583,736
Time deposits	377,870	345,386

Total deposits	$1,212,695	$1,162,440

Subordinated notes, net of issuance costs	$24,427	$24,407
Accrued interest payable	1,043	811
Operating lease liabilities	12,178	—
Accrued expenses and other liabilities	5,427	5,582

Total liabilities	$1,255,770	$1,193,240

Commitments and Contingent Liabilities

Stockholders’ Equity

	2019	2018
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—

Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,755,249	13,712,615	138	137
Additional paid-in capital			124,318	123,882
Retained earnings			40,568	36,728
Accumulated other comprehensive (loss), net			(1,031)	(2,411)
Total stockholders’ equity			$163,993	$158,336

Total liabilities and stockholders’ equity			$1,419,763	$1,351,576

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three months ended March 31, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	2019	2018
Interest and Dividend Income
Interest and fees on loans	$14,867	$10,573
Interest and dividends on securities held-to-maturity	13	13
Interest and dividends on securities available-for-sale	891	657
Dividends on restricted stock	68	53
Interest on deposits at other financial institutions	121	45
Total interest and dividend income	$15,960	$11,341

Interest Expense
Interest on deposits	$3,740	$2,148
Interest on federal funds purchased	61	1
Interest on short-term debt	—	34
Interest on subordinated notes	395	395
Total interest expense	$4,196	$2,578

Net Interest Income	$11,764	$8,763

Provision for loan losses	515	358
Net interest income after provision for loan losses	$11,249	$8,405

Noninterest Income
Service charges on deposit accounts	181	141
BOLI income	105	110
Other fee income	452	134
Total noninterest income	$738	$385

Noninterest Expenses
Salaries and employee benefits	$3,938	$3,185
Occupancy and equipment expense	827	571
Data processing and network administration	439	280
State franchise taxes	422	296
Audit, legal and consulting fees	130	156
Merger and acquisition expense	67	—
Loan related expenses	68	57
FDIC insurance	111	108
Marketing, business development and advertising	159	86
Director fees	121	110
Postage, courier and telephone	54	52
Internet banking	107	67
Core deposit intangible amortization	100	5
Other operating expenses	361	287
Total noninterest expenses	$6,904	$5,260

Net income before income tax expense	$5,083	$3,530

Income tax expense	1,157	533

Net income	$3,926	$2,997

Earnings per share, basic	$0.29	$0.27

Earnings per share, diluted	$0.27	$0.25

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	2019	2018

Net income	$3,926	$2,997
Other comprehensive gain (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $367 in 2019 and net of tax benefit of $372 in 2018.	1,380	(1,400)
Total other comprehensive income (loss)	$1,380	$(1,400)
Total comprehensive income	$5,306	$1,597

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(In thousands)

(Unaudited)

	2019	2018
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,926	$2,997
Depreciation	164	107
Provision for loan losses	515	358
Net amortization of premium of securities	86	141
Net amortization of deferred loan costs and purchase premiums	129	150
Net accretion of acquisition accounting adjustments	3	—
Amortization of subordinated debt issuance costs	20	20
Stock-based compensation expense	165	172
BOLI income	(105)	(110)
Core deposits intangible amortization	100	5
Changes in assets and liabilities:
Decrease in accrued interest receivable, prepaid expenses and other assets	(334)	(608)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(76)	87
Net cash provided by operating activities	$4,593	$3,319

Cash Flows From Investing Activities
Decrease in interest-bearing deposits at other financial institutions	$3,701	$11,241
Purchases of securities available-for-sale	(16,535)	(7,897)
Proceeds from redemptions of securities available-for-sale	4,020	4,264
Net purchase of restricted stock	(92)	(787)
Net increase in loans	(42,604)	(32,686)
Proceeds from sale of OREO	358	—
Purchases of premises and equipment, net	(111)	(220)
Net cash used in investing activities	$(51,263)	$(26,085)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$17,771	$25,920
Net increase (decrease) in time deposits	32,596	(15,422)
Increase in federal funds purchased	—	2,500
Net increase in FHLB advances	—	10,000
Common stock issuance	272	599
Net cash provided by financing activities	$50,639	$23,597

Net increase in cash and cash equivalents	$3,969	$831

Cash and cash equivalents, beginning of year	9,435	7,427

Cash and cash equivalents, end of year	$13,404	$8,258

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2018 and 2019

(In thousands, except per share amounts)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	2,997	—	2,997
Other comprehensive loss	—	—	—	—	(1,400)	(1,400)
Common stock issuance for options exercised	112	1	598	—	—	599
Stock-based compensation expense	—	—	172	—	—	172
Balance at March 31, 2018	10,981	$110	$74,778	$28,856	$(3,093)	$100,651

Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	3,926	—	3,926
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	1,380	1,380
Common stock issuance for options exercised	42	1	271	—	—	272
Stock-based compensation expense	—	—	165	—	—	165
Balance at March 31, 2019	13,755	$138	$124,318	$40,568	$(1,031)	$163,993

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

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

On October 12, 2018, the Company announced the completion of its acquisition of Colombo Bank (“Colombo”). Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, holders of shares of Colombo common stock received 0.002217 shares of the Company’s common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares at a rate equal to $19.614 per share of FVCB common stock.  Holders of an aggregate of 35,002 shares of Colombo common stock who individually owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, made a timely election to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company’s common stock were issued in exchange for outstanding shares of Colombo common stock.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2018. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions,

Notes to Unaudited Consolidated Financial Statements

(Continued)

and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard and the implementation committee has started the data collection process in order to assess the impact that ASU 2016-13 will have on its consolidated financial statements. The Company expects to be running parallel models by the end of the third quarter of 2019.

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

Note 2.                                 Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2019 and December 31, 2018, are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$2	$—	$266
Securities of U.S. government and federal agencies	1,497	—	(2)	1,495
Total Held-to-maturity Securities	$1,761	$2	$(2)	$1,761

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(23)	$977
Securities of state and local municipalities tax exempt	3,674	32	—	3,706
Securities of state and local municipalities taxable	2,337	—	(39)	2,298
Corporate bonds	5,000	25	(94)	4,931
Certificates of deposit	245	—	—	245
SBA pass-through securities	179	—	(9)	170
Mortgage-backed securities	98,738	430	(1,161)	98,007
Collateralized mortgage obligations	27,936	58	(615)	27,379
Total Available-for-sale Securities	$139,109	$545	$(1,941)	$137,713

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Securities of U.S. government and federal agencies	1,497	—	(20)	1,477
Total Held-to-maturity Securities	$1,761	$—	$(26)	$1,735

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(44)	$956
Securities of state and local municipalities tax exempt	3,678	—	(39)	3,639
Securities of state and local municipalities taxable	2,378	—	(70)	2,308
Corporate bonds	5,000	92	(79)	5,013
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(5)	195
Mortgage-backed securities	90,234	94	(2,291)	88,037
Collateralized mortgage obligations	23,945	10	(810)	23,145
Total Available-for-sale Securities	$126,680	$196	$(3,339)	$123,537

The Company had no securities pledged with the Federal Reserve Bank at March 31, 2019 and December 31, 2018, respectively.  There were no securities pledged with the Treasury Board of Virginia at the Community Bankers’ Bank at March 31, 2019.  There was $8.1 million in such securities pledged as of December 31, 2018.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the

Notes to Unaudited Consolidated Financial Statements

(Continued)

past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$2,472	$(25)	$2,472	$(25)
Securities of state and local municipalities taxable	—	—	2,298	(39)	2,298	(39)
Corporate bonds	1,499	(1)	907	(93)	2,406	(94)
SBA pass-through securities	—	—	170	(9)	170	(9)
Mortgage-backed securities	—	—	59,538	(1,161)	59,538	(1,161)
Collateralized mortgage obligations	—	—	16,484	(615)	16,484	(615)
Total	$1,499	$(1)	$81,869	$(1,942)	$83,368	$(1,943)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$2,433	$(64)	$2,433	$(64)
Securities of state and local municipalities tax exempt	263	(1)	3,634	(44)	3,897	(45)
Securities of state and local municipalities taxable	757	(1)	1,551	(69)	2,308	(70)
Corporate bonds	988	(12)	933	(67)	1,921	(79)
Certificates of deposit	—	—	244	(1)	244	(1)
SBA pass-through securities	—	—	195	(5)	195	(5)
Mortgage-backed securities	12,743	(59)	60,656	(2,232)	73,399	(2,291)
Collateralized mortgage obligations	—	—	16,790	(810)	16,790	(810)
Total	$14,751	$(73)	$86,436	$(3,292)	$101,187	$(3,365)

Notes to Unaudited Consolidated Financial Statements

(Continued)

Securities of U.S. government and federal agencies: The unrealized losses on one available-for-sale and one held-to-maturity security were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

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

SBA pass-through securities: The unrealized loss on the Company’s single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on those investments is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider that investments to be other-than-temporarily impaired at March 31, 2019.

Mortgage-backed securities: The unrealized losses on the Company’s investment in forty-eight mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with thirty-one CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

The amortized cost and fair value of securities as of March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements

(Continued)

	March 31, 2019
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Less than 1 year	$—	$—	$745	$743
After 5 years through 10 years	1,761	1,761	20,998	20,791
After 10 years	—	—	117,366	116,179
Total	$1,761	$1,761	$139,109	$137,713

For the three months ended March 31, 2019 and March 31, 2018, proceeds from maturities, calls and principal repayments of securities were $4.0 million and $4.3 million, respectively.  During the three months ended March 31, 2019 and March 31, 2018, there were no proceeds from sales of securities available-for-sale, no gross realized gains, and no realized losses.

Note 3.   Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	March 31, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$633,162	$61,792	$694,954	$616,614	$66,988	$683,602
Commercial and industrial	129,259	8,842	138,101	128,909	8,419	137,328
Commercial construction	179,902	8,804	188,706	141,694	11,645	153,339
Consumer residential	91,344	40,478	131,822	87,609	43,822	131,431
Consumer nonresidential	26,815	120	26,935	32,184	124	32,308
	$1,060,482	$120,036	$1,180,518	$1,007,010	$130,998	$1,138,008
Less:
Allowance for loan losses	9,512	—	9,512	9,159	—	9,159
Unearned income and (unamortized premiums), net	1,577	—	1,577	1,265	—	1,265
Loans, net	$1,049,393	$120,036	$1,169,429	$996,586	$130,998	$1,127,584

During 2018, as a result of the Company’s acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	March 31, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,395
Carrying amount	1,658

Other acquired loans
Outstanding principal balance	119,954
Carrying amount	118,378

Total acquired loans
Outstanding principal balance	122,349
Carrying amount	120,036

(In thousands)	December 31, 2018
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,533
Carrying amount	1,401

Other acquired loans
Outstanding principal balance	131,286
Carrying amount	129,597

Total acquired loans
Outstanding principal balance	133,819
Carrying amount	130,998

The following table presents changes during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2019	$357
Accretion	(24)
Balance at March 31, 2019	$333

(In thousands)
Balance at January 1, 2018	$—
Accretable yield at acquisition date	379
Accretion	(22)
Balance at December 31, 2018	$357

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018, and for the year ended December 31, 2018, follows:

Allowance for Loan Losses

For the three months ended March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$—	$9,159
Charge-offs	—	—	—	—	(162)	—	(162)
Recoveries	—	—	—	—	—	—	—
Provision	264	6	206	(23)	62	—	515
Ending Balance	$5,812	$1,480	$1,491	$495	$234	$—	$9,512

Allowance for Loan Losses

For the three months ended March 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	19	—	—	—	—	19
Provision	308	34	58	4	(6)	(40)	358
Ending Balance	$5,140	$821	$1,249	$630	$262	$—	$8,102

Allowance for Loan Losses

For the year ended December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	(187)	(292)	—	(565)
Recoveries	—	26	—	1	52	—	79
Provision	716	766	94	78	306	(40)	1,920
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

The following tables present the recorded investment in loans and impairment method as of March 31, 2019 and December 31, 2018, by portfolio segment:

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$22	$343	$—	$—	$—	$—	$365
Purchase credit impaired	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,790	1,137	1,491	495	234	—	9,147
	$5,812	$1,480	$1,491	$495	$234	$—	$9,512

Loans Receivable

At March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,693	$2,934	$—	$—	$—	$—	$8,627
Purchase credit impaired	137	466	687	368	—	—	1,658
Collectively evaluated for impairment	689,124	134,701	188,019	131,454	26,935	—	1,170,233
	$694,954	$138,101	$188,706	$131,822	$26,935	$—	$1,180,518

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At March 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$79	$—	$—	$—	$—	$79
Collectively evaluated for impairment	5,140	742	1,249	630	262	—	8,023
	$5,140	$821	$1,249	$630	$262	$—	$8,102

Loans Receivable

At March 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,868	$1,046	$—	$587	$3	$—	$3,504
Collectively evaluated for impairment	559,502	93,316	126,914	108,875	30,002	—	918,609
	$561,370	$94,362	$126,914	$109,462	$30,005	$—	$922,113

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$372	$—	$1	$—	$—	$373
Purchase credit impaired	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,548	1,102	1,285	517	334	—	8,786
	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

Loans Receivable

At December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,306	$2,969	$—	$182	$—	$—	$4,457
Purchase credit impaired	139	467	421	374	—	—	1,401
Collectively evaluated for impairment	682,157	133,892	152,918	130,875	32,308	—	1,132,150
	$683,602	$137,328	$153,339	$131,431	$32,308	$—	$1,138,008

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at March 31, 2019 and December 31, 2018, are summarized as follows:

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,792	1,792	343	1,793	34
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$1,792	$1,792	343	$1,793	$34

March 31, 2019
With no related allowance:
Commercial real estate	$5,493	$5,507	$—	$5,521	$63
Commercial and industrial	1,133	1,142	—	1,150	24
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$6,626	$6,649	$—	$6,671	$87

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With an allowance recorded:
Commercial real estate	$200	$192	22	$192	$4
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$200	$192	22	$192	$4

March 31, 2019
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	9	9	—	16	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$9	$9	$—	$16	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,793	1,793	372	1,801	100
Commercial construction	—	—	—	—	—
Consumer residential	182	182	1	184	12
Consumer nonresidential	—	—	—	—	—
	$1,975	$1,975	$373	$1,985	$112

December 31, 2018
With no related allowance:
Commercial real estate	$1,306	$1,319	$—	$1,321	$68
Commercial and industrial	1,156	1,170	—	1,378	81
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,462	$2,489	$—	$2,699	$149

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

December 31, 2018
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	20	20	—	58	3
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$20	$20	$—	$58	$3

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of March 31, 2019 and December 31, 2018:

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of March 31, 2019 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$626,651	$124,260	$179,902	$90,269	$26,796	$1,047,878
Special mention	2,315	2,236	—	750	19	5,320
Substandard	4,196	2,763	—	325	—	7,284
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$633,162	$129,259	$179,902	$91,344	$26,815	$1,060,482

As of March 31, 2019 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$61,279	$8,376	$8,117	$40,467	$120	$118,359
Special mention	231	—	687	—	—	918
Substandard	282	466	—	11	—	759
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$61,792	$8,842	$8,804	$40,478	$120	$120,036

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$610,580	$124,349	$141,694	$86,848	$32,184	$995,655
Special mention	6,034	1,783	—	761	—	8,578
Substandard	—	2,777	—	—	—	2,777
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$616,614	$128,909	$141,694	$87,609	$32,184	$1,007,010

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$66,849	$7,952	$11,224	$43,811	$124	$129,960
Special mention	56	—	421	—	—	477
Substandard	83	467	—	11	—	561
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$66,988	$8,419	$11,645	$43,822	$124	$130,998

Notes to Unaudited Consolidated Financial Statements

(Continued)

Past due and nonaccrual loans presented by loan class were as follows at March 31, 2019 and December 31, 2018:

As of March 31, 2019 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$—	$1,020	$80	$1,100	$632,062	$633,162	$80	$293
Commercial and industrial	1,694	70	—	1,764	127,495	129,259	—	1,768
Commercial construction	—	—	812	812	179,090	179,902	812	—
Consumer residential	410	811	—	1,221	90,123	91,344	—	—
Consumer nonresidential	—	—	—	—	26,815	26,815	—	—
Total	$2,104	$1,901	$892	$4,897	$1,055,585	$1,060,482	$892	$2,061

As of March 31, 2019 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$804	$—	$—	$804	$60,988	$61,792	$—	$281
Commercial and industrial	150	598	—	748	$8,094	8,842	—	290
Commercial construction	880	—	—	880	$7,924	8,804	—	—
Consumer residential	703	—	—	703	$39,775	40,478	—	267
Consumer nonresidential	—	—	—	—	120	120	—	—
Total	$2,537	$598	$—	$3,135	$116,901	$120,036	$—	$838

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$3,062	$2,148	$—	$5,210	$611,404	$616,614	$—	$—
Commercial and industrial	68	181	2,701	2,950	125,959	128,909	1,031	1,769
Commercial construction	—	—	—	—	141,694	141,694	—	—
Consumer residential	843	345	—	1,188	86,421	87,609	—	182
Consumer nonresidential	111	44	—	155	32,029	32,184	—	—
Total	$4,084	$2,718	$2,701	$9,503	$997,507	$1,007,010	$1,031	$1,951

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$1,001	$83	$56	$1,140	$65,848	$66,988	$—	$56
Commercial and industrial	446	—	—	446	7,973	8,419	—	—
Commercial construction	186	—	—	186	11,459	11,645	—	—
Consumer residential	2,785	612	173	3,570	40,252	43,822	—	173
Consumer nonresidential	—	—	—	—	124	124	—	—
Total	$4,418	$695	$229	$5,342	$125,656	$130,998	$—	$229

Notes to Unaudited Consolidated Financial Statements

(Continued)

There were overdrafts of $45 thousand and $28 thousand at March 31, 2019 and December 31, 2018, which have been reclassified from deposits to loans. At March 31, 2019 and December 31, 2018 loans with a carrying value of $173.9 million and $173.0 million were pledged to the Federal Home Loan Bank of Atlanta.

There were no defaults of troubled debt restructurings (TDR’s) where the default occurred within twelve months of the restructuring during the three months ended March 31, 2019 and 2018.

The following table presents the TDR’s originated during the three months ending March 31, 2019:

For the three months ended March 31, 2019

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

There were no TDR’s originated in the three months ended March 31, 2018.

As of March 31, 2019, and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $ 4.1 million and $203 thousand, respectively.

The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Note 4.                                 Derivative Financial Instruments

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2019 and December 31, 2018. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of March 31, 2019, the Company

Notes to Unaudited Consolidated Financial Statements

(Continued)

entered into thirteen interest rate swap agreements which are collateralized with $3.5 million in cash.  There were eight agreements outstanding as of December 31, 2018 which were collateralized with $1.6 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$69,387	$(3,258)
Pay Fixed/Receive Variable Swaps	69,387	3,258

	December 31, 2018
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$47,381	$(1,705)
Pay Fixed/Receive Variable Swaps	47,381	1,705

Note 5.                                 Financial Instruments with Off-Balance Sheet Risk

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

At March 31, 2019 and December 31, 2018, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	March 31, 2019	December 31, 2018

Commitments to grant loans	$36,914	$22,349
Unused commitments to fund loans and lines of credit	246,483	216,043
Commercial and standby letters of credit	10,066	9,383

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The Company maintains its cash accounts with the Federal Reserve and correspondent banks.  The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $9.4 million and $5.1 million at March 31, 2019 and December 31, 2018, respectively.

Note 6.                                 Stock-Based Compensation Plan

The Company’s Amended and Restated 2008 Option Plan (the Plan), which is stockholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the stockholders approved an amendment to the Amended and Restated 2008 Plan to extend the term and increase the number of shares authorized for issuance under the Plan by 200,000 shares.

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms.  At March 31, 2019, 237,315 shares were available to grant under the Plan.

No options were granted during the three months ended March 31, 2019 and 2018, respectively.

A summary of option activity under the Plan as of March 31, 2019, and changes during the three months ended is presented below:

Notes to Unaudited Consolidated Financial Statements

(Continued)

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)

Outstanding at January 1, 2019	1,976,247	$8.00	4.98
Granted	—	—
Exercised	(42,634)	6.37
Forfeited or expired	—	—
Outstanding at March 31, 2019	1,933,613	$8.03	4.77	$17,160,992
Exercisable at March 31, 2019	1,766,499	$7.70	4.55	$16,261,973

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the plan was $165 thousand and $172 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was unamortized compensation expense of $208 thousand that will be amortized over 13 months. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $0 and $192 thousand for the three months ended March 31, 2019 and 2018, respectively.

A summary of the Company’s restricted stock grant activity as of March 31, 2019 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	50,629	$17.57
Granted	1,000	17.25
Vested	—	—
Forfeited	—	—
Balance at March 31, 2019	51,629	$17.56

As of March 31, 2019, there was $802 thousand of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 32 months.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 7.                                 Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	March 31,	Assets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$977	$—	$977	$—
Securities of state and local municipalities tax exempt	3,706	—	3,706	—
Securities of state and local municipalities taxable	2,298	—	2,298	—
Corporate bonds	4,931	—	4,931	—
Certificates of deposit	245	—	245	—
SBA pass-through securities	170	—	170	—
Mortgage-backed securities	98,007	—	98,007	—
Collateralized mortgage obligations	27,379	—	27,379	—
Total Available-for-Sale Securities	$137,713	$—	$137,713	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	December 31,	Assets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$956	$—	$956	$—
Securities of state and local municipalities tax exempt	3,639	—	3,639	—
Securities of state and local municipalities taxable	2,308	—	2,308	—
Corporate bonds	5,013	—	5,013	—
Certificates of deposit	244	—	244	—
SBA pass-through securities	195	—	195	—
Mortgage-backed securities	88,037	—	88,037	—
Collateralized mortgage obligations	23,145	—	23,145	—
Total Available-for-Sale Securities	$123,537	$—	$123,537	$—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$1,627	$—	$—	$1,627
Other real estate owned	$3,866	$—	$—	$3,866

Notes to Unaudited Consolidated Financial Statements

(Continued)

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$1,602	$—	$—	$1,602
Other Real Estate Owned	$4,224	$—	$358	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2019

(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired Loans	$1,627	Discounted value	Marketability/Selling costs	5% - 10% (7.96%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2018

(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired Loans	$1,602	Discounted value	Marketability/Selling costs	0.60% - 8% (10.89%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018.  Fair values for March 31, 2019 and December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of March 31, 2019, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,404	$13,404	$—	$—
Interest-bearing deposits at other institutions	30,359	30,359	—	—
Securities held-to-maturity	1,761	—	1,761	—
Securities available-for-sale	137,713	—	137,713	—
Restricted stock	5,391	—	5,391	—
Loans, net	1,169,429	—	—	1,158,022
Bank owned life insurance	16,511	—	16,511	—
Accrued interest receivable	4,491	—	4,491	—

Financial liabilities:
Checking, savings and money market accounts	$834,825	$—	$834,825	$—
Time deposits	377,870	—	375,776	—
Subordinated notes	24,427	—	24,678	—
Accrued interest payable	1,043	—	1,043	—

		Fair Value Measurements as of December 31, 2018, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,435	$9,435	$—	$—
Interest-bearing deposits at other institutions	34,060	34,060	—	—
Securities held-to-maturity	1,761	—	1,735
Securities available-for-sale	123,537	—	123,537	—
Restricted stock	5,299	—	5,299	—
Loans, net	1,127,584	—	—	1,116,012
Bank owned life insurance	16,406	—	16,406	—
Accrued interest receivable	4,050	—	4,050	—

Financial liabilities:
Checking, savings and money market accounts	$817,054	$—	$817,054	$—
Time deposits	345,386	—	344,877	—
Subordinated notes	24,407	—	24,515	—
Accrued interest payable	811	—	811	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 8.                                 Earnings Per Share

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

The following shows the weighted average number of shares used in computing earnings per    share and the effect of weighted average number of shares of dilutive potential common stock.  Dilutive potential common stock has no effect on income available to common stockholders.  There were 0 and 625 shares excluded from the calculation for March 31, 2019 and 2018, respectively, as they were anti-dilutive.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018

Net income	$3,926	$2,997

Weighted average number of shares	13,724	10,934

Effect of dilutive securities, restricted stock units and options	1,056	1,119

Weighted average diluted shares	14,780	12,053

Basic EPS	$0.29	$0.27
Diluted EPS	$0.27	$0.25

Note 9.                                 Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2019 and 2018 are shown in the following table. The Company has only one component, which is available-for-sale securities, for the periods presented.

	Three Months Ended
(In thousands)	March 31,
Available-for-Sale Securities	2019	2018
Balance, beginning of period	$(2,411)	$(1,693)
Net unrealized gains (losses) during the period	1,380	(1,400)
Other comprehensive income (loss), net of tax	1,380	(1,400)
Balance, end of period	$(1,031)	$(3,093)

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 10.  Subordinated Notes

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

The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At March 31, 2019 and December 31, 2018, $21 million of the proceeds of the Company’s subordinated notes have been included in the Bank’s Tier 1 capital.

Note 11.                          Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company’s consolidated statements of income.

Other income

Other noninterest income consists of loan swap fees, insurance commissions, and other miscellaneous revenue streams not meeting the criteria above. The Company receives monthly recurring commissions based as a percentage of premiums issued and revenue is recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$181	$141
Fees, Exchange, and Other Service Charges	76	51
Other	14	5
Noninterest Income (in-scope of Topic 606)	271	197
Noninterest Income (out-scope of Topic 606)	467	188
Total Noninterest Income	$738	$385

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not

Notes to Unaudited Consolidated Financial Statements

(Continued)

experience significant contract balances. As of March 31, 2019, the Company did not have any significant contract balances.

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

Note 12.                          Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,964	$2,245
Income taxes	—	—
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	1,747	(1,772)
Initial right of use asset - operating leases	12,249	—
Initial lease liability - operating leases	12,656	—

Note 13.                          Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. There was a cumulative effect adjustment of approximately $86 thousand at adoption.  The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases.  Prior to adoption, all of the Company’s leases were classified as operating leases and remain operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset of approximately $12.2 million and an offsetting lease liability of $12.7 million for leases existing at the date of adoption.

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842.  The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and

Notes to Unaudited Consolidated Financial Statements

(Continued)

non-lease components.  The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows.  Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.  Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

Lease payments

Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred.  Payments for leases with terms longer than twelve months are included in the determination of the lease liability.  Payments may be fixed for the term of the lease or variable.  If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability.  If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability.  The Company’s leases provide known escalators that are included in the determination of the lease liability, with the exception of three lease agreements.

Options to Extend, Residual Value Guarantees, and Restrictions and Covenants

The Company’s leases offer the option to extend the lease term.  For each of the leases, the Company is reasonably certain it will exercise the options and has included the additional time and lease payments in the calculation of the lease liability.  None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about leases:

(In thousands)	March 31, 2019
Lease Liability	$12,178
Right-of-Use-Asset	$11,885
Weighted Average Remaining Lease Term	11.17 years
Weighted Average discount rate	3.42%

Notes to Unaudited Consolidated Financial Statements

(Continued)

For the Three Months Ended
(In thousands)	March 31, 2019
Operating Lease Expense	$470

Cash paid for amounts included in lease liabilities	$438

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)	March 31, 2019
Nine months ending December 31, 2019	$1,129
Twelve months ending December 31, 2020	1,340
Twelve months ending December 31, 2021	1,346
Twelve months ending December 31, 2022	1,380
Twelve months ending December 31, 2023	1,370
Twelve months ending December 31, 2024	1,381
Thereafter	6,823
Total	$14,769
Less: discount	(2,591)
$12,178

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2019 and December 31, 2018 and the results of our operations for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the Company’s Annual Report on Form 10-K, including those discussed in the section entitled “Risk Factors.” If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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

On October 12, 2018, we completed our acquisition of Colombo Bank (“Colombo”).  Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, holders of shares of Colombo common stock received 0.002217 shares of the Company’s common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares at a rate equal to $19.614 per share of FVCB common stock. Holders of an aggregate of 35,002 shares of Colombo common stock who individually owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, made a timely election to receive only cash in an amount equal to $0.096649 per share of Colombo common stock.  As a result of the merger, 763,051 shares of common stock were issued in exchange for outstanding shares of Colombo common stock.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, loan swap fees, insurance commission income, income from bank owned life insurance, or BOLI, and gains and losses on sales of investment securities available-for-sale.

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

Allowance for Loan Losses - Acquired Loans

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

Acquired loans accounted for under ASC 310-20

Subsequent to the acquisition date, we establish an allowance for loan losses through a provision for loan losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that may warrant recognition in determining our allowance for loan losses.

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At March 31, 2019, we had a specific reserve for impairment of acquired loans within our allowance for loan losses totaling $22 thousand for one credit that had further deteriorated post acquisition.

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

Financial Overview

For the three months ended March 31, 2019, we experienced strong loan growth as we continue to expand our market area through organic growth and continued leveraging of our recent acquisition of Colombo, as well as capitalizing on market disruption as a result of recent merger activity.

•                  Total assets increased to $1.42 billion compared to $1.08 million as of March 31, 2019 and 2018, respectively, an increase of $341.1 million, or 31.6%.

•                  Total loans, net of deferred fees, increased $257.7 million, or 28.0%, from March 31, 2018 to March 31, 2019. Asset quality remains strong with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.27% at March 31, 2019, compared to 0.09% at March 31, 2018.

•                  Total deposits increased $274.0 million, or 29.2%, from March 31, 2018 to March 31, 2019.

•                  Tangible book value per share at March 31, 2019 was $11.32, an increase from $10.93 at December 31, 2018 and $9.16 at March 31, 2018.

•                  Net income was $3.9 million for the three months ended March 31, 2019 compared to $3.0 million for the same period of 2018.

Results of Operations—Three Months Ended March 31, 2019 and 2018

Overview

We recorded net income of $3.9 million, or $0.27 per diluted common share, for the three months ended March 31, 2019, compared to net income of $3.0 million, or $0.25 per diluted common share for the three months ended March 31, 2018. Our results for the three months ended March 31, 2019 were impacted by merger-related expenses totaling $67 thousand relating to our acquisition of Colombo. Excluding these merger-related expenses, we would have recorded net income of $4.0 million, or $0.27 per diluted common share for the quarter ended March 31, 2019. Net interest income increased $3.0 million to $11.8 million for the three months ended March 31, 2019, compared to $8.8 million for the three months ended March 31, 2018, a result of an increase in interest-earning assets through organic growth and acquisition. Provision for loan losses was $515 thousand for the three months ended March 31, 2019, compared to $358 thousand for the same period of 2018. Noninterest income increased $353 thousand to $738 thousand for the three months ended March 31, 2019 as compared to $385 thousand for 2018, primarily a result of an increase in loan swap fees during the first quarter of 2019. Noninterest expense was $6.9 million for the three months ended March 31, 2019 compared to $5.3 million for the same three month period of 2018, primarily due to an increase in salaries and benefits expense for additions to business development and back office staffing as a result of our acquisition of Colombo in addition to increases in occupancy and data processing expenses all a result of our acquisition of Colombo.

The annualized return on average assets for the three months ended March 31, 2019 and 2018 was 1.16% and 1.13%, respectively. The annualized return on average equity for the three months ended March 31, 2019 and 2018 was 9.74% and 12.03%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the three months ended March 31, 2019 was 1.17% and 9.86%, respectively. For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands, except per share data)

	2019	2018
Net income (as reported)	$3,926	$2,997
Add: merger and acquisition expense	67	—
Subtract: provision for income taxes associated with merger and acquisition expense	(15)	—
Net income, excluding merger and acquisition expense, net of tax (non-GAAP)	$3,978	$2,997

Earnings per share - basic (excluding merger and acquisition expense)	$0.29	$0.27

Earnings per share - diluted (excluding merger and acquisition expense)	$0.27	0.25

Return on average assets (non-GAAP net income)	1.17%	1.13%
Return on average equity (non-GAAP net income)	9.86%	12.03%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2019 and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$679,268	$8,009	4.72%	$538,334	$6,234	4.63%
Commercial and industrial	134,803	2,234	6.63%	94,596	1,222	5.17%
Commercial construction	158,880	2,275	5.73%	122,182	1,482	4.85%
Consumer residential	133,939	1,760	5.26%	108,815	1,172	4.31%
Consumer nonresidential	31,058	589	7.58%	29,789	463	6.22%
Total loans (1)	1,137,948	14,867	5.23%	893,716	10,573	4.73%

Investment securities (2)	138,947	910	2.62%	119,173	676	2.27%
Restricted stock	5,162	68	5.23%	3,687	53	5.75%
Deposits at other financial institutions and federal funds sold	25,221	121	1.95%	16,851	45	1.09%

Total interest-earning assets and interest income	1,307,278	15,966	4.89%	1,033,427	11,347	4.39%

Noninterest-earning assets:
Cash and due from banks	5,807			2,532
Premises and equipment, net	2,294			1,229
Accrued interest and other assets	48,489			27,102
Allowance for loan losses	(9,054)			(7,827)
Total assets	$1,354,814			$1,056,463

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$296,010	$938	1.27%	$187,251	$404	0.87%
Savings and money markets	235,926	863	1.46%	188,911	447	0.96%
Time deposits	307,780	1,486	1.93%	263,736	909	1.40%
Wholesale deposits	74,781	453	2.42%	107,265	388	1.47%
Total interest - bearing deposits	914,497	3,740	1.66%	747,163	2,148	1.17%

Other borrowed funds	33,716	456	5.49%	32,661	430	5.34%

Total interest-bearing liabilities and interest expense	948,213	4,196	1.79%	779,824	2,578	1.34%

Noninterest-bearing liabilities:
Demand deposits	234,149			174,462
Other liabilities	11,170			2,519
Common stockholders’ equity	161,282			99,658
Total liabilities and stockholders’ equity	$1,354,814			$1,056,463

Net interest income and net interest margin (2)		$11,770	3.65%		$8,769	3.39%

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $212 thousand and $154 thousand for the three months ended March 31, 2019 and 2018, respectively.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 23% for 2019 and 21% for 2018.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2019.

Rate and Volume Analysis

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019 Compared to 2018
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,632	$143	$1,775
Commercial and industrial	519	493	1,012
Commercial construction	445	348	793
Consumer residential	271	317	588
Consumer nonresidential	21	105	126
Total loans (1)	2,888	1,406	4,294

Investment securities (2)	112	122	234
Restricted stock	22	(7)	15
Deposits at other financial institutions and federal funds sold	21	55	76

Total interest income	3,043	1,576	4,619

Interest expense:

Interest - bearing deposits:
Interest checking	235	299	534
Savings and money markets	117	299	416
Time deposits	167	410	577
Wholesale deposits	(122)	187	65
Total interest - bearing deposits	397	1,195	1,592

Other borrowed funds	14	12	26
Total interest expense	411	1,207	1,618

Net interest income (2)	$2,632	$369	$3,001

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 23% for 2019.

Net interest income for the three months ended March 31, 2019 was $16.0 million, compared to $11.3 million for the three months ended March 31, 2018, an increase of $4.6 million, or 40.7%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets during 2019 compared to 2018 in addition to the earnings assets acquired from Colombo. The yield on interest-earning assets increased 50 basis points to 4.89% for the three months ended March 31, 2019, compared to 4.39% for the same period of 2018. Offsetting this increase in yield was a 45 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates of interest-bearing deposits.

Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2019 and 2018 was 3.65% and 3.39%, respectively. The increase in our net interest margin was primarily a result of an increase in volume of our interest-earning assets during 2019 as compared to 2018. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources. The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
GAAP Financial Measurements:
Interest income:
Loans	$14,867	$10,573
Deposits at other financial institutions and federal funds sold	121	45
Investment securities available-for-sale	891	657
Investment securities held-to-maturity	13	13
Restricted stock	68	53
Total interest income	15,960	11,341
Interest expense:
Interest-bearing deposits	3,740	2,148
Other borrowed funds	456	430
Total interest expense	4,196	2,578
Net interest income	$11,764	$8,763
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	6	6
Total tax benefit on tax-exempt interest income	$6	$6
Tax equivalent net interest income	$11,770	$8,769

Average interest-earning assets increased by 26.5% to $1.31 billion for the three months ended March 31, 2019 compared to $1.03 billion for the three months ended March 31, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $4.6 million, to $16.0 million for the three months ended March 31, 2019, compared to $11.3 million for the three months ended March 31, 2018. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $244.2 million, which contributed to an additional $2.9 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $1.4 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

Total average interest-bearing deposits increased $167.3 million to $914.5 million for the three months ended March 31, 2019 compared to $747.2 million for the three months ended March 31, 2018. Average noninterest-bearing deposits increased $59.7 million to $234.1 million for the three months ended March 31, 2019 compared to $174.5 million for the same period in 2018. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $108.8 million compared to 2018. Average wholesale deposits decreased $32.5 million to $74.8 million for the first quarter of 2019 compared to $107.3 million for the first quarter of 2018. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate over the past 12 months, have contributed to the increase in our cost of interest-bearing deposits to 1.66% for the three months ended March 31, 2019, from 1.17% for the same period in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 15 basis points to 5.49% for the three months ended March 31, 2019, from 5.34% for the same period in 2018.

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

We recorded a provision for loan losses of $515 thousand for the three months ended March 31, 2019 compared to a provision for loan losses of $358 thousand for the same period of 2018, which reflects our increase in loan origination volume while maintaining a continued low level of problem loans. The allowance for loan losses at March 31, 2019 was $9.5 million compared to $9.2 million at December 31, 2018. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for each of March 31, 2019 and December 31, 2018 was 0.81%, reflecting our continued sound credit quality and stable economic environment.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our BOLI policies, and gains on sales of investment securities available-for-sale, and continues to supplement our operating results. During 2018, we have added fee income from loan swap activity which is increasing our level of noninterest income.  Noninterest income for the three months ended March 31, 2019 and 2018 was $738 thousand and $385 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $633 thousand for the three months ended March 31, 2019, an increase of 130.2%, as compared to the same quarter of 2018, a result of fee income on loan swaps recorded during the first quarter of 2019 in addition to an increase in customer relationships over the past year.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $6.9 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively.

Salaries and benefits expense increased $753 thousand to $3.9 million for the three months ended March 31, 2019 compared to $3.2 million for the same period in 2018. The increase in salaries and benefits expense is primarily related to increases in our business development and back office personnel to support our growth plans and staffing we retained from our acquisition of Colombo. Occupancy and equipment expense increased $256 thousand for the three months ended March 31, 2019 as compared to the same period of 2018 as a result of the increase in locations following the completion of our acquisition of Colombo.  Merger and acquisition expenses of $67 thousand are included in the three months ended March 31, 2019 compared to no merger related expenses for the comparable 2018 reporting period.  All other increases in noninterest expense for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018 are primarily related to the supporting the larger organization post Colombo acquisition and bank growth.

Income Taxes

We recorded a provision for income tax expense of $1.2 million for the three months ended March 31, 2019, compared to $533 thousand for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was 22.8%, compared to 15.1% for the same period of 2018. Our effective tax for the three months ended March 31, 2019 is greater than the federal statutory rate as a result of state apportionment taxes for our operations in Maryland and Washington, D.C. Our effective tax rate for the three months ended March 31, 2018 was less than the statutory rate because of discrete tax benefits recorded as a result of certain exercises in nonqualified stock options during 2018.

Discussion and Analysis of Financial Condition

Overview

At March 31, 2019, total assets were $1.42 billion, an increase of 5.0%, or $68.2 million, from $1.35 billion at December 31, 2018. Total loans receivable, net of deferred fees and costs, increased 3.7%, or $42.2 million, to $1.18 billion at March 31, 2019, from $1.14 billion at December 31, 2018. Total investment securities increased $14.2 million, or 11.3%, to $139.5 million at March 31, 2019, from $125.3 million at December 31, 2018. Total deposits increased 4.3%, or $50.3 million, to $1.21 billion at March 31, 2019, from $1.16 billion at December 31, 2018. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At March 31, 2019 and December 31, 2018, we had no federal funds sold or FHLB advances outstanding.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.18 billion at March 31, 2019, an increase of $42.2 million, or 3.7%, compared to $1.14 billion at December 31, 2018. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios.

The following table presents the composition of our loans receivable portfolio at March 31, 2019 and at December 31, 2018.

Loans Receivable

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,	December 31,
	2019	2018

Commercial real estate	$694,954	$683,602
Commercial and industrial	138,101	137,328
Commercial construction	188,706	153,339
Consumer residential	131,822	131,431
Consumer nonresidential	26,935	32,308

Gross loans	1,180,518	1,138,008

Less:
Allowance for loan losses	9,512	9,159
Unearned income and (unamortized premiums)	1,577	1,265

Loans receivable, net	$1,169,429	$1,127,584

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at March 31, 2019 were $7.7 million compared to $7.4 million at December 31, 2018. Our ratio of nonperforming assets to total assets was 0.54% at March 31, 2019 compared to 0.55% at December 31, 2018. Nonperforming loans increased $580 thousand and are primarily commercial real estate loans, one of which is an acquired loan that has a specific reserve of $22 thousand at March 31, 2019, Loans contractually past-due 90 days or more at March 31, 2019 consist of two loans which have matured and are awaiting final payment and are well-collateralized. Troubled debt restructurings, or TDRs, as of March 31, 2019 were $4.1 million and as of December 31, 2018 were $203 thousand. The increase in TDRs was a result of one loan which was restructured during the first quarter of 2019 because of a specific borrower issue for which a specific reserve was not required. We recorded annualized net charge-offs to average loans receivable of 0.06% for the three months ended March 31, 2019 and annualized net recoveries to average loans receivable of (0.01%) for the three months ended March 31, 2018. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$2,899	$2,180

Loans contractually past-due 90 days or more	892	1,031

Total nonperforming loans (NPLs)	$3,791	$3,211

Other real estate owned (OREO)	3,866	4,224

Total nonperforming assets (NPAs)	$7,657	$7,435
Performing troubled debt restructurings (TDRs)	$4,092	$203

NPLs/Total Assets	0.27%	0.24%
NPAs/Total Assets	0.54%	0.55%
NPAs and TDRs/Total Assets	0.83%	0.57%
Allowance for loan losses/NPLs	250.91%	285.24%

Nonperforming Loans by Type

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
Commercial real estate	$654	$56
Commercial and industrial	2,058	2,800
Commercial construction	812	—
Consumer residential	267	355
Consumer nonresidential	—	—
	$3,791	$3,211

In addition to the assets reflected in the above tables, at March 31, 2019 and December 31, 2018, we had $7.1 million and $12.2 million, respectively, of loans past due 30-89 days, respectively.

At March 31, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2018, we had one potential problem loan with a balance totaling $123 thousand. We have taken a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

At March 31, 2019, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At March 31, 2019, our commercial real estate portfolio (including construction lending) portfolio was 74.8% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Beginning balance	$9,159	$7,725

Provision for loan losses	515	358

Loans charged off:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Consumer residential	—	—
Consumer nonresidential	(162)	—
Total loans charged off	(162)	—

Recoveries:
Commercial real estate	—	—
Commercial and industrial	—	19
Commercial construction	—	—
Consumer residential	—	—
Consumer nonresidential	—	—
Total recoveries	—	19

Net (charge offs) recoveries	(162)	19

Ending balance	$9,512	$8,102

	Three Months Ended March 31,
	2019	2018
Loans, net of deferred fees:
Balance at period end	$1,178,941	$921,231
Allowance for loan losses to loans receivable, net of fees	0.81%	0.88%
Net charge-offs (recoveries) to average loans receivable, annualized	0.06%	(0.01)%

Allocation of the Allowance for Loan Losses

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,		December 31,
	2019		2018
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$5,812	58.87%	$5,548	60.07%
Commercial and industrial	1,480	11.70%	1,474	12.07%
Commercial construction	1,491	15.99%	1,285	13.47%
Consumer residential	495	11.17%	518	11.55%
Consumer nonresidential	234	2.27%	334	2.84%

Total allowance for loan losses	$9,512	100.00%	$9,159	100.00%

* Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of March 31, 2019 and December 31, 2018 totaled $1.8 million, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $137.7 million at March 31, 2019, an increase of $14.2 million or 11.5%, from $123.5 million at December 31, 2018. We purchased $16.5 million in available-for-sale investment securities during the three months ended March 31, 2019 to help enhance our net interest margin by investing in higher yielding earning assets and reinvesting $4.0 million in cash flows provided by mortgage-backed securities redemptions.

As of March 31, 2019 and December 31, 2018, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $0 and $8.1 million at March 31, 2019 and December 31, 2018, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At March 31, 2019 and  December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of March 31, 2019 and December 31, 2018.

We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At March 31, 2019, we owned $1.2 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2018, we owned $1.1 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at March 31, 2019 and December 31, 2018.

Investment Securities

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,		December 31,
	2019		2018
	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.19%	$264	0.21%
Securities of U.S. government and federal agencies	1,497	1.06%	1,497	1.16%
Total held-to-maturity securities	$1,761	1.25%	$1,761	1.37%

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	0.71%	$1,000	0.78%
Securities of state and local municipalities	6,011	4.27%	6,056	4.72%
Corporate bonds and securities	5,000	3.55%	5,000	3.89%
Mortgage-backed securities	126,853	90.05%	114,379	89.05%
Certificates of deposit	245	0.17%	245	0.19%
Total available-for-sale securities	$139,109	98.75%	$126,680	98.63%

Total investment securities	$140,870	100.00%	$128,441	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at March 31, 2019 and December 31, 2018.

Investment Securities by Stated Maturity

At March 31, 2019

(Dollars in thousands)

	At March 31, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	1,497	3.01%	—	—	1,497	3.01%
Total held-to-maturity securities	$—	—	$—	—	$1,761	2.91%	$—	—	$1,761	2.91%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	500	1.95%	—	—	2,414	2.28%	3,097	2.72%	6,011	2.48%
Corporate bonds	—	—	—	—	5,000	5.08%	—	—	5,000	5.08%
Mortgaged-backed securities	—	—	—	—	12,584	2.16%	114,269	2.62%	126,853	2.56%
Certificates of deposit	245	2.10%	—	—	—	—	—	—	245	2.10%
Total available-for-sale securities	$745	2.00%	$—	—	$20,998	2.87%	$117,366	2.62%	$139,109	2.65%

Total investment securities	$745	2.00%	$—	—	$22,759	2.87%	$117,366	2.62%	$140,870	2.65%

Deposits and Other Borrowed Funds

Total deposits were $1.21 billion at March 31, 2019, an increase of $50.3 million, or 4.3%, from $1.16 billion at December 31, 2018. Noninterest-bearing deposits totaled $253.7 million at March 31, 2019, comprising 20.9% of total deposits and increased $20.4 million, or 8.7%, compared to December 31, 2018. At March 31, 2019, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 10.8% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at March 31, 2019 and December 31, 2018.

Deposit Composition

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,		December 31,
	2019		2018
	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$253,723	—	$233,318	—
Interest bearing - checking, savings and money market	581,102	1.32%	583,736	1.21%
Time deposits $100,000 or more	196,132	2.06%	214,832	1.92%
Other time deposits	181,738	2.02%	130,554	1.64%
	$1,212,695		$1,162,440

The remaining maturity of time deposits at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Three months or less	$86,910	$84,621
Over three months through six months	66,980	64,177
Over six months through twelve months	131,790	96,778
Over twelve months	92,190	99,810
	$377,870	$345,386

Wholesale deposits increased to $115.4 million at March 31, 2019 from $84.4 million at December 31, 2018. In addition, we are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2019 and December 31, 2018, we had $73.8 million and $88.7 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity as of March 31, 2019 and December 31, 2018.

Certificates of Deposit Over $100,000 and Greater

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
Three months or less	$17,951	$47,326
Over three months through six months	44,207	16,897
Over six months through twelve months	67,487	78,101
Over twelve months	66,487	72,508
	$196,132	$214,832

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $24.4 million at each of March 31, 2019 and December 31, 2018 and consisted solely of subordinated notes for each period.

The following table reflects the short-term borrowings and other borrowed funds outstanding at March 31, 2019 and December 31, 2018.

Short-Term Borrowings and Other Borrowings

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

	March 31,		December 31,
	2019		2018
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other borrowed funds:
Subordinated Debt	24,427	6.00%	24,407	6.00%
Total other borrowed funds and eighted average rate	$24,427	6.00%	$24,407	6.00%

Total borrowed funds and weighted average rate	$24,427	6.00%	$24,407	6.00%

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) a common equity Tier 1, or CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. Recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. In November 2018, the federal banking agencies proposed a Community Bank Leverage Ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate. Even if the Company and Bank qualify for use of the Community Bank Leverage Ratio, there can be no assurance that satisfaction of the Community Bank Leverage Ratio will provide adequate capital for their operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

Shareholders’ equity at March 31, 2019 was $164.0 million, an increase of $5.7 million, compared to $158.3 million at December 31, 2018. The increase in shareholders’ equity was primarily attributable the recognition of net income of $3.9 million through March 31, 2019. Common stock issued as a result of option exercises increased shareholders’ equity by $272,000 for the three months ended March 31, 2019. Accumulated other comprehensive loss decreased $1.4 million during 2019, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for March 31, 2019 and December 31, 2018 was 11.6% and 11.7%, respectively. Tangible book value per share at March 31, 2019 and December 31, 2018 was $11.32 and $10.93, respectively. Total risk-based capital to risk-weighted assets for the Bank was 13.48% at March 31, 2019 compared to 14.02% at December 31, 2018. Accordingly, we were considered “well capitalized” for regulatory purposes at March 31, 2019 and December 31, 2018.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, and (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “1934 Act”), is not currently subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below. The Company understands that the Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the 1934 Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables shows the minimum capital requirement and our capital position at March 31, 2019 and December 31, 2018 for the Bank.

Capital Components

At March 31, 2019 and December 31, 2018

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes (1)			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At March 31, 2019
Total risk-based capital	$177,803	13.48%	$138,518	>	10.50%	$131,922	>	10.00%
Tier I risk-based capital	168,279	12.76%	112,134	>	8.50%	105,538	>	8.00%
Common equity tier I capital	168,279	12.76%	92,345	>	7.00%	85,749	>	6.50%
Leverage capital ratio	168,279	12.56%	87,885	>	6.50%	67,604	>	5.00%

At December 31, 2018
Total risk-based capital	$172,975	14.02%	$121,861	>	9.875%	$123,404	>	10.00%
Tier I risk-based capital	163,804	13.27%	97,180	>	7.875%	98,723	>	8.00%
Common equity tier I capital	163,804	13.27%	78,670	>	6.375%	80,213	>	6.50%
Leverage capital ratio	163,804	12.41%	52,771	>	4.000%	65,971	>	5.00%

(1) Except with regard to the Bank’s Tier 1 to average assets ratio, the minimum capital requirement for capital adequacy purposes includes the phased-in portion of the BASEL III Capital Rules conservation buffer.

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $181.5 million at March 31, 2019, or 12.8% of total assets. We held investments that are classified as held-to-maturity in the amount of $1.8 million at March 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at March 31, 2019 was approximately $178.1 million. Borrowing capacity with the FRB was approximately $61.3 million at March 31, 2019. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $137.7 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $169.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at March 31, 2019. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

With the exception of these off-balance sheet arrangements, we do not have any off-balance sheet arangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, changes in financial condition, revenue, expenses, capital expenditures, or capital resources, that is material to the business of the Company.

At March 31, 2019 and December 31, 2018, unused commitments to fund loans and lines of credit totaled $246.5 million and $216.0 million, respectively. Commercial and standby letters of credit totaled $10.1 million and $9.4 million at March 31, 2019 and December 31, 2018, respectively.

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

At March 31, 2019, our asset/liability position was asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 1.8% in an up 100 basis point scenario and would increase by 1.5% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 4.1% in an up 100 basis point scenario and would increase by 6.8% in an up 400 basis point scenario. At March 31, 2019 and December 31, 2018, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2019 and December 31, 2018 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
March 31, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	1.49%	+400	2.74%
+300	1.68%	+300	2.25%
+200	1.90%	+200	1.77%
+100	1.84%	+100	1.03%
0	—	0	—
–100	0.65%	–100	–1.13%
–200	–2.48%	–200	–4.80%

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

The interest rate risk to capital at March 31, 2019 and December 31, 2018 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At March 31, 2019 and December 31, 2018, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
March 31, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	–18.88%	+400	–16.16%
+300	–13.76%	+300	–11.98%
+200	–8.22%	+200	–7.37%
+100	–3.25%	+100	–3.33%
0	—	0	—
–100	3.87%	–100	2.39%
–200	4.94%	–200	2.75%

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

Item 1A.  Risk Factors

There have been no material changes as of March 31, 2019 in the risk factors from those disclosed in our Annual Report on Form 10-K for the Period Ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  During the three months ended March 31, 2019, we did not purchase shares of our common stock.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 14, 2019	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)