Form 10-Q
period 2019-06-30
FVCBankcorp, Inc.
filed 2019-08-14
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,862,864 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2019

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(In thousands, except share data)

	June 30,	December 31,
	2019	2018 *
	(Unaudited)
Assets

Cash and due from banks	$15,201	$9,435
Interest-bearing deposits at other financial institutions	29,149	34,060
Securities held-to-maturity (fair value of $1.8 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively)	1,761	1,761
Securities available-for-sale, at fair value	134,471	123,537
Restricted stock, at cost	5,379	5,299
Loans, net of allowance for loan losses of $10.0 million and $9.2 million at June 30, 2019 and December 31, 2018, respectively	1,224,376	1,127,584
Premises and equipment, net	2,049	2,271
Accrued interest receivable	4,653	4,050
Prepaid expenses	1,548	892
Deferred tax assets, net	7,857	8,591
Goodwill and intangibles, net	8,223	8,443
Bank owned life insurance (BOLI)	26,621	16,406
Other real estate owned (OREO)	3,866	4,224
Operating lease right-of-use assets	11,843	—
Other assets	7,603	5,023

Total assets	$1,484,600	$1,351,576

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$270,711	$233,318
Interest-bearing checking, savings and money market	606,716	583,736
Time deposits	391,947	345,386

Total deposits	$1,269,374	$1,162,440

Subordinated notes, net of issuance costs	$24,447	$24,407
Accrued interest payable	809	811
Operating lease liabilities	12,177	—
Accrued expenses and other liabilities	7,630	5,582

Total liabilities	$1,314,437	$1,193,240

Commitments and Contingent Liabilities

Stockholders’ Equity

	2019	2018
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—

Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,839,772	13,712,615	138	137
Additional paid-in capital			$125,021	$123,882
Retained earnings			44,653	36,728
Accumulated other comprehensive income (loss), net			351	(2,411)
Total stockholders’ equity			$170,163	$158,336

Total liabilities and stockholders’ equity			$1,484,600	$1,351,576

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and six months ended June 30, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$15,819	$11,292	$30,686	$21,865
Interest and dividends on securities held-to-maturity	13	13	26	26
Interest and dividends on securities available-for-sale	886	673	1,777	1,330
Dividends on restricted stock	79	60	146	113
Interest on deposits at other financial institutions	193	32	315	77
Total interest and dividend income	$16,990	$12,070	$32,950	$23,411

Interest Expense
Interest on deposits	$4,192	$2,286	$7,932	$4,434
Interest on federal funds purchased	32	1	93	1
Interest on short-term debt	—	32	—	67
Interest on subordinated notes	395	395	790	790
Total interest expense	$4,619	$2,714	$8,815	$5,292

Net Interest Income	$12,371	$9,356	$24,135	$18,119

Provision for loan losses	505	281	1,020	639
Net interest income after provision for loan losses	$11,866	$9,075	$23,115	$17,480

Noninterest Income
Service charges on deposit accounts	$229	$152	$411	$293
BOLI income	110	108	215	219
Other fee income	200	103	651	236
Total noninterest income	$539	$363	$1,277	$748

Noninterest Expenses
Salaries and employee benefits	$4,245	$3,324	$8,183	$6,509
Occupancy and equipment expense	873	580	1,700	1,152
Data processing and network administration	343	285	782	565
State franchise taxes	426	296	848	592
Audit, legal and consulting fees	274	132	404	288
Merger and acquisition expense	16	397	83	397
Loan related expenses	99	61	168	118
FDIC insurance	111	117	222	225
Marketing, business development and advertising	131	94	289	180
Director fees	122	122	243	233
Postage, courier and telephone	41	48	94	100
Internet banking	101	75	208	142
Core deposit intangible amortization	97	5	198	10
Other operating expenses	397	286	758	571
Total noninterest expenses	$7,276	$5,822	$14,180	$11,082

Net income before income tax expense	$5,129	$3,616	$10,212	$7,146

Income tax expense	1,044	539	2,201	1,072

Net income	$4,085	$3,077	$8,011	$6,074

Earnings per share, basic	$0.30	$0.28	$0.58	$0.55

Earnings per share, diluted	$0.28	$0.26	$0.54	$0.50

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Net income	$4,085	$3,077	$8,011	$6,074
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $367 and $734 for the three and six months June 30, 2019, respectively, net of tax benefit of $105 and $477 for the three and six months ended June 30, 2018, respectively.	1,382	(397)	2,762	(1,796)
Total other comprehensive income (loss)	$1,382	$(397)	$2,762	$(1,796)
Total comprehensive income	$5,467	$2,680	$10,773	$4,278

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	2019	2018
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,011	$6,074
Depreciation	321	224
Provision for loan losses	1,020	639
Net amortization of premium of securities	178	281
Net amortization of deferred loan costs and purchase premiums	293	657
Net accretion of acquisition accounting adjustments	310	—
Amortization of subordinated debt issuance costs	40	40
Stock-based compensation expense	272	350
BOLI income	(215)	(219)
Core deposits intangible amortization	198	10
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(3,415)	(3,014)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	1,892	(230)
Net cash provided by operating activities	$8,905	$4,812

Cash Flows From Investing Activities
Decrease (increase) in interest-bearing deposits at other financial institutions	$4,911	$(15,595)
Purchases of securities available-for-sale	(16,535)	(11,815)
Proceeds from redemptions of securities available-for-sale	8,919	8,130
Net purchase of restricted stock	(80)	(362)
Net increase in loans	(98,573)	(67,687)
Proceeds from sale of OREO	358	—
Purchases of BOLI	(10,000)	—
Purchases of premises and equipment, net	(99)	(389)
Net cash used in investing activities	$(111,099)	$(87,718)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$50,358	$126,572
Net increase (decrease) in time deposits	56,734	(45,839)
Common stock issuance	868	1,055
Net cash provided by financing activities	$107,960	$81,788

Net increase (decrease) in cash and cash equivalents	$5,766	$(1,118)

Cash and cash equivalents, beginning of year	9,435	7,428

Cash and cash equivalents, end of year	$15,201	$6,310

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	6,074	—	6,074
Other comprehensive loss	—	—	—	—	(1,796)	(1,796)
Common stock issuance for options exercised	207	2	1,053	—	—	1,055
Stock-based compensation expense	—	—	350	—	—	350
Balance at June 30, 2018	11,076	$111	$75,411	$31,933	$(3,489)	$103,966

Balance at April 1, 2018	10,981	$110	$74,778	$28,856	$(3,092)	$100,652
Net income	—	—	—	3,077	—	3,077
Other comprehensive loss	—	—	—	—	(397)	(397)
Common stock issuance for options exercised	95	1	455	—	—	456
Stock-based compensation expense	—	—	178	—	—	178
Balance at June 30, 2018	11,076	$111	$75,411	$31,933	$(3,489)	$103,966

Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	8,011	—	8,011
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	2,762	2,762
Common stock issuance for options exercised	127	1	867	—	—	868
Stock-based compensation expense	—	—	272	—	—	272
Balance at June 30, 2019	13,840	$138	$125,021	$44,653	$351	$170,163

Balance at April 1, 2019	13,755	$138	$124,318	$40,568	$(1,031)	$163,993
Net income	—	—	—	4,085	—	4,085
Other comprehensive income	—	—	—	—	1,382	1,382
Common stock issuance for options exercised	85	—	596	—	—	596
Stock-based compensation expense	—	—	107	—	—	107
Balance at June 30, 2019	13,840	$138	$125,021	$44,653	$351	$170,163

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies included in the FASB’s Exposure Draft.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 2.                                 Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2019 and December 31, 2018, are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$5	$—	$269
Securities of U.S. government and federal agencies	1,497	3	—	1,500
Total Held-to-maturity Securities	$1,761	$8	$—	$1,769

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(6)	$994
Securities of state and local municipalities tax exempt	3,671	62	—	3,733
Securities of state and local municipalities taxable	2,309	1	(28)	2,282
Corporate bonds	5,000	60	(89)	4,971
Certificates of deposit	245	—	—	245
SBA pass-through securities	179	—	(4)	175
Mortgage-backed securities	94,362	851	(501)	94,712
Collateralized mortgage obligations	27,354	271	(266)	27,359
Total Available-for-sale Securities	$134,120	$1,245	$(894)	$134,471

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Securities of U.S. government and federal agencies	1,497	—	(20)	1,477
Total Held-to-maturity Securities	$1,761	$—	$(26)	$1,735

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(44)	$956
Securities of state and local municipalities tax exempt	3,678	—	(39)	3,639
Securities of state and local municipalities taxable	2,378	—	(70)	2,308
Corporate bonds	5,000	92	(79)	5,013
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(5)	195
Mortgage-backed securities	90,234	94	(2,291)	88,037
Collateralized mortgage obligations	23,945	10	(810)	23,145
Total Available-for-sale Securities	$126,680	$196	$(3,339)	$123,537

The Company had no securities pledged with the Federal Reserve Bank at June 30, 2019 and December 31, 2018, respectively.  Securities of $4.5 million were pledged with the Treasury Board of Virginia at the Community Bankers’ Bank at June 30, 2019.  There was $8.1 million in such securities pledged as of December 31, 2018.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the

Notes to Unaudited Consolidated Financial Statements

(Continued)

past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$994	$(6)	$994	$(6)
Securities of state and local municipalities taxable	—	—	1,531	(28)	1,531	(28)
Corporate bonds	—	—	911	(89)	911	(89)
SBA pass-through securities	—	—	175	(4)	175	(4)
Mortgage-backed securities	—	—	52,081	(501)	52,081	(501)
Collateralized mortgage obligations	—	—	14,155	(266)	14,155	(266)
Total	$—	$—	$69,847	$(894)	$69,847	$(894)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$2,433	$(64)	$2,433	$(64)
Securities of state and local municipalities tax exempt	263	(1)	3,634	(44)	3,897	(45)
Securities of state and local municipalities taxable	757	(1)	1,551	(69)	2,308	(70)
Corporate bonds	988	(12)	933	(67)	1,921	(79)
Certificates of deposit	—	—	244	(1)	244	(1)
SBA pass-through securities	—	—	195	(5)	195	(5)
Mortgage-backed securities	12,743	(59)	60,656	(2,232)	73,399	(2,291)
Collateralized mortgage obligations	—	—	16,790	(810)	16,790	(810)
Total	$14,751	$(73)	$86,436	$(3,292)	$101,187	$(3,365)

Notes to Unaudited Consolidated Financial Statements

(Continued)

Securities of U.S. government and federal agencies: The unrealized loss on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Securities of state and local municipalities: The unrealized losses on the Company’s investment in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Five of the nine investments carry an S&P investment grade rating of AA+ or above, one has a rating of AA-, one has an AA rating, while the remaining two do not carry a rating.

Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of A-. The remaining four investments do not carry a rating.

SBA pass-through securities: The unrealized loss on the Company’s single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on those investments is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider that investments to be other-than-temporarily impaired at June 30, 2019.

Mortgage-backed securities: The unrealized losses on the Company’s investment in forty-two mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with twenty-four CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

The amortized cost and fair value of securities as of June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements

(Continued)

	June 30, 2019
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Less than 1 year	$—	$—	$745	$745
After 5 years through 10 years	1,761	1,769	21,035	21,054
After 10 years	—	—	112,340	112,672
Total	$1,761	$1,769	$134,120	$134,471

For the six months ended June 30, 2019 and June 30, 2018, proceeds from maturities, calls and principal repayments of securities were $8.9 million and $8.1 million, respectively. During the six months ended June 30, 2019 and June 30, 2018, there were no proceeds from sales of securities available-for-sale, no gross realized gains, and no realized losses.

Note 3.                                 Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	June 30, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$679,017	$56,004	$735,021	$616,614	$66,988	$683,602
Commercial and industrial	126,766	7,952	134,718	128,909	8,419	137,328
Commercial construction	210,538	7,644	218,182	141,694	11,645	153,339
Consumer residential	85,922	38,206	124,128	87,609	43,822	131,431
Consumer nonresidential	24,139	110	24,249	32,184	124	32,308
	$1,126,382	$109,916	$1,236,298	$1,007,010	$130,998	$1,138,008
Less:
Allowance for loan losses	9,996	—	9,996	9,159	—	9,159
Unearned income and (unamortized premiums), net	1,926	—	1,926	1,265	—	1,265
Loans, net	$1,114,460	$109,916	$1,224,376	$996,586	$130,998	$1,127,584

During 2018, as a result of the Company’s acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	June 30, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,579
Carrying amount	1,846

Other acquired loans
Outstanding principal balance	109,511
Carrying amount	108,070

Total acquired loans
Outstanding principal balance	112,090
Carrying amount	109,916

(In thousands)	December 31, 2018
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,533
Carrying amount	1,401

Other acquired loans
Outstanding principal balance	131,286
Carrying amount	129,597

Total acquired loans
Outstanding principal balance	133,819
Carrying amount	130,998

The following table presents changes during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2019	$357
Accretion	(51)
Balance at June 30, 2019	$306

(In thousands)
Balance at January 1, 2018	$—
Accretable yield at acquisition date	379
Accretion	(22)
Balance at December 31, 2018	$357

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018, and for the year ended December 31, 2018, follows:

Allowance for Loan Losses

For the three months ended June 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$5,812	$1,480	$1,491	$495	$234	$9,512
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	—	—	—	—	—	—
Provision	177	(69)	397	(1)	1	505
Ending Balance	$5,989	$1,411	$1,888	$494	$214	$9,996

Allowance for Loan Losses

For the six months ended June 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	—	—	—	—	(183)	(183)
Recoveries	—	—	—	—	—	—
Provision	441	(63)	603	(24)	63	1,020
Ending Balance	$5,989	$1,411	$1,888	$494	$214	$9,996

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

For the three months ended June 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance, April 1	$5,140	$821	$1,249	$630	$230	$32	$8,102
Charge-offs	—	(86)	—	—	(11)	—	(97)
Recoveries	—	12	—	—	—	—	12
Provision	135	122	57	(26)	(11)	4	281
Ending Balance	$5,275	$869	$1,306	$604	$208	$36	$8,298

Allowance for Loan Losses

For the six months ended June 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	—	(11)	—	(97)
Recoveries	—	31	—	—	—	—	31
Provision	443	156	115	(22)	(49)	(4)	639
Ending Balance	$5,275	$869	$1,306	$604	$208	$36	$8,298

Allowance for Loan Losses

For the year ended December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	(187)	(292)	—	(565)
Recoveries	—	26	—	1	52	—	79
Provision	716	766	94	78	306	(40)	1,920
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of June 30, 2019 and 2018, and at December 31, 2018, by portfolio segment:

Allowance for Loan Losses

At June 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$26	$343	$—	$29	$—	$398
Purchase credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	5,963	1,068	1,888	465	214	9,598
	$5,989	$1,411	$1,888	$494	$214	$9,996

Loans Receivable

At June 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,493	$2,905	$—	$169	$—	$8,567
Purchase credit impaired	1,019	461	—	366	—	1,846
Collectively evaluated for impairment	728,509	131,352	218,182	123,593	24,249	1,225,885
	$735,021	$134,718	$218,182	$124,128	$24,249	$1,236,298

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At June 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,275	869	1,306	604	244	—	8,298
	$5,275	$869	$1,306	$604	$244	$—	$8,298

Loans Receivable

At June 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,897	$294	$—	$587	$—	$—	$2,778
Collectively evaluated for impairment	571,529	110,254	139,678	105,253	27,285	—	953,999
	$573,426	$110,548	$139,678	$105,840	$27,285	$—	$956,777

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at June 30, 2019 and December 31, 2018, are summarized as follows:

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,788	1,789	343	1,791	69
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$1,788	$1,789	$343	$1,791	$69

June 30, 2019
With no related allowance:
Commercial real estate	$5,301	$5,304	$—	$5,318	$121
Commercial and industrial	1,117	1,117	—	1,137	332
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$6,418	$6,421	$—	$6,455	$453

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With an allowance recorded:
Commercial real estate	$192	$192	$26	$192	$8
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	169	163	29	163	5
Consumer nonresidential	—	—	—	—	—
	$361	$355	$55	$355	$13

June 30, 2019
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,793	1,793	372	1,801	100
Commercial construction	—	—	—	—	—
Consumer residential	182	182	1	184	12
Consumer nonresidential	—	—	—	—	—
	$1,975	$1,975	$373	$1,985	$112

December 31, 2018
With no related allowance:
Commercial real estate	$1,306	$1,319	$—	$1,321	$68
Commercial and industrial	1,156	1,170	—	1,378	81
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,462	$2,489	$—	$2,699	$149

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

December 31, 2018
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	20	20	—	58	3
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$20	$20	$—	$58	$3

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of June 30, 2019 and December 31, 2018:

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of June 30, 2019 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$659,207	$117,238	$207,451	$85,115	$24,120	$1,093,131
Special mention	15,617	6,792	3,087	705	19	26,220
Substandard	4,193	2,736	—	102	—	7,031
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$679,017	$126,766	$210,538	$85,922	$24,139	$1,126,382

As of June 30, 2019 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$54,611	$7,491	$7,644	$37,842	$110	$107,698
Special mention	1,109	—	—	131	—	1,240
Substandard	284	461	—	233	—	978
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$56,004	$7,952	$7,644	$38,206	$110	$109,916

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$610,580	$124,349	$141,694	$86,848	$32,184	$995,655
Special mention	6,034	1,783	—	761	—	8,578
Substandard	—	2,777	—	—	—	2,777
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$616,614	$128,909	$141,694	$87,609	$32,184	$1,007,010

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$66,849	$7,952	$11,224	$43,811	$124	$129,960
Special mention	56	—	421	—	—	477
Substandard	83	467	—	11	—	561
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$66,988	$8,419	$11,645	$43,822	$124	$130,998

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous

Notes to Unaudited Consolidated Financial Statements

(Continued)

loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At June 30, 2019, the Company had $26.2 million in loans identified as special mention within the originated loan portfolio, an increase of $17.6 million from December 31, 2018.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention.  The increase from December 31, 2018 is concentrated in four loans that were added to this risk category during the second quarter of 2019.  These loans do not have a specific reserve and are considered secured.  At June 30, 2019, the Company had $7.0 million in loans identified as substandard within the originated loan portfolio, an increase of $4.3 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  As of June 30, 2019, specific reserves totaling $398 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows at June 30, 2019 and December 31, 2018:

As of June 30, 2019 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$324	$829	$1,901	$3,054	$675,963	$679,017	$1,901	$4,191
Commercial and industrial	235	48	140	423	126,343	126,766	140	1,769
Commercial construction	—	—	593	593	209,945	210,538	593	—
Consumer residential	187	—	344	531	85,391	85,922	344	163
Consumer nonresidential	64	200	—	264	23,875	24,139	—	—
Total	$810	$1,077	$2,978	$4,865	$1,121,517	$1,126,382	$2,978	$6,123

As of June 30, 2019 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$681	$—	$51	$732	$55,272	$56,004	$51	$275
Commercial and industrial	—	—	—	—	7,952	7,952	—	252
Commercial construction	—	—	—	—	7,644	7,644	—	—
Consumer residential	669	—	—	669	37,537	38,206	—	310
Consumer nonresidential	—	23	—	23	87	110	—	—
Total	$1,350	$23	$51	$1,424	$108,492	$109,916	$51	$837

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$3,062	$2,148	$—	$5,210	$611,404	$616,614	$—	$—
Commercial and industrial	68	181	2,701	2,950	125,959	128,909	1,031	1,769
Commercial construction	—	—	—	—	141,694	141,694	—	—
Consumer residential	843	345	—	1,188	86,421	87,609	—	182
Consumer nonresidential	111	44	—	155	32,029	32,184	—	—
Total	$4,084	$2,718	$2,701	$9,503	$997,507	$1,007,010	$1,031	$1,951

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$1,001	$83	$56	$1,140	$65,848	$66,988	$—	$56
Commercial and industrial	446	—	—	446	7,973	8,419	—	—
Commercial construction	186	—	—	186	11,459	11,645	—	—
Consumer residential	2,785	612	173	3,570	40,252	43,822	—	173
Consumer nonresidential	—	—	—	—	124	124	—	—
Total	$4,418	$695	$229	$5,342	$125,656	$130,998	$—	$229

There were overdrafts of $74 thousand and $28 thousand at June 30, 2019 and December 31, 2018, which have been reclassified from deposits to loans. At June 30, 2019 and December 31, 2018 loans with a carrying value of $167.7 million and $173.0 million were pledged to the Federal Home Loan Bank of Atlanta.

There was a default of the one troubled debt restructuring (TDR) during the twelve months of the restructuring for the six months ended June 30, 2019. For the six months ended June 30, 2018, no TDRs defaulted within twelve months of the restructuring.

The following table presents the TDR’s originiated during the six months ended June 30, 2019:

For the six months ended June 30, 2019

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

There were no TDR’s originated in the six months ended June 30, 2018.

As of June 30, 2019, and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $3.9 million and $203 thousand, respectively.

The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 4.                                 Derivative Financial Instruments

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2019 and December 31, 2018. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of June 30, 2019, the Company entered into fourteen interest rate swap agreements which are collateralized with $6.1 million in cash.  There were eight agreements outstanding as of December 31, 2018 which were collateralized with $1.6 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$70,606	$(5,611)
Pay Fixed/Receive Variable Swaps	70,606	5,611

	December 31, 2018
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$47,381	$(1,705)
Pay Fixed/Receive Variable Swaps	47,381	1,705

Note 5.                                 Financial Instruments with Off-Balance Sheet Risk

The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such

Notes to Unaudited Consolidated Financial Statements

(Continued)

commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2019 and December 31, 2018, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	June 30, 2019	December 31, 2018

Commitments to grant loans	$29,948	$22,349
Unused commitments to fund loans and
lines of credit	258,134	216,043
Commercial and standby letters of credit	10,772	9,383

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

The Company maintains its cash accounts with the Federal Reserve and correspondent banks.  The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $10.8 million and $5.1 million at June 30, 2019 and December 31, 2018, respectively.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

Restated 2008 Plan to extend the term and increase the number of shares authorized for issuance under the Plan by 200,000 shares.

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At June 30, 2019, 241,167 shares were available to grant under the Plan.

No options were granted during the six months ended June 30, 2019 and 2018, respectively.

A summary of option activity under the Plan as of June 30, 2019, and changes during the three months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at January 1, 2019	1,976,247	$8.00	4.98
Granted	—	—
Exercised	(127,157)	6.83
Forfeited or expired	(1,563)	11.52
Outstanding at June 30, 2019	1,847,527	$8.08	4.58	$20,957,235
Exercisable at June 30, 2019	1,764,502	$7.91	4.47	$20,303,063

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the plan was $107 thousand and $178 thousand for the three months ended June 30, 2019 and 2018, respectively. Total compensation cost for the six months ended June 30, 2019 and 2018 was $272 thousand and $350 thousand, respectively. As of June 30, 2019, there was unamortized compensation expense of $159 thousand that will be amortized over 10 months. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $0 and $91 thousand for the three months ended June 30, 2019 and 2018, respectively. Tax benefits recognized for nonqualified stock options during the six months ended June 30, 2019 and 2018 totaled $108 thousand and $283 thousand, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

A summary of the Company’s restricted stock grant activity as of June 30, 2019 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	50,629	$17.57
Granted	1,000	17.25
Vested	—	—
Forfeited	(2,750)	18.68
Balance at June 30, 2019	48,879	$17.50

As of June 30, 2019, there was $689 thousand of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 29 months.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		June 30, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	June 30,	Assets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$994	$—	$994	$—
Securities of state and local municipalities tax exempt	3,733	—	3,733	—
Securities of state and local municipalities taxable	2,282	—	2,282	—
Corporate bonds	4,971	—	4,971	—
Certificates of deposit	245	—	245	—
SBA pass-through securities	175	—	175	—
Mortgage-backed securities	94,712	—	94,712	—
Collateralized mortgage obligations	27,359	—	27,359	—
Total Available-for-Sale Securities	$134,471	$—	$134,471	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements at
		December 31, 2018 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	December 31,	Assets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S.government and federal agencies	$956	$—	$956	$—
Securities of state and local municipalities tax exempt	3,639	—	3,639	—
Securities of state and local municipalities taxable	2,308	—	2,308	—
Corporate bonds	5,013	—	5,013	—
Certificates of deposit	244	—	244	—
SBA pass-through securities	195	—	195	—
Mortgage-backed securities	88,037	—	88,037	—
Collateralized mortgage obligations	23,145	—	23,145	—
Total Available-for-Sale Securities	$123,537	$—	$123,537	$—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,751	$—	$—	$1,751
Other real estate owned	$3,866	$—	$—	$3,866

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired Loans	$1,602	$—	$—	$1,602
Other real estate owned	$4,224	$—	$358	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2019

(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired loans	$1,751	Discounted value	Marketability/Selling costs	5% - 10% (7.95%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2018

(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired loans	$1,602	Discounted value	Marketability/Selling costs	0.60% - 11% (10.89%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018.  Fair values for June 30, 2019 and December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of June 30, 2019, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$15,201	$15,201	$—	$—
Interest-bearing deposits at other institutions	29,149	29,149	—	—
Securities held-to-maturity	1,761	—	1,769	—
Securities available-for-sale	134,471	—	134,471	—
Restricted stock	5,379	—	5,379	—
Loans, net	1,224,376	—	—	1,211,721
Bank owned life insurance	26,621	—	26,621	—
Accrued interest receivable	4,653	—	4,653	—

Financial liabilities:
Checking, savings and money market accounts	$877,427	$—	$877,427	$—
Time deposits	391,947	—	392,234	—
Subordinated notes	24,447	—	25,003	—
Accrued interest payable	809	—	809	—

		Fair Value Measurements as of December 31, 2018, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,435	$9,435	$—	$—
Interest-bearing deposits at other institutions	34,060	34,060	—	—
Securities held-to-maturity	1,761	—	1,735
Securities available-for-sale	123,537	—	123,537	—
Restricted stock	5,299	—	5,299	—
Loans, net	1,127,584	—	—	1,116,012
Bank owned life insurance	16,406	—	16,406	—
Accrued interest receivable	4,050	—	4,050	—

Financial liabilities:
Checking, savings and money market accounts	$817,054	$—	$817,054	$—
Time deposits	345,386	—	344,877	—
Subordinated notes	24,407	—	24,515	—
Accrued interest payable	811	—	811	—

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

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock.  Dilutive potential common stock has no effect on income available to common stockholders.  There were 0 and 625 shares excluded from the calculation for June 30, 2019 and 2018, respectively, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018

Net income	$4,085	$3,077	$8,011	$6,074

Weighted average number of shares	13,803	11,024	13,763	10,979

Effect of dilutive securities, restricted stock units and options	1,014	1,039	1,036	1,079

Weighted average diluted shares	14,817	12,063	14,799	12,058

Basic EPS	$0.30	$0.28	$0.58	$0.55
Diluted EPS	$0.28	$0.26	$0.54	$0.50

Note 9.                                 Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2019 and 2018 are shown in the following table. The Company has only one component, which is available-for-sale securities, for the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Available-for-Sale Securities	2019	2018	2019	2018
Balance, beginning of period	$(1,031)	$(3,092)	$(2,411)	$(1,693)
Net unrealized gains (losses) during the period	1,382	(397)	2,762	(1,796)
Other comprehensive income (loss), net of tax	1,382	(397)	2,762	(1,796)
Balance, end of period	$351	$(3,489)	$351	$(3,489)

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

The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At June 30, 2019 and December 31, 2018, $21 million of the proceeds of the Company’s subordinated notes have been included in the Bank’s Tier 1 capital.

Note 11.                          Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$229	$152	$411	$293
Fees, Exchange, and Other Service Charges	123	71	198	118
Other	11	19	25	28
Noninterest Income (in-scope of Topic 606)	363	242	634	439
Noninterest Income (out-scope of Topic 606)	176	121	643	309
Total Noninterest Income	$539	$363	$1,277	$748

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not

Notes to Unaudited Consolidated Financial Statements

(Continued)

experience significant contract balances. As of June 30, 2019, the Company did not have any significant contract balances.

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

Note 12.                          Supplemental Cash Flow Information

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,817	$5,160
Income taxes	939	3,632
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	3,496	(2,273)
Initial right of use asset - operating leases	12,249	—
Initial lease liability - operating leases	12,656	—

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

Contracts that commence subsequent to adoption are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company has elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to

Notes to Unaudited Consolidated Financial Statements

(Continued)

recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.

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

The following tables present information about leases:

(In thousands)	June 30, 2019
Lease Liability	$12,177
Right-of-Use-Asset	$11,843
Weighted Average Remaining Lease Term	10.87
Weighted Average discount rate	3.40%

	For the Three Months Ended	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating Lease Expense	$445	$915

Cash paid for amounts included in lease liabilities	$405	$843

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)	June 30, 2019
Six months ending December 31, 2019	$763
Twelve months ending December 31, 2020	1,401
Twelve months ending December 31, 2021	1,409
Twelve months ending December 31, 2022	1,444
Twelve months ending December 31, 2023	1,437
Twelve months ending December 31, 2024	1,403
Thereafter	6,823
Total	$14,680
Less: discount	(2,503)
$12,177

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2019 and December 31, 2018 and the results of our operations for the three and six months ended June 30, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results of operations for the balance of 2019, or for any other period.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At June 30, 2019, we had a specific reserve for impairment of acquired loans within our allowance for loan losses totaling $55 thousand for one credit that had further deteriorated post acquisition.

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

Financial Overview

For the three and six months ended June 30, 2019, we experienced strong loan growth as we continue to expand our market area through organic growth and continued leveraging of our recent acquisition of Colombo, as well as capitalizing on market disruption as a result of recent merger activity.

•                  Total assets increased to $1.48 billion compared to $1.35 billion at June 30, 2019 and December 31, 2018, respectively, an increase of $133.0 million, or 9.8%.

•                  Total loans, net of deferred fees, increased $278.7 million, or 29.2%, from June 30, 2018 to June 30, 2019. Nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.67% at June 30, 2019, compared to 0.08% at June 30, 2018.

•                  Total deposits increased $260.5 million, or 25.8%, from June 30, 2018 to June 30, 2019.

•                  Tangible book value per share at June 30, 2019 was $11.70, an increase from $10.93 at December 31, 2018 and $9.38 at June 30, 2018.

•                  Net income was $4.1 million for the three months ended June 30, 2019 compared to $3.1 million for the same period of 2018.  For the six months ended June 30, 2019 and 2018, net income was $8.0 million and $6.1 million, respectively.

Results of Operations—Three and Six Months Ended June 30, 2019 and 2018

Overview

We recorded net income of $4.1 million, or $0.28 per diluted common share, for the three months ended June 30, 2019, compared to net income of $3.1 million, or $0.26 per diluted common share for the three months ended June 30, 2018. Our results for the three months ended June 30, 2018 were impacted by merger-related expenses totaling $397 thousand relating to our acquisition of Colombo. Excluding these merger-related expenses, we would have recorded net income of $3.4 million, or $0.28 per diluted common share for the quarter ended June 30, 2018. Net interest income increased $3.0 million to $12.4 million for the three months ended June 30, 2019, compared to $9.4 million for the three months ended June 30, 2018, a result of an increase in interest-earning assets through organic growth and acquisition. Provision for loan losses was $505 thousand for the three months ended June 30, 2019, compared to $281 thousand for the same period of 2018. Noninterest income increased $176 thousand to $539 thousand for the three months ended June 30, 2019 as compared to $363 thousand for 2018, primarily a result of an increase in service charges on deposit accounts and other fee income during the second quarter of 2019. Noninterest expense was $7.3 million for the three months ended June 30, 2019 compared to $5.8 million for the same three month period of 2018, primarily due to an increase in salaries and benefits expense for additions to business development and back office staffing as a result of our acquisition of Colombo in addition to increases in occupancy and data processing expenses all a result of our acquisition of Colombo.

The annualized return on average assets for the each of the three months ended June 30, 2019 and 2018 was 1.13%. The annualized return on average equity for the three months ended June 30, 2019 and 2018 was 9.78% and 12.00%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the three months ended June 30, 2019 was 1.13% and 9.81%, respectively. For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

For the six months ended June 30, 2019 and 2018, net income was $8.0 million and $6.1 million, respectively.  Earnings per share on a diluted basis was $0.54 and $0.50 for the six months ended June 30, 2019 and 2018, respectively.  Results for the six months ended June 30, 2019 and 2018 were impacted by merger-related expenses of $83 thousand and $397 thousand, respectively. Excluding merger-related expenses, we recorded net income for the six months ended June 30, 2019 totaling $8.1 million, or $0.55 per diluted common share and net income for the six months ended June 30, 2018 totaling $6.4 million, or $0.53 per diluted common share. For a reconciliation of our earnings as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Net interest income increased $6.0 million to $24.1 million for the six months ended June 30, 2019, compared to

$18.1 million for the six months ended June 30, 2018, a result of an increase in interest-earning assets. Provision for loan losses was $1.0 million for the six months ended June 30, 2019, compared to $639 thousand for the same period of 2018.  Noninterest income was $1.3 million and $748 thousand for the six months ended June 30, 2019 and 2018, respectively. The increase in noninterest income was primarily related to loan swap fee income which totaled $347 thousand for the six months ended June 30, 2019 compared to $35 thousand for the same six month period of 2018.  Noninterest expense was $14.2 million for the six months ended June 30, 2019 compared to $11.1 million for the same six month period of 2018, primarily due to an increase in salaries and benefits expense for additions to staffing over the past year and occupancy and data processing expenses all a result of our acquisition of Colombo.

The annualized return on average assets for the six months ended June 30, 2019 and 2018 was 1.14% and 1.13%, respectively. The annualized return on average equity for the six months ended June 30, 2019 and 2018 was 9.76% and 12.02%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the six months ended June 30, 2019 was 1.15% and 9.84%, respectively. For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (as reported)	$4,085	$3,077	$8,011	$6,074
Add: merger and acquisition expense	16	397	83	397
Subtract: provision for income taxes associated with merger and acquisition expense	(4)	(83)	(19)	(83)
Net income, excluding merger and acquisition expense, net of tax (non-GAAP)	$4,097	$3,391	$8,075	$6,388

Earnings per share - basic (excluding merger and acquisition expense)	$0.30	$0.31	$0.59	$0.58

Earnings per share - diluted (excluding merger and acquisition expense)	$0.28	$0.28	$0.55	$0.53

Return on average assets (non-GAAP net income)	1.13%	1.24%	1.15%	1.19%
Return on average equity (non-GAAP net income)	9.81%	13.23%	9.84%	12.64%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2019 and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$717,248	$8,711	4.86%	$564,251	$6,481	4.59%
Commercial and industrial	135,335	2,054	6.07%	105,175	1,485	5.65%
Commercial construction	198,927	2,838	5.71%	123,262	1,638	5.32%
Consumer residential	129,605	1,700	5.25%	108,451	1,224	4.51%
Consumer nonresidential	26,818	516	7.70%	28,994	464	6.40%
Total loans (1)	1,207,933	15,819	5.24%	930,133	11,292	4.86%

Investment securities (2)	138,814	905	2.61%	119,533	691	2.31%
Restricted stock	5,242	79	6.02%	3,955	60	6.07%
Deposits at other financial institutions and federal funds sold	32,527	193	2.39%	15,414	32	0.83%

Total interest-earning assets and interest income	1,384,516	16,996	4.91%	1,069,035	12,075	4.52%

Noninterest-earning assets:
Cash and due from banks	7,597			2,348
Premises and equipment, net	2,152			1,394
Accrued interest and other assets	60,016			28,361
Allowance for loan losses	(9,693)			(8,188)
Total assets	$1,444,588			$1,092,950

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$301,132	$961	1.28%	$195,130	$487	1.00%
Savings and money markets	275,129	1,054	1.54%	194,327	497	1.03%
Time deposits	299,551	1,623	2.17%	249,664	917	1.47%
Wholesale deposits	88,064	554	2.52%	91,028	385	1.70%
Total interest - bearing deposits	963,876	4,192	1.74%	730,149	2,286	1.26%

Other borrowed funds	29,188	427	5.86%	30,981	428	5.54%

Total interest-bearing liabilities and interest expense	993,064	4,619	1.87%	761,130	2,714	1.43%

Noninterest-bearing liabilities:
Demand deposits	264,719			228,155
Other liabilities	19,776			1,132
Common stockholders’ equity	167,029			102,533
Total liabilities and stockholders’ equity	$1,444,588			$1,092,950

Net interest income and net interest margin (2)		$12,377	3.59%		$9,361	3.50%

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $181 thousand and $129 thousand for the three months ended June 30, 2019 and 2018, respectively.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 22.5% for 2019 and 21% for 2018.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2019.

Rate and Volume Analysis

For the Three Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	2019 Compared to 2018
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,757	$473	$2,230
Commercial and industrial	426	143	569
Commercial construction	1,005	195	1,200
Consumer residential	239	237	476
Consumer nonresidential	(35)	87	52
Total loans (1)	3,392	1,135	4,527

Investment securities (2)	111	103	214
Restricted stock	20	(1)	19
Deposits at other financial institutions and federal funds sold	35	126	161

Total interest income	3,558	1,363	4,921

Interest expense:

Interest - bearing deposits:
Interest checking	261	213	474
Savings and money markets	205	352	557
Time deposits	180	526	706
Wholesale deposits	(12)	181	169
Total interest - bearing deposits	634	1,272	1,906

Other borrowed funds	(24)	23	(1)
Total interest expense	610	1,295	1,905

Net interest income (2)	$2,948	$68	$3,016

Net interest income for the three months ended June 30, 2019 was $12.4 million, compared to $9.4 million for the three months ended June 30, 2018, an increase of $3.0 million, or 32.2%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2019 compared to 2018 in addition to the earning assets acquired from Colombo. The yield on interest-earning assets increased 39 basis points to 4.91% for the three months ended June 30, 2019, compared to 4.52% for the same period of 2018. Offsetting this increase in yield was a 44 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates of interest-bearing deposits.

Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2019 and 2018 was 3.59% and 3.50%, respectively. The increase in our net interest margin was primarily a result of an increase in volume of our interest-earning assets during 2019 as compared to 2018. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources. The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP Financial Measurements:
Interest income:
Loans	$15,819	$11,292	$30,686	$21,865
Deposits at other financial institutions and federal funds sold	193	32	315	77
Investment securities available-for-sale	886	673	1,777	1,330
Investment securities held-to-maturity	13	13	26	26
Restricted stock	79	60	146	113
Total interest income	16,990	12,070	32,950	23,411
Interest expense:
Interest-bearing deposits	4,192	2,286	7,932	4,434
Other borrowed funds	427	428	883	858
Total interest expense	4,619	2,714	8,815	5,292
Net interest income	$12,371	$9,356	$24,135	$18,119
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	6	5	13	11
Total tax benefit on tax-exempt interest income	$6	$5	$13	$11
Tax equivalent net interest income	$12,377	$9,361	$24,148	$18,130

Average interest-earning assets increased by 29.5% to $1.38 billion for the three months ended June 30, 2019 compared to $1.07 billion for the three months ended June 30, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $4.9 million, to $17.0 million for the three months ended June 30, 2019, compared to $12.1 million for the three months ended June 30, 2018. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $277.8 million, which contributed to an additional $3.4 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $1.1 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

Total average interest-bearing deposits increased $233.7 million to $963.9 million for the three months ended June 30, 2019 compared to $730.1 million for the three months ended June 30, 2018. Average noninterest-bearing deposits increased $36.5 million to $264.7 million for the three months ended June 30, 2019 compared to $228.2 million for the same period in 2018. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $106.0 million compared to 2018. Average wholesale deposits decreased $2.9 million to $88.1 million for the second quarter of 2019 compared to $91.0 million for the second quarter of 2018. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate over the past 12 months, have contributed to the increase in our cost of interest-bearing deposits to 1.74% for the three months ended June 30, 2019, from 1.26% for the same period in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 32 basis points to 5.86% for the three months ended June 30, 2019, from 5.54% for the same period in 2018.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2019 and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

 For the Six Months Ended June 30, 2019 and 2018

(In thousands)

	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$698,363	$16,720	4.79%	$551,364	$12,716	4.61%
Commercial and industrial	135,070	4,289	6.35%	99,915	2,705	5.42%
Commercial construction	179,014	5,113	5.71%	122,725	3,120	5.08%
Consumer residential	131,760	3,460	5.25%	108,632	2,397	4.41%
Consumer nonresidential	28,927	1,105	7.64%	29,389	927	6.31%
Total loans (1)	1,173,134	30,687	5.23%	912,025	21,865	4.79%

Investment securities (2)	138,880	1,816	2.62%	119,355	1,367	2.29%
Restricted stock	5,202	146	5.63%	3,821	113	5.91%
Deposits at other financial institutions and federal funds sold	28,894	315	2.20%	16,129	77	0.96%

Total interest-earning assets and interest income	1,346,110	32,964	4.90%	1,051,330	23,422	4.46%

Noninterest-earning assets:
Cash and due from banks	6,707			2,440
Premises and equipment, net	2,223			1,312
Accrued interest and other assets	54,284			27,734
Allowance for loan losses	(9,375)			(8,009)
Total assets	$1,399,949			$1,074,807

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$298,585	$1,899	1.28%	$191,212	$890	0.94%
Savings and money markets	255,636	1,917	1.51%	191,634	945	0.99%
Time deposits	303,643	3,109	2.07%	256,661	1,826	1.43%
Wholesale deposits	81,459	1,007	2.49%	99,102	773	1.57%
Total interest - bearing deposits	939,323	7,932	1.70%	738,609	4,434	1.21%

Other borrowed funds	31,439	883	5.66%	31,816	858	5.44%

Total interest-bearing liabilities and interest expense	970,762	8,815	1.83%	770,425	5,292	1.39%

Noninterest-bearing liabilities:
Demand deposits	249,518			201,457
Other liabilities	15,498			1,821
Common stockholders’ equity	164,171			101,104
Total liabilities and stockholders’ equity	$1,399,949			$1,074,807

Net interest income and net interest margin		$24,149	3.62%		$18,130	3.45%

(1)           Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $393 thousand and $283 thousand for the six months ended June 30, 2019 and 2018, respectively.

(2)           The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 22.5% for 2019 and 21% for 2018.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2019.

Rate and Volume Analysis

For the Six Months Ended June 30, 2019 and 2018

(In thousands)

	2019 Compared to 2018
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$3,381	$623	$4,004
Commercial and industrial	955	629	1,584
Commercial construction	1,427	566	1,993
Consumer residential	508	555	1,063
Consumer nonresidential	(14)	192	178
Total loans (1)	6,257	2,565	8,822

Investment securities (2)	223	226	449
Restricted stock	40	(7)	33
Deposits at other financial institutions and federal funds sold	60	178	238

Total interest income	6,580	2,962	9,542

Interest expense:

Interest - bearing deposits:
Interest checking	503	506	1,009
Savings and money markets	313	659	972
Time deposits	323	960	1,283
Wholesale deposits	(139)	373	234
Total interest - bearing deposits	1,000	2,498	3,498

Other borrowed funds	(9)	34	25
Total interest expense	991	2,532	3,523

Net interest income	$5,589	$430	$6,019

Net interest income for the six months ended June 30, 2019 was $24.1 million, compared to $18.1 million for the six months ended June 30, 2018, an increase of $6.0 million, or 33.2%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2019 compared to 2018 in addition to the earnings assets acquired from Colombo. The yield on interest-earning assets increased 44 basis points to 4.90% for the six months ended June 30, 2019, compared to 4.46% for the same period of 2018. Offsetting this increase in yield was a 44 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates of interest-bearing deposits.

Average interest-earning assets increased by 28.0% to $1.35 billion for the six months ended June 30, 2019 compared to $1.05 billion for the six months ended June 30, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $9.5 million, to $33.0 million for the six months ended June 30, 2019, compared to $23.4 million for the six months ended June 30, 2018. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $261.1 million, which contributed to an additional $6.3 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $2.6 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

Total average interest-bearing deposits increased $200.7 million to $939.3 million for the six months ended June 30, 2019 compared to $738.6 million for the six months ended June 30, 2018. Average noninterest-bearing deposits increased $48.0 million to $249.5 million for the six months ended June 30, 2019 compared to $201.5 million for the same period in 2018. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $107.4 million compared to 2018. Average wholesale deposits decreased $17.6 million to $81.5 million for the six months ended June 30, 2019 compared to $99.1 million for the six months ended June 30, 2018. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate over the past 12 months, have contributed to the increase in our cost of interest-bearing deposits to 1.70% for the six months ended June 30, 2019, from 1.21% for the same period in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 22 basis points to 5.66% for the six months ended June 30, 2019, from 5.44% for the same period in 2018.

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

We recorded a provision for loan losses of $505 thousand for the three months ended June 30, 2019 compared to a provision for loan losses of $281 thousand for the same period of 2018, which primarily reflects our increase in loan origination volume while maintaining a low level of problem loans. For the six months ended June 30, 2019 and 2018, provisions for loan losses was $1.0 million and $639 thousand, respectively.  Specific reserves increased $33 thousand during the three months ended June 30, 2019 compared to the prior quarter end, a result of the liquidation analysis completed for newly impaired loans for the second quarter of 2019.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.  The allowance for loan losses at June 30, 2019 was $10.0 million compared to $9.2 million at December 31, 2018. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for each of June 30, 2019 and December 31, 2018 was 0.81%, reflecting our continued sound credit quality and stable economic environment.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended June 30, 2019 and 2018 was $539 thousand and $363 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $429 thousand for the three months ended June 30, 2019, an increase of 68.2%, as compared to the same quarter of 2018, a result of an increase in customer relationships over the past year.

For the six months ended June 30, 2019 and 2018, noninterest income was $1.3 million and $748 thousand, respectively. Included in noninterest income for the six months ended June 30, 2019 is fee income from loan swap activity totaling $347 thousand compared to $35 thousand for the six months ended June 30, 2018.  We anticipate that loan swap fee income will decrease from prior levels as a result of the current yield curve environment.  Fee income from fees on loans, service charges on deposits, and other fee income was $1.1 million for the six months ended June 30, 2019, an increase of 100.8%, as compared to the same period of 2018, a result of fee income on loan swaps recorded during 2019 in addition to an increase in customer relationships over the past year.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $7.3 million and $5.8 million for the three months ended June 30, 2019 and 2018, respectively.

Salaries and benefits expense increased $921 thousand to $4.2 million for the three months ended June 30, 2019 compared to $3.3 million for the same period in 2018. The increase in salaries and benefits expense is primarily related to increases in our business development and back office personnel to support our growth plans and staffing we retained from our acquisition of Colombo. Occupancy and equipment expense increased $293 thousand for the three months ended June 30, 2019 as compared to the same period of 2018 as a result of the increase in locations following the completion of our acquisition of Colombo.  All other increases in noninterest expense for the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018 are primarily related to the supporting the larger organization following the Colombo acquisition and continued organic growth.

For the six months ended June 30, 2019 and 2018, noninterest expense was $14.2 million and $11.1 million, respectively. Salaries and benefits expense increased $1.7 million in 2019 as compared to 2018 due to the aforementioned increase in staffing to support our growth plans. All other increases in noninterest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 are primarily related to the supporting the larger organization following the Colombo acquisition and continued organic bank growth.

Income Taxes

We recorded a provision for income tax expense of $1.0 million for the three months ended June 30, 2019, compared to $539 thousand for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019 was 20.4%, compared to 14.9% for the same period of 2018. Our effective tax rate for the each of the three months ended June 30, 2019 and 2018 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2019 and 2018.  For the six months ended June 2019 and 2018, provision for tax expense was $2.2 million and $1.1 million respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 21.6% and 15.0%, respectively.  For 2019, our effective tax rate is expected to be greater than the statutory federal rate as a result of our operating in additional states following the Colombo acquisition and minimal tax-exempt income.  Our effective tax rate for the six months ended June 30, 2018 is less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2018.

Discussion and Analysis of Financial Condition

Overview

At June 30, 2019, total assets were $1.48 billion, an increase of 9.8%, or $133.0 million, from $1.35 billion at December 31, 2018. Total loans receivable, net of deferred fees and costs, increased 8.6%, or $97.6 million, to $1.23 billion at June 30, 2019, from $1.14 billion at December 31, 2018. Total investment securities increased $10.9 million, or 8.7%, to $136.2 million at June 30, 2019, from $125.3 million at December 31, 2018. Total deposits increased 9.2%, or $106.9 million, to $1.27 billion at June 30, 2019, from $1.16 billion at December 31, 2018. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At June 30, 2019 and December 31, 2018, we had no federal funds sold or FHLB advances outstanding.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.23 billion at June 30, 2019, an increase of $97.6 million, or 8.6%, compared to $1.14 billion at December 31, 2018. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios.

Commercial real estate loans totaled $735.0 million at June 30, 2019, compared to $683.6 million at December 31, 2018, an increase of $51.4 million, or 7.5%.  Owner-occupied commercial real estate loans were $172.6 million at June 30, 2019 compared to $160.6 million at December 31, 2018.  Nonowner-occupied commercial real estate loans were $500.0 million at June 30, 2019 compared to $452.2 million at December 31, 2018.  Construction loans totaled $218.2 million at June 30, 2019, or 17.7% of total loans receivable.  Of the $218.2 million in construction loans, $53.0 million are collateralized by land and only $2.0 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).  Our commercial real estate portfolio including construction loans is diversified by asset type and geographic concentration.  We plan to manage this portion of our portfolio in a disciplined manner.  We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at June 30, 2019 and at December 31, 2018.

Loans Receivable

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018

Commercial real estate	$735,021	$683,602
Commercial and industrial	134,718	137,328
Commercial construction	218,182	153,339
Consumer residential	124,128	131,431
Consumer nonresidential	24,249	32,308

Gross loans	1,236,298	1,138,008

Less:
Allowance for loan losses	9,996	9,159
Unearned income and (unamortized premiums)	1,926	1,265

Loans receivable, net	$1,224,376	$1,127,584

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at June 30, 2019 were $13.9 million compared to $7.4 million at December 31, 2018. Nonperforming loans of $2.7 million are from our acquired loan portfolio.  Our ratio of nonperforming assets to total assets was 0.93% at June 30, 2019 compared to 0.55% at December 31, 2018. Nonperforming loans increased $6.8 million and are primarily commercial real estate loans, one of which is an acquired loan that has a specific reserve of $26 thousand at June 30, 2019.

Loans contractually past-due 90 days or more at June 30, 2019 consist of eight loans which have matured and are awaiting final payment and are well-collateralized.  There was one troubled debt restructurings, or TDRs, as of June 30, 2019 totaling $3.9 million compared to $203 thousand as of December 31, 2018.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At June 30, 2019, we had $26.2 million in loans identified as special mention within the originated loan portfolio, an increase of $17.6 million from December 31, 2018.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention.  The increase from December 31, 2018 is concentrated in four loans that were added to this risk category during the second quarter of 2019.  These loans are non considered impaired, do not have a specific reserve, and are considered secured.  At June 30, 2019, we had $7.0 million in loans identified as substandard within the originated loan portfolio, an increase of $4.3 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  As of June 30, 2019, specific reserves totaling $398 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.03% for the six months ended June 30, 2019, all of which were related to loans we purchased for our consumer unsecured loan portfolio, and therefore were not originally underwritten by the Bank.   We recorded annualized net charge-offs to average loans receivable of 0.01% for the six months ended June 30, 2018. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$6,960	$2,180

Loans contractually past-due 90 days or more	3,029	1,031

Total nonperforming loans (NPLs)	$9,989	$3,211

Other real estate owned (OREO)	3,866	4,224

Total nonperforming assets (NPAs)	$13,855	$7,435
Performing troubled debt restructurings (TDRs)	$—	$203

NPLs/Total Assets	0.67%	0.24%
NPAs/Total Assets	0.93%	0.55%
NPAs and TDRs/Total Assets	0.93%	0.57%
Allowance for loan losses/NPLs	100.07%	285.24%

Nonperforming Loans by Type

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Commercial real estate	$6,418	$56
Commercial and industrial	2,161	2,800
Commercial construction	593	—
Consumer residential	817	355
Consumer nonresidential	—	—
	$9,989	$3,211

At June 30, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2018, we had one potential problem loan with a balance totaling $123 thousand. We have taken a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

At June 30, 2019, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At June 30, 2019, our commercial real estate portfolio (including construction lending) was 77.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$9,512	$8,102	$9,159	$7,725

Provision for loan losses	505	281	1,020	639

Loans charged off:
Commercial real estate	—	—	—	—
Commercial and industrial	—	(86)	—	(86)
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	(21)	(11)	(183)	(11)
Total loans charged off	(21)	(97)	(183)	(97)

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	—	12	—	31
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	—	—	—	—
Total recoveries	—	12	—	31

Net (charge offs) recoveries	(21)	(85)	(183)	(66)

Ending balance	$9,996	$8,298	$9,996	$8,298

	June 30,
	2019	2018
Loans, net of deferred fees:
Balance at period end	$1,234,372	$955,641
Allowance for loan losses to loans receivable, net of fees	0.81%	0.87%
Net charge-offs (recoveries) to average loans receivable, annualized	0.03%	0.01%

Allocation of the Allowance for Loan Losses

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,		December 31,
	2019		2018
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$5,989	59.45%	$5,548	60.07%
Commercial and industrial	1,411	10.90%	1,474	12.07%
Commercial construction	1,888	17.65%	1,285	13.47%
Consumer residential	494	10.04%	518	11.55%
Consumer nonresidential	214	1.96%	334	2.84%

Total allowance for loan losses	$9,996	100.00%	$9,159	100.00%

* Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of June 30, 2019 and December 31, 2018 totaled $1.8 million, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $134.5 million at June 30, 2019, an increase of $10.9 million or 8.9%, from $123.5 million at December 31, 2018. We purchased $16.5 million in available-for-sale investment securities during the six months ended June 30, 2019 to help enhance our net interest margin by investing in higher yielding earning assets and reinvesting $8.9 million in cash flows provided by mortgage-backed securities redemptions.

As of June 30, 2019 and December 31, 2018, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $4.5 million and $8.1 million at June 30, 2019 and December 31, 2018, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At June 30, 2019 and December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of June 30, 2019 and December 31, 2018.

We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At June 30, 2019, we owned $1.2 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2018, we owned $1.1 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at June 30, 2019 and December 31, 2018.

Investment Securities

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,		December 31,
	2019		2018
	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.19%	$264	0.21%
Securities of U.S. government and federal agencies	1,497	1.10%	1,497	1.16%
Total held-to-maturity securities	$1,761	1.29%	$1,761	1.37%

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	0.74%	$1,000	0.78%
Securities of state and local municipalities	5,980	4.40%	6,056	4.72%
Corporate bonds and securities	5,000	3.68%	5,000	3.89%
Mortgage-backed securities	121,895	89.71%	114,379	89.05%
Certificates of deposit	245	0.18%	245	0.19%
Total available-for-sale securities	$134,120	98.71%	$126,680	98.63%

Total investment securities	$135,881	100.00%	$128,441	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at June 30, 2019 and December 31, 2018.

Investment Securities by Stated Maturity

At June 30, 2019

(Dollars in thousands)

	At June 30, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	1,497	3.01%	—	—	1,497	3.01%
Total held-to-maturity securities	$—	—	$—	—	$1,761	2.91%	$—	—	$1,761	2.91%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	500	1.95%	—	—	3,164	2.85%	2,316	2.82%	5,980	2.76%
Corporate bonds	—	—	—	—	5,000	5.02%	—	—	5,000	5.02%
Mortgage-backed securities	—	—	—	—	11,871	2.15%	110,024	2.58%	121,895	2.54%
Certificates of deposit	245	2.10%	—	—	—	—	—	—	245	2.10%
Total available-for-sale securities	$745	2.00%	$—	—	$21,035	2.94%	$112,340	2.59%	$134,120	2.64%

Total investment securities	$745	2.00%	$—	—	$22,796	2.93%	$112,340	2.59%	$135,881	2.64%

Deposits and Other Borrowed Funds

Total deposits were $1.27 billion at June 30, 2019, an increase of $106.9 million, or 9.2%, from $1.16 billion at December 31, 2018. Noninterest-bearing deposits totaled $270.7 million at June 30, 2019, comprising 21.3% of total deposits and increased $37.4 million, or 16.0%, compared to December 31, 2018. At June 30, 2019, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 10.6% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at June 30, 2019 and December 31, 2018.

Deposit Composition

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,		December 31,
	2019		2018
	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$270,711	—	$233,318	—
Interest bearing - checking, savings and money market	606,716	1.31%	583,736	1.21%
Time deposits $100,000 or more	243,471	2.25%	214,832	1.92%
Other time deposits	148,476	2.23%	130,554	1.64%
	$1,269,374		$1,162,440

The remaining maturity of time deposits at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Three months or less	$83,265	$84,621
Over three months through six months	46,209	64,177
Over six months through twelve months	179,078	96,778
Over twelve months	83,395	99,810
	$391,947	$345,386

Wholesale deposits decreased to $72.2 million at June 30, 2019 from $84.4 million at December 31, 2018. In addition, we are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2019 and December 31, 2018, we had $129.3 million and $88.7 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity as of June 30, 2019 and December 31, 2018.

Certificates of Deposit Over $100,000 and Greater

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Three months or less	$45,231	$47,326
Over three months through six months	34,551	16,897
Over six months through twelve months	103,922	78,101
Over twelve months	59,767	72,508
	$243,471	$214,832

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $24.4 million at each of June 30, 2019 and December 31, 2018 and consisted solely of subordinated notes for each period.

The following table reflects the short-term borrowings and other borrowed funds outstanding at June 30, 2019 and December 31, 2018.

Other Borrowed Funds

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,		December 31,
	2019		2018
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other borrowed funds:
Subordinated Debt	24,447	6.00%	24,407	6.00%
Total other borrowed funds and weighted average rate	$24,447	6.00%	$24,407	6.00%

Total borrowed funds and weighted average rate	$24,447	6.00%	$24,407	6.00%

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

Shareholders’ equity at June 30, 2019 was $170.2 million, an increase of $11.9 million, compared to $158.3 million at December 31, 2018. The increase in shareholders’ equity was primarily attributable the recognition of net income of $8.0 million through June 30, 2019. Common stock issued as a result of option exercises increased shareholders’ equity by $868,000 for the six months ended June 30, 2019. Accumulated other comprehensive income increased $2.8 million during 2019, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for June 30, 2019 and December 31, 2018 was 11.5% and 11.7%, respectively. Tangible book value per share at June 30, 2019 and December 31, 2018 was $11.70 and $10.93, respectively. Total risk-based capital to risk-weighted assets for the Bank was 13.21% at June 30, 2019 compared to 14.02% at December 31, 2018. Accordingly, we were considered “well capitalized” for regulatory purposes at June 30, 2019 and December 31, 2018.

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

The following tables shows the minimum capital requirement and our capital position at June 30, 2019 and December 31, 2018 for the Bank.

Capital Components

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes (1)			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At June 30, 2019
Total risk-based capital	$182,997	13.21%	$145,433	>	10.50%	$138,508	>	10.00%
Tier I risk-based capital	172,988	12.49%	117,732	>	8.50%	110,806	>	8.00%
Common equity tier I capital	172,988	12.49%	96,955	>	7.00%	90,030	>	6.50%
Leverage capital ratio	172,988	12.10%	93,711	>	6.50%	72,085	>	5.00%

At December 31, 2018
Total risk-based capital	$172,975	14.02%	$121,861	>	9.875%	$123,404	>	10.00%
Tier I risk-based capital	163,804	13.27%	97,180	>	7.875%	98,723	>	8.00%
Common equity tier I capital	163,804	13.27%	78,670	>	6.375%	80,213	>	6.50%
Leverage capital ratio	163,804	12.41%	52,771	>	4.000%	65,971	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $178.8 million at June 30, 2019, or 12.0% of total assets. We held investments that are classified as held-to-maturity in the amount of $1.8 million at June 30, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at June 30, 2019 was approximately $165.8 million. Borrowing capacity with the FRB was approximately $59.1 million at June 30, 2019. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $134.5 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $199.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at June 30, 2019. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At June 30, 2019 and December 31, 2018, unused commitments to fund loans and lines of credit totaled $258.1 million and $216.0 million, respectively. Commercial and standby letters of credit totaled $10.8 million and $9.4 million at June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019, our asset/liability position was asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 1.1% in an up 100 basis point scenario and would increase by 3.0% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 2.8% in an up 100 basis point scenario and would increase by 7.5% in an up 400 basis point scenario. At June 30, 2019 and December 31, 2018, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of June 30, 2019 and December 31, 2018 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
June 30, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	2.99%	+400	2.74%
+300	2.43%	+300	2.25%
+200	0.06%	+200	1.77%
+100	1.11%	+100	1.03%
0	—	0	—
–100	–1.12%	–100	–1.13%
–200	–4.55%	–200	–4.80%

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

The interest rate risk to capital at June 30, 2019 and December 31, 2018 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At June 30, 2019 and December 31, 2018, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
June 30, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	–11.64%	+400	–16.16%
+300	–8.20%	+300	–11.98%
+200	–4.53%	+200	–7.37%
+100	–1.65%	+100	–3.33%
0	—	0	—
–100	0.52%	–100	2.39%
–200	–1.46%	–200	2.75%

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

Item 1A.  Risk Factors

There have been no material changes as of June 30, 2019 in the risk factors from those disclosed in our Annual Report on Form 10-K for the Period Ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  During the three months ended June 30, 2019, we did not purchase shares of our common stock.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 14, 2019	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)