Form 10-Q
period 2019-09-30
FVCBankcorp, Inc.
filed 2019-11-13
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,875,833 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2019

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(In thousands, except share data)

	September 30,	December 31,
	2019	2018 *
	(Unaudited)
Assets

Cash and due from banks	$19,424	$9,435
Interest-bearing deposits at other financial institutions	92,986	34,060
Securities held-to-maturity (fair value of $0.3 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively)	264	1,761
Securities available-for-sale, at fair value	136,268	123,537
Restricted stock, at cost	6,017	5,299
Loans, net of allowance for loan losses of $10.1 million and $9.2 million at September 30, 2019 and December 31, 2018, respectively	1,233,337	1,127,584
Premises and equipment, net	2,029	2,271
Accrued interest receivable	4,279	4,050
Prepaid expenses	1,165	892
Deferred tax assets, net	7,673	8,591
Goodwill and intangibles, net	8,119	8,443
Bank owned life insurance (BOLI)	26,820	16,406
Other real estate owned (OREO)	3,866	4,224
Operating lease right-of-use assets	13,597	—
Other assets	9,352	5,023

Total assets	$1,565,196	$1,351,576

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$294,825	$233,318
Interest-bearing checking, savings and money market	622,820	583,736
Time deposits	400,075	345,386

Total deposits	$1,317,720	$1,162,440

FHLB advances	$15,000	$—
Subordinated notes, net of issuance costs	24,467	24,407
Accrued interest payable	924	811
Operating lease liabilities	13,971	—
Accrued expenses and other liabilities	18,045	5,582

Total liabilities	$1,390,127	$1,193,240

Commitments and Contingent Liabilities

Stockholders’ Equity

	2019	2018
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—

Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,874,776	13,712,615	139	137
Additional paid-in capital			$125,483	$123,882
Retained earnings			48,746	36,728
Accumulated other comprehensive income (loss), net			701	(2,411)
Total stockholders’ equity			$175,069	$158,336

Total liabilities and stockholders’ equity			$1,565,196	$1,351,576

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and nine months ended September 30, 2019 and 2018

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$15,915	$11,977	$46,601	$33,841
Interest and dividends on securities held-to-maturity	2	13	28	39
Interest and dividends on securities available-for-sale	832	661	2,609	1,992
Dividends on restricted stock	88	57	234	170
Interest on deposits at other financial institutions	169	165	485	242
Total interest and dividend income	$17,006	$12,873	$49,957	$36,284

Interest Expense
Interest on deposits	$4,423	$2,584	$12,355	$7,018
Interest on federal funds purchased	48	16	141	17
Interest on short-term debt	48	—	48	67
Interest on subordinated notes	395	395	1,185	1,185
Total interest expense	$4,914	$2,995	$13,729	$8,287

Net Interest Income	$12,092	$9,878	$36,228	$27,997

Provision for loan losses	235	351	1,255	990
Net interest income after provision for loan losses	$11,857	$9,527	$34,973	$27,007

Noninterest Income
Service charges on deposit accounts	$240	$158	$651	$452
Gains on calls of securities held-to-maturity	3	—	3	—
BOLI income	198	110	414	329
Other fee income	239	480	888	714
Total noninterest income	$680	$748	$1,956	$1,495

Noninterest Expenses
Salaries and employee benefits	$4,349	$3,491	$12,533	$10,000
Occupancy and equipment expense	882	591	2,582	1,743
Data processing and network administration	414	321	1,196	886
State franchise taxes	424	296	1,272	888
Audit, legal and consulting fees	230	147	634	434
Merger and acquisition expense	51	274	133	671
Loan related expenses	125	61	293	179
FDIC insurance	—	133	222	358
Marketing, business development and advertising	121	89	410	269
Director fees	126	121	369	353
Postage, courier and telephone	57	50	151	150
Internet banking	112	83	320	225
Core deposit intangible amortization	95	5	293	16
Other operating expenses	377	286	1,135	858
Total noninterest expenses	$7,363	$5,948	$21,543	$17,030

Net income before income tax expense	$5,174	$4,327	$15,386	$11,472

Income tax expense	1,081	942	3,282	2,013

Net income	$4,093	$3,385	$12,104	$9,459

Earnings per share, basic	$0.30	$0.30	$0.88	$0.85

Earnings per share, diluted	$0.28	$0.27	$0.82	$0.78

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net income	$4,093	$3,385	$12,104	$9,459
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $214 and $946 for the three and nine months September 30, 2019, respectively, net of tax benefit of $144 and $621 for the three and nine months ended September 30, 2018, respectively.	456	(540)	3,218	(2,336)
Unrealized loss on interest rate swaps, net of tax benefit of $28 and $28 for the three and nine months ended September 30, 2019.	(106)	—	(106)
Total other comprehensive income (loss)	$350	$(540)	$3,112	$(2,336)
Total comprehensive income	$4,443	$2,845	$15,216	$7,123

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	2019	2018
Cash Flows From Operating Activities
Reconciliation of net income to net cash provided by operating activities:
Net income	$12,104	$9,459
Depreciation	479	340
Provision for loan losses	1,255	990
Net amortization of premium of securities	277	419
Net amortization of deferred loan costs and purchase premiums	494	491
Net accretion of acquisition accounting adjustments	339	—
Gain on calls of held-to-maturity securities	(3)	—
Amortization of subordinated debt issuance costs	60	60
Stock-based compensation expense	470	531
BOLI income	(414)	(329)
Core deposits intangible amortization	293	16
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(3,774)	(3,771)
Increase in accrued interest payable, accrued expenses and other liabilities	3,541	837
Net cash provided by operating activities	$15,121	$9,043

Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$245	$245
Increase in interest-bearing deposits at other financial institutions	(58,926)	(31,257)
Purchases of securities available-for-sale	(16,535)	(11,815)
Proceeds from maturities and calls of securities held-to-maturity	1,500	—
Proceeds from maturities and calls of securities available-for-sale	750	—
Proceeds from redemptions of securities available-for-sale	14,859	12,776
Net purchase of restricted stock	(718)	(362)
Net increase in loans	(108,012)	(90,257)
Proceeds from sale of OREO	358	—
Purchases of BOLI	(10,000)	—
Purchases of premises and equipment, net	(237)	(524)
Net cash used in investing activities	$(176,716)	$(121,194)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$100,591	$155,586
Net increase (decrease) in time deposits	54,860	(89,763)
Increase in federal funds purchased	—	15,000
Net increase in FHLB advances	15,000	—
Common stock issuance	1,133	32,839
Net cash provided by financing activities	$171,584	$113,662

Net increase in cash and cash equivalents	$9,989	$1,511

Cash and cash equivalents, beginning of year	9,435	7,428

Cash and cash equivalents, end of year	$19,424	$8,939

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	9,459	—	9,459
Other comprehensive loss	—	—	—	—	(2,336)	(2,336)
Common stock issuance at $20 per share	1,750	18	31,737	—	—	31,755
Common stock issuance for options exercised	212	2	1,082	—	—	1,084
Stock-based compensation expense	—	—	531	—	—	531
Balance at September 30, 2018	12,831	$129	$107,358	$35,318	$(4,029)	$138,776

Balance at July 1, 2018	11,076	$111	$75,411	$31,933	$(3,489)	$103,966
Net income	—	—	—	3,385	—	3,385
Other comprehensive loss	—	—	—	—	(540)	(540)
Common stock issuance at $20 per share	1,750	18	31,737	—	—	31,755
Common stock issuance for options exercised	5	—	29	—	—	29
Stock-based compensation expense	—	—	181	—	—	181
Balance at September 30, 2018	12,831	$129	$107,358	$35,318	$(4,029)	$138,776

Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	12,104	—	12,104
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	3,112	3,112
Common stock issuance for options exercised	162	2	1,131	—	—	1,133
Stock-based compensation expense	—	—	470	—	—	470
Balance at September 30, 2019	13,875	$139	$125,483	$48,746	$701	$175,069

Balance at July 1, 2019	13,840	$138	$125,021	$44,653	$351	$170,163
Net income	—	—	—	4,093	—	4,093
Other comprehensive income	—	—	—	—	350	350
Common stock issuance for options exercised	35	1	264	—	—	265
Stock-based compensation expense	—	—	198	—	—	198
Balance at September 30, 2019	13,875	$139	$125,483	$48,746	$701	$175,069

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies included in the FASB’s Exposure Draft.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Note 2.           Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2019 and December 31, 2018, are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(2)	$998
Securities of state and local municipalities tax exempt	3,667	70	—	3,737
Securities of state and local municipalities taxable	1,514	—	(20)	1,494
Corporate bonds	5,000	56	(86)	4,970
SBA pass-through securities	163	—	(2)	161
Mortgage-backed securities	97,565	1,054	(274)	98,345
Collateralized mortgage obligations	26,338	362	(137)	26,563
Total Available-for-sale Securities	$135,247	$1,542	$(521)	$136,268

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value

Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Securities of U.S. government and federal agencies	1,497	—	(20)	1,477
Total Held-to-maturity Securities	$1,761	$—	$(26)	$1,735

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(44)	$956
Securities of state and local municipalities tax exempt	3,678	—	(39)	3,639
Securities of state and local municipalities taxable	2,378	—	(70)	2,308
Corporate bonds	5,000	92	(79)	5,013
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(5)	195
Mortgage-backed securities	90,234	94	(2,291)	88,037
Collateralized mortgage obligations	23,945	10	(810)	23,145
Total Available-for-sale Securities	$126,680	$196	$(3,339)	$123,537

The Company had $12.0 million and $0 in securities pledged with the Federal Reserve Bank to collateralize certain municipal deposits at September 30, 2019 and December 31, 2018, respectively.  There were no securities pledged with the Treasury Board of Virginia at the Community Bankers’ Bank at September 30, 2019.  There was $8.1 million in such securities pledged as of December 31, 2018.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the

Notes to Unaudited Consolidated Financial Statements

(Continued)

past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$998	$(2)	$998	$(2)
Securities of state and local municipalities taxable	—	—	994	(20)	994	(20)
Corporate bonds	—	—	915	(86)	915	(86)
SBA pass-through securities	—	—	161	(2)	161	(2)
Mortgage-backed securities	10,252	(22)	23,478	(252)	33,730	(274)
Collateralized mortgage obligations	1,732	(6)	11,315	(131)	13,047	(137)
Total	$11,984	$(28)	$37,861	$(493)	$49,845	$(521)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$—	$—	$2,433	$(64)	$2,433	$(64)
Securities of state and local municipalities tax exempt	263	(1)	3,634	(44)	3,897	(45)
Securities of state and local municipalities taxable	757	(1)	1,551	(69)	2,308	(70)
Corporate bonds	988	(12)	933	(67)	1,921	(79)
Certificates of deposit	—	—	244	(1)	244	(1)
SBA pass-through securities	—	—	195	(5)	195	(5)
Mortgage-backed securities	12,743	(59)	60,656	(2,232)	73,399	(2,291)
Collateralized mortgage obligations	—	—	16,790	(810)	16,790	(810)
Total	$14,751	$(73)	$86,436	$(3,292)	$101,187	$(3,365)

Notes to Unaudited Consolidated Financial Statements

(Continued)

Securities of U.S. government and federal agencies: The unrealized loss on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Securities of state and local municipalities: The unrealized losses on the Company’s investment in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Four of the eight investments carry an S&P investment grade rating of AA+ or above, one has a rating of AA-, one has an AA rating, while the remaining two do not carry a rating.

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

SBA pass-through securities: The unrealized loss on the Company’s single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on those investments is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider that investment to be other-than-temporarily impaired at September 30, 2019.

Mortgage-backed securities: The unrealized losses on the Company’s investment in thirty-one mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with twenty-five CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

The amortized cost and fair value of securities as of September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements

(Continued)

	September 30, 2019
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Less than 1 year	$—	$—	$500	$500
After 5 years through 10 years	264	270	22,977	23,090
After 10 years	—	—	111,770	112,678
Total	$264	$270	$135,247	$136,268

For the nine months ended September 30, 2019 and September 30, 2018, proceeds from maturities, calls and principal repayments of securities were $14.9 million and $12.8 million, respectively.  During the nine months ended September 30, 2019, proceeds from calls and maturities of securities were $2.5 million and gross realized gains of approximately $3,000. There were no realized losses on the sale of securities for the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, there were no proceeds from sales of securities available-for-sale, no gross realized gains, and no realized losses.

Note 3.           Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	September 30, 2019			December 31, 2018
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$707,029	$52,436	$759,465	$616,614	$66,988	$683,602
Commercial and industrial	117,439	7,419	124,858	128,909	8,419	137,328
Commercial construction	209,998	5,823	215,821	141,694	11,645	153,339
Consumer residential	83,346	37,032	120,378	87,609	43,822	131,431
Consumer nonresidential	24,790	111	24,901	32,184	124	32,308
	$1,142,602	$102,821	$1,245,423	$1,007,010	$130,998	$1,138,008
Less:
Allowance for loan losses	9,997	71	10,068	9,159	—	9,159
Unearned income and (unamortized premiums), net	2,018	—	2,018	1,265	—	1,265
Loans, net	$1,130,587	$102,750	$1,233,337	$996,586	$130,998	$1,127,584

During 2018, as a result of the Company’s acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows:

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	September 30, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,439
Carrying amount	1,734

Other acquired loans
Outstanding principal balance	102,516
Carrying amount	101,087

Total acquired loans
Outstanding principal balance	104,955
Carrying amount	102,821

(In thousands)	December 31, 2018
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$2,533
Carrying amount	1,401

Other acquired loans
Outstanding principal balance	131,286
Carrying amount	129,597

Total acquired loans
Outstanding principal balance	133,819
Carrying amount	130,998

The following table presents changes during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2019	$357
Accretion	(110)
Reclassification of nonaccretable difference due to improvement in expected cash flows	16
Other changes, net	69
Balance at September 30, 2019	$332

(In thousands)
Balance at January 1, 2018	$—
Accretable yield at acquisition date	379
Accretion	(22)
Balance at December 31, 2018	$357

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018, follows:

Allowance for Loan Losses

For the three months ended September 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total

Allowance for credit losses:
Beginning Balance, July 1	$5,989	$1,411	$1,888	$494	$214	$9,996
Charge-offs	—	—	—	—	(187)	(187)
Recoveries	—	—	—	—	24	24
Provision	52	(105)	176	(42)	154	235
Ending Balance	$6,041	$1,306	$2,064	$452	$205	$10,068

Allowance for Loan Losses

For the nine months ended September 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total

Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	—	—	—	—	(370)	(370)
Recoveries	—	—	—	—	24	24
Provision	493	(168)	779	(66)	217	1,255
Ending Balance	$6,041	$1,306	$2,064	$452	$205	$10,068

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

For the three months ended September 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance, July 1	$5,275	$869	$1,306	$604	$208	$36	$8,298
Charge-offs	—	—	—	—	(118)	—	(118)
Recoveries	—	10	—	—	35	—	45
Provision	209	18	31	10	69	14	351
Ending Balance	$5,484	$897	$1,337	$614	$194	$50	$8,576

Allowance for Loan Losses

For the nine months ended September 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance, January 1	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	—	(128)	—	(214)
Recoveries	—	40	—	—	35	—	75
Provision	652	175	146	(12)	19	10	990
Ending Balance	$5,484	$897	$1,337	$614	$194	$50	$8,576

Allowance for Loan Losses

For the year ended December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Beginning Balance, January 1	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	(187)	(292)	—	(565)
Recoveries	—	26	—	1	52	—	79
Provision	716	766	94	78	306	(40)	1,920
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of September 30, 2019 and 2018, and at December 31, 2018, by portfolio segment:

Allowance for Loan Losses

At September 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$19	$321	$—	$29	23	$392
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	6,022	985	2,064	423	182	9,676
	$6,041	$1,306	$2,064	$452	$205	$10,068

Loans Receivable

At September 30, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,503	$5,472	$—	$200	23	$11,198
Purchased credit impaired	960	409	—	365	—	1,734
Collectively evaluated for impairment	753,002	118,977	215,821	119,813	24,878	1,232,491
	$759,465	$124,858	$215,821	$120,378	$24,901	$1,245,423

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At September 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,484	897	1,337	614	194	50	8,576
	$5,484	$897	$1,337	$614	$194	50	$8,576

Loans Receivable

At September 30, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$724	$128	$—	$587	$—	$—	$1,439
Collectively evaluated for impairment	592,817	108,394	144,830	105,742	26,327	—	978,110
	$593,541	$108,522	$144,830	$106,329	$26,327	$—	$979,549

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$372	$—	$1	$—	$—	$373
Purchased credit impaired	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,548	1,102	1,285	517	334	—	8,786
	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

Loans Receivable

At December 31, 2018

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total

Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,306	$2,969	$—	$182	$—	$—	$4,457
Purchased credit impaired	139	467	421	374	—	—	1,401
Collectively evaluated for impairment	682,157	133,892	152,918	130,875	32,308	—	1,132,150
	$683,602	$137,328	$153,339	$131,431	$32,308	$—	$1,138,008

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at September 30, 2019 and December 31, 2018, are summarized as follows:

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,786	1,786	321	1,790	104
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$1,786	$1,786	$321	$1,790	$104

September 30, 2019
With no related allowance:
Commercial real estate	$5,293	$5,296	$—	$5,314	$184
Commercial and industrial	3,686	3,687	—	5,954	281
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$8,979	$8,983	$—	$11,268	$465

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With an allowance recorded:
Commercial real estate	$36	$28	$19	$181	$11
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	169	163	29	163	8
Consumer nonresidential	23	23	23	24	2
	$228	$214	$71	$368	$21

September 30, 2019
With no related allowance:
Commercial real estate	$174	$165	$—	$165	$10
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	31	31	—	33	2
Consumer nonresidential	—	—	—	—	—
	205	196	$—	198	12

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans - Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,793	1,793	372	1,801	100
Commercial construction	—	—	—	—	—
Consumer residential	182	182	1	184	12
Consumer nonresidential	—	—	—	—	—
	$1,975	$1,975	$373	$1,985	$112

December 31, 2018
With no related allowance:
Commercial real estate	$1,306	$1,319	$—	$1,321	$68
Commercial and industrial	1,156	1,170	—	1,378	81
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,462	$2,489	$—	$2,699	$149

Impaired Loans - Acquired Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

December 31, 2018
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	20	20	—	58	3
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$20	$20	$—	$58	$3

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of September 30, 2019 and December 31, 2018:

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of September 30, 2019 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$687,003	$107,661	$206,911	$82,540	$24,771	$1,108,886
Special mention	15,834	4,470	3,087	704	19	24,114
Substandard	4,192	5,308	—	102	—	9,602
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$707,029	$117,439	$209,998	$83,346	$24,790	$1,142,602

As of September 30, 2019 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$51,265	$7,010	$5,823	$36,399	$88	$100,585
Special mention	875	—	—	141	—	1,016
Substandard	296	409	—	492	23	1,220
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,436	$7,419	$5,823	$37,032	$111	$102,821

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$610,580	$124,349	$141,694	$86,848	$32,184	$995,655
Special mention	6,034	1,783	—	761	—	8,578
Substandard	—	2,777	—	—	—	2,777
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$616,614	$128,909	$141,694	$87,609	$32,184	$1,007,010

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$66,849	$7,952	$11,224	$43,811	$124	$129,960
Special mention	56	—	421	—	—	477
Substandard	83	467	—	11	—	561
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$66,988	$8,419	$11,645	$43,822	$124	$130,998

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  The

Notes to Unaudited Consolidated Financial Statements

(Continued)

Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At September 30, 2019, the Company had $24.1 million in loans identified as special mention within the originated loan portfolio, an increase of $15.5 million from December 31, 2018.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention.  The increase from December 31, 2018 is concentrated in four loans that were added to this risk category during the second quarter of 2019.  These loans do not have a specific reserve and are considered well-secured.  At September 30, 2019, the Company had $9.6 million in loans identified as substandard within the originated loan portfolio, an increase of $6.8 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  As of September 30, 2019, specific reserves on originated and acquired loans totaling $392 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows at September 30, 2019 and December 31, 2018:

As of September 30, 2019 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$775	$504	$335	$1,614	$705,415	$707,029	$335	$5,961
Commercial and industrial	321	69	292	682	116,757	117,439	292	2,604
Commercial construction	—	1,263	—	1,263	208,735	209,998	—	—
Consumer residential	768	165	—	933	82,413	83,346	—	—
Consumer nonresidential	132	20	99	251	24,539	24,790	99	—
Total	$1,996	$2,021	$726	$4,743	$1,137,859	$1,142,602	$726	$8,565

As of September 30, 2019 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$—	$—	$—	$—	$52,436	$52,436	$—	$296
Commercial and industrial	—	—	—	—	7,419	7,419	—	268
Commercial construction	—	—	—	—	5,823	5,823	—	—
Consumer residential	47	382	—	429	36,603	37,032	—	566
Consumer nonresidential	—	—	—	—	111	111	—	23
Total	$47	$382	$—	$429	$102,392	$102,821	$—	$1,153

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of December 31, 2018 - Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$3,062	$2,148	$—	$5,210	$611,404	$616,614	$—	$—
Commercial and industrial	68	181	2,701	2,950	125,959	128,909	1,031	1,769
Commercial construction	—	—	—	—	141,694	141,694	—	—
Consumer residential	843	345	—	1,188	86,421	87,609	—	182
Consumer nonresidential	111	44	—	155	32,029	32,184	—	—
Total	$4,084	$2,718	$2,701	$9,503	$997,507	$1,007,010	$1,031	$1,951

As of December 31, 2018 - Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals

Commercial real estate	$1,001	$83	$56	$1,140	$65,848	$66,988	$—	$56
Commercial and industrial	446	—	—	446	7,973	8,419	—	—
Commercial construction	186	—	—	186	11,459	11,645	—	—
Consumer residential	2,785	612	173	3,570	40,252	43,822	—	173
Consumer nonresidential	—	—	—	—	124	124	—	—
Total	$4,418	$695	$229	$5,342	$125,656	$130,998	$—	$229

As of September 30, 2019, there were $174 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were none as of December 31, 2018.

There were overdrafts of $207 thousand and $28 thousand at September 30, 2019 and December 31, 2018, which have been reclassified from deposits to loans. At September 30, 2019 and December 31, 2018 loans with a carrying value of $158.0 million and $173.0 million were pledged to the Federal Home Loan Bank of Atlanta.

There was a default of one troubled debt restructuring (TDR) during the twelve months since its restructuring for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, no TDRs defaulted within twelve months of the restructuring.

The following table presents loans classified as TDR’s during the nine months ended September 30, 2019:

For the nine months ended September 30, 2019

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

There were no loans classified as TDR’s in the nine months ended September 30, 2018.

As of September 30, 2019, and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $3.9 million and $203 thousand, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Note 4.                                 Derivative Financial Instruments

The Company enters into interest rate swap agreements (‘‘swap agreements’’) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2019 and December 31, 2018. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of September 30, 2019, the Company entered into sixteen interest rate swap agreements which are collateralized with $8.1 million in cash.  There were eight agreements outstanding as of December 31, 2018 which were collateralized with $1.6 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$89,889	$(7,665)
Pay Fixed/Receive Variable Swaps	89,889	7,665

	December 31, 2018
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$47,381	$(1,705)
Pay Fixed/Receive Variable Swaps	47,381	1,705

Notes to Unaudited Consolidated Financial Statements

(Continued)

Interest Rate Risk Management—Cash Flow Hedging Instruments

The Company uses FHLB advances and other wholesale funding from time to time as a source of funds for use in the Company’s lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments).  The Company believes it is prudent to reduce this interest rate risk.  To meet this objective, the Company entered into an interest rate swap agreement whereby the Company reduces the interest rate risk associated with the Company’s variable rate advances (or other wholesale funding) from the designation date of July 30, 2019 and going through July 30, 2022 (the maturity date).

At September 30, 2019, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) is as follows:

(Dollars in thousands)
Notional amount	$ 15,000
Weighted average pay rate	1.88%
Weighted average receive rate	1.90%
Weighted average maturity in years	3 year
Unrealized loss relating to interest rate swaps	$ (134)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At September 30, 2019, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2019, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At September 30, 2019 and December 31, 2018, the following financial instruments were outstanding which contract amounts represent credit risk:

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	September 30, 2019	December 31, 2018

Commitments to grant loans	$16,700	$22,349
Unused commitments to fund loans and lines of credit	258,248	216,043
Commercial and standby letters of credit	9,901	9,383

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

The Company maintains its cash accounts with the Federal Reserve and correspondent banks.  The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $13.3 million and $5.1 million at September 30, 2019 and December 31, 2018, respectively.

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

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At September 30, 2019, 164,597 shares were available to grant under the Plan.

Notes to Unaudited Consolidated Financial Statements

(Continued)

No options were granted during the nine months ended September 30, 2019 and 2018, respectively.

A summary of option activity under the Plan as of September 30, 2019, and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)

Outstanding at January 1, 2019	1,976,247	$8.00	4.98
Granted	—	—
Exercised	(161,442)	7.02
Forfeited or expired	(4,646)	10.36
Outstanding at September 30, 2019	1,810,159	$8.08	4.34	$17,159,253
Exercisable at September 30, 2019	1,728,855	$7.92	4.23	$16,668,177

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the plan was $198 thousand and $181 thousand for the three months ended September 30, 2019 and 2018, respectively. Total compensation cost for the nine months ended September 30, 2019 and 2018 was $470 thousand and $531 thousand, respectively. As of September 30, 2019, there was unamortized compensation expense of $155 thousand that will be amortized over a weighted-average period of 10 months. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $67 and $5 thousand for the three months ended September 30, 2019 and 2018, respectively. Tax benefits recognized for nonqualified stock options during the nine months ended September 30, 2019 and 2018 totaled $162 thousand and $288 thousand, respectively.

79,460 units of restricted stock were granted during the nine months ended September 30, 2019.  There were no restricted stock units granted during the nine months ended September 30, 2018.

A summary of the Company’s restricted stock grant activity as of September 30, 2019 is shown below.

Notes to Unaudited Consolidated Financial Statements

(Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	50,629	$17.57
Granted	79,460	19.18
Vested	(719)	16.41
Forfeited	(5,031)	18.48
Balance at September 30, 2019	124,339	$18.57

As of September 30, 2019, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 42 months.

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

Level 1 –                      Valuation is based on quoted prices in active markets for identical assets and liabilities.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Level 2 –                      Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –                      Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Cash flow hedges: The Company has interest rate swap derivatives that are designated as cash flow hedges and are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		September 30, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Description
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$998	$—	$998	$—
Securities of state and local municipalities tax exempt	3,737	—	3,737	—
Securities of state and local municipalities taxable	1,494	—	1,494	—
Corporate bonds	4,970	—	4,970	—
SBA pass-through securities	161	—	161	—
Mortgage-backed securities	98,345	—	98,345	—
Collateralized mortgage obligations	26,563	—	26,563	—
Total Available-for-Sale Securities	$136,268	$—	$136,268	$—
Derivative asset - cash flow hedges	28	—	28	—
Derivative liability - cash flow hedges	134	—	134	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements at
		December 31, 2018 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Description
Assets
Available-for-sale
Securities of U.S.government and federal agencies	$956	$—	$956	$—
Securities of state and local municipalities tax exempt	3,639	—	3,639	—
Securities of state and local municipalities taxable	2,308	—	2,308	—
Corporate bonds	5,013	—	5,013	—
Certificates of deposit	244	—	244	—
SBA pass-through securities	195	—	195	—
Mortgage-backed securities	88,037	—	88,037	—
Collateralized mortgage obligations	23,145	—	23,145	—
Total Available-for-Sale Securities	$123,537	$—	$123,537	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the present value of future cash flows, observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
(In thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Description
Assets
Impaired loans	$1,622	$—	$—	$1,622
Other real estate owned	$3,866	$—	$—	$3,866

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
(In thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Description
Assets
Impaired loans	$1,602	$—	$—	$1,602
Other real estate owned	$4,224	$—	$358	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2019 and December 31, 2018:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2019
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired loans	$1,622	Discounted value	Marketability/Selling costs	5% - 8% (7.77)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired loans	$1,602	Discounted value	Marketability/Selling costs	0.60% - 11% (10.89)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018.  Fair values for September 30, 2019 and December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of September 30, 2019, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,424	$19,424	$—	$—
Interest-bearing deposits at other institutions	92,986	92,986	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	136,268	—	136,268	—
Restricted stock	6,017	—	6,017	—
Loans, net	1,233,337	—	—	1,221,942
Bank owned life insurance	26,820	—	26,820	—
Accrued interest receivable	4,279	—	4,279	—

Financial liabilities:
Checking, savings and money market accounts	$917,645	$—	$917,645	$—
Time deposits	400,075	—	400,955	—
FHLB advances	15,000	—	15,027	—
Subordinated notes	24,467	—	25,152	—
Accrued interest payable	924	—	924	—

		Fair Value Measurements as of December 31, 2018, using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,435	$9,435	$—	$—
Interest-bearing deposits at other institutions	34,060	34,060	—	—
Securities held-to-maturity	1,761	—	1,735
Securities available-for-sale	123,537	—	123,537	—
Restricted stock	5,299	—	5,299	—
Loans, net	1,127,584	—	—	1,116,012
Bank owned life insurance	16,406	—	16,406	—
Accrued interest receivable	4,050	—	4,050	—

Financial liabilities:
Checking, savings and money market accounts	$817,054	$—	$817,054	$—
Time deposits	345,386	—	344,877	—
Subordinated notes	24,407	—	24,515	—
Accrued interest payable	811	—	811	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 8.                                 Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company.  Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share.

The following shows the weighted average number of shares used in computing earnings per    share and the effect of weighted average number of shares of dilutive potential common stock.  Dilutive potential common stock has no effect on income available to common stockholders.  There were no anti-dilutive shares for each of the periods ended September 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018

Net income	$4,093	$3,385	$12,104	$9,459

Weighted average number of shares	13,862	11,325	13,796	11,094

Effect of dilutive securities, restricted stock units and options	1,005	1,145	1,026	1,102

Weighted average diluted shares	14,867	12,470	14,822	12,196

Basic EPS	$0.30	$0.30	$0.88	$0.85
Diluted EPS	$0.28	$0.27	$0.82	$0.78

Note 9.                                 Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2019 and 2018 are shown in the following table. The Company has two components, which are available-for-sale securities and interest rate swap, for the periods presented.

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)
Three Months Ended September 30, 2019	Available-for-Sale Securities	Interest Rate Swap	Total
Balance, beginning of period	$351	$—	$351
Net unrealized gains (losses) during the period	456	(106)	350
Other comprehensive income (loss), net of tax	456	(106)	350
Balance, end of period	$807	$(106)	$701

(In thousands)
Nine Months Months Ended September 30, 2019	Available-for-Sale Securities	Interest Rate Swap	Total
Balance, beginning of period	$(2,411)	$—	$(2,411)
Net unrealized gains (losses) during the period	3,218	(106)	3,112
Other comprehensive income (loss), net of tax	3,218	(106)	3,112
Balance, end of period	$807	$(106)	$701

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Available-for-Sale Securities	2018	2018
Balance, beginning of period	$(3,489)	$(1,693)
Net unrealized gains (losses) during the period	(540)	(2,336)
Other comprehensive income (loss), net of tax	(540)	(2,336)
Balance, end of period	$(4,029)	$(4,029)

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

The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At September 30, 2019 and December 31, 2018, $21 million of the proceeds of the Company’s subordinated notes have been included in the Bank’s Tier 1 capital.

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Other income

Other noninterest income consists of loan swap fees, insurance commissions, and other miscellaneous revenue streams not meeting the criteria above. When the Company enters into an interest rate swap agreement, the Company may receive an additional one-time payment fee which is recognized as income when received. The Company receives monthly recurring commissions based on a percentage of premiums issued and revenue is

Notes to Unaudited Consolidated Financial Statements

(Continued)

recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$240	$158	$651	$452
Fees, Exchange, and Other Service Charges	103	60	301	177
Other	6	10	31	37
Noninterest Income (in-scope of Topic 606)	349	228	983	666
Noninterest Income (out-scope of Topic 606)	331	520	973	829
Total Noninterest Income	$680	$748	$1,956	$1,495

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019, the Company did not have any significant contract balances.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 12.                          Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$13,616	$7,823
Income taxes	1,516	4,892
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	4,164	(2,957)
Unsettled purchases of available-for-sale securities	8,163	—
Initial right of use asset - operating leases	12,249	—
Initial lease liability - operating leases	12,656	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	2,378	—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following tables present information about leases:

(In thousands)	September 30, 2019
Lease Liability	$13,971
Right-of-Use-Asset	$13,597
Weighted Average Remaining Lease Term (Years)	11.3
Weighted Average discount rate	3.31%

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Operating Lease Expense	$551	$1,466	$315	$941

Cash paid for amounts included in lease liabilities	$398	$1,241	N/A	N/A
Right-of-use assets obtained in exchange for operating lease liabilities	2,078	2,378	N/A	N/A

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	September 30, 2019
Three months ending December 31, 2019	$437
Twelve months ending December 31, 2020	1,546
Twelve months ending December 31, 2021	1,559
Twelve months ending December 31, 2022	1,599
Twelve months ending December 31, 2023	1,596
Twelve months ending December 31, 2024	1,567
Thereafter	8,550
Total	$16,854
Less: discount	(2,883)
$13,971

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2019 and December 31, 2018 and the results of our operations for the three and nine months ended September 30, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results of operations for the balance of 2019, or for any other period.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

•                  the expected growth opportunities or cost savings from an acquisition may not be fully realized or may take longer to realize than expected; and

•                  deposit attrition, operating costs, customer losses, and business disruption following a merger, including adverse effects on relationships with employees, may be greater than expected.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At September 30, 2019, we had specific reserves for impairment of acquired loans within our allowance for loan losses totaling $71 thousand for three loans that had further deteriorated post acquisition.

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

LIBOR and Other Benchmark Rates

Following the announcement by the United Kingdom’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (ARRs) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

Financial Overview

During 2019, we have continued to expand our market area through organic growth and have continued leveraging our recent acquisition of Colombo, as well as capitalizing on market disruption as a result of recent merger activity.

•                  Total assets increased to $1.57 billion compared to $1.35 billion at September 30, 2019 and December 31, 2018, respectively, an increase of $213.6 million, or 15.8%.

•                  Total loans, net of deferred fees, increased $106.7 million, or 9.4%, from December 31, 2018 to September 30, 2019. Nonperforming loans, including loans past due 90 days or more and still accruing, as a percentage of total assets was 0.67% at September 30, 2019, compared to 0.24% at December 31, 2018.  Nonperforming assets, which includes nonperforming loans and other real estate owned, as a percentage of total assets was 0.91% and 0.55%, at September 30, 2019 and December 31, 2018, respectively.

•                  Total deposits increased $155.3 million, or 13.4%, from December 31, 2018 to September 30, 2019.

•                  Tangible book value per share at September 30, 2019 was $12.03, an increase from $10.93 at December 31, 2018 and $10.81 at September 30, 2018.

•                  Net income was $4.1 million for the three months ended September 30, 2019 compared to $3.4 million for the same period of 2018.  For the nine months ended September 30, 2019 and 2018, net income was $12.1 million and $9.5 million, respectively.

Results of Operations—Three and Nine months Ended September 30, 2019 and 2018

Overview

We recorded net income of $4.1 million, or $0.28 per diluted common share, for the three months ended September 30, 2019, compared to net income of $3.4 million, or $0.27 per diluted common share for the three months ended September 30, 2018. Our results for the three months ended September 30, 2018 were impacted by merger-related expenses totaling $274 thousand relating to our acquisition of Colombo. Excluding these merger-related expenses, we would have recorded net income of $3.6 million, or $0.29 per diluted common share for the quarter ended September 30, 2018. Net interest income increased $2.2 million to $12.1 million for the three months ended September 30, 2019, compared to $9.9 million for the three months ended September 30, 2018, a result of an increase in interest-earning assets through organic growth and acquisition. Provision for loan losses was $235 thousand for the three months ended September 30, 2019, compared to $351 thousand for the same period of 2018. Noninterest income decreased $68 thousand to $680 thousand for the three months ended September 30, 2019 as compared to $748 thousand for 2018, primarily a result of a decrease in loan swap fee income during the third quarter of 2019. Noninterest expense was $7.4 million for the three months ended September 30, 2019 compared to $5.9 million for the same three month period of 2018, primarily due to an increase in salaries and benefits expense for additions to business development and back office staffing as a result of our acquisition of Colombo in addition to increases in occupancy and data processing expenses all a result of our acquisition of Colombo.

The annualized return on average assets for the three months ended September 30, 2019 and 2018 was 1.10% and 1.18%, respectively. The annualized return on average equity for the three months ended September 30, 2019 and 2018 was 9.46% and 12.23%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the three months ended September 30, 2019 was 1.11% and 9.54%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the three months ended September 30, 2018 was 1.27% and 13.13%, respectively. Merger related expenses incurred during the three months ended September 30, 2019 are primarily related to early contract termination costs that occurred during those periods as a result of data lines used and then ultimately converted to the Company’s existing infrastructure during the third quarter of 2019.  For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

For the nine months ended September 30, 2019 and 2018, net income was $12.1 million and $9.5 million, respectively.  Earnings per share on a diluted basis was $0.82 and $0.78 for the nine months ended September 30, 2019 and 2018, respectively.  Results for the nine months ended September 30, 2019 and 2018 were impacted by merger-related expenses of $133 thousand and $671 thousand, respectively. Excluding merger-related expenses, we recorded net income for the nine months ended September 30, 2019 totaling $12.2 million, or $0.82 per diluted common share and net income for the nine months ended September 30, 2018 totaling $10.0 million, or $0.82 per diluted common share. Merger related expenses incurred during the nine months ended September 30, 2019 are primarily related to early contract termination costs that occurred during those periods as a result of data lines used and then ultimately converted to the Company’s existing infrastructure during the third quarter of 2019.  For a reconciliation of our earnings as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Net interest income increased $8.2 million to $36.2 million for the nine months ended September 30, 2019, compared to $28.0 million for the nine months ended September 30, 2018, a result of an increase in interest-earning assets. Provision for loan losses was $1.3 million for the nine months ended September 30, 2019, compared to $990 thousand for the same period of 2018.  Noninterest income was $2.0 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in noninterest income was primarily related to increases in service charges on deposit accounts and other fee income for 2019 as compared to 2018, primarily a result of the increase in the customer base from the acquisition of Colombo.  Noninterest expense was $21.5 million for the nine months ended September 30, 2019 compared to $17.0 million for the same nine month period of 2018, primarily due to an increase in salaries and benefits expense for additions to staffing over the past year and occupancy and data processing expenses all a result of our acquisition of Colombo.

The annualized return on average assets for the nine months ended September 30, 2019 and 2018 was 1.13% and 1.15%, respectively. The annualized return on average equity for the nine months ended September 30, 2019 and 2018 was 9.65% and 12.09%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2019 was 1.14% and 9.73%, respectively. Excluding merger-related expenses, the annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2018 was 1.22% and 12.81%, respectively. For a reconciliation of these performance metrics as adjusted for the merger-related expenses, please refer to “Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)” below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (as reported)	$4,093	$3,385	$12,104	$9,459
Add: merger and acquisition expense	51	274	133	671
Subtract: provision for income taxes associated with non-GAAP adjustments	(12)	(24)	(31)	(107)
Net income, excluding merger and acquisition expense, net of tax (non-GAAP)	$4,132	$3,635	$12,206	$10,023

Earnings per share - basic (excluding merger and acquisition expense)	$0.30	$0.32	$0.88	$0.90

Earnings per share - diluted (excluding merger and acquisition expense)	$0.28	$0.29	$0.82	$0.82

Return on average assets (non-GAAP net income)	1.11%	1.27%	1.14%	1.22%
Return on average equity (non-GAAP net income)	9.55%	13.13%	9.73%	12.81%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2019 and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$770,752	$9,266	4.81%	$575,738	$6,787	4.72%
Commercial and industrial	129,174	1,893	5.86%	110,241	1,600	5.81%
Commercial construction	194,327	2,784	5.73%	140,213	1,890	5.39%
Consumer residential	122,958	1,529	4.98%	106,922	1,263	4.72%
Consumer nonresidential	24,149	443	7.34%	26,878	437	6.50%
Total loans (1)	1,241,360	15,915	5.13%	959,992	11,977	4.99%

Investment securities (2)	131,484	840	2.56%	116,496	679	2.33%
Restricted stock	5,669	88	6.20%	3,678	57	6.24%
Deposits at other financial institutions and federal funds sold	27,972	169	2.40%	35,988	165	1.82%

Total interest-earning assets and interest income	1,406,485	17,012	4.84%	1,116,154	12,878	4.62%

Noninterest-earning assets:
Cash and due from banks	10,221				2,386
Premises and equipment, net	2,073				1,416
Accrued interest and other assets	74,685				31,107
Allowance for loan losses	(10,034)				(8,421)
Total assets	$1,483,430				$1,142,642

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$324,658	$1,196	1.46%	$251,299	$697	1.10%
Savings and money markets	255,046	908	1.41%	190,176	566	1.18%
Time deposits	318,056	1,903	2.37%	249,508	1,018	1.62%
Wholesale deposits	67,376	416	2.45%	65,354	303	1.84%
Total interest - bearing deposits	965,136	4,423	1.82%	756,337	2,584	1.36%

Other borrowed funds	43,268	491	4.51%	27,173	411	6.00%

Total interest-bearing liabilities and interest expense	1,008,404	4,914	1.93%	783,510	2,995	1.52%

Noninterest-bearing liabilities:
Demand deposits	278,354			245,742
Other liabilities	23,523			2,662
Common stockholders’ equity	173,149			110,728
Total liabilities and stockholders’ equity	$1,483,430			$1,142,642

Net interest income and net interest margin (2)		$12,098	3.41%		$9,883	3.54%

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $314 thousand and $135 thousand for the three months ended September 30, 2019 and 2018, respectively.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 22.5% for 2019 and 21% for 2018.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2019.

Rate and Volume Analysis

For the Three Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	2019 Compared to 2018
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$2,299	$180	$2,479
Commercial and industrial	275	18	293
Commercial construction	729	165	894
Consumer residential	186	80	266
Consumer nonresidential	(44)	50	6
Total loans (1)	3,445	493	3,938

Investment securities (2)	87	74	161
Restricted stock	32	(1)	31
Deposits at other financial institutions and federal funds sold	(36)	40	4

Total interest income	3,528	606	4,134

Interest expense:

Interest - bearing deposits:
Interest checking	210	289	499
Savings and money markets	196	146	342
Time deposits	297	588	885
Wholesale deposits	9	103	112
Total interest - bearing deposits	712	1,126	1,838

Other borrowed funds	240	(159)	81
Total interest expense	952	967	1,919

Net interest income (2)	$2,576	$(361)	$2,215

(1)         Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented.

(2)         The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 22.5% for 2019 and 21% for 2018.

Net interest income for the three months ended September 30, 2019 was $12.1 million, compared to $9.9 million for the three months ended September 30, 2018, an increase of $2.2 million, or 22.4%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2019 compared to 2018 in addition to the earning assets acquired from Colombo. The yield on interest-earning assets increased 22 basis points to 4.84% for the three months ended September 30, 2019, compared to 4.62% for the same period of 2018. Offsetting this increase in yield was a 41 basis point increase in the cost of interest-bearing liabilities reflecting increasing rates on interest-bearing deposits.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2019 and 2018 was 3.41% and 3.54%, respectively. The decrease in our net interest margin was primarily a result of an increase in rate on our interest-bearing liabilities during 2019 as compared to 2018. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources. The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP Financial Measurements:
Interest income:
Loans	$15,915	$11,977	$46,601	$33,841
Deposits at other financial institutions and federal funds sold	169	165	485	242
Investment securities available-for-sale	832	661	2,609	1,992
Investment securities held-to-maturity	2	13	28	39
Restricted stock	88	57	234	170
Total interest income	17,006	12,873	49,957	36,284
Interest expense:
Interest-bearing deposits	4,423	2,584	12,355	7,018
Other borrowed funds	491	411	1,374	1,269
Total interest expense	4,914	2,995	13,729	8,287
Net interest income	$12,092	$9,878	$36,228	$27,997
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	6	5	18	17
Total tax benefit on tax-exempt interest income	$6	$5	$18	$17
Tax equivalent net interest income	$12,098	$9,883	$36,246	$28,014

Average interest-earning assets increased by 26.0% to $1.41 billion for the three months ended September 30, 2019 compared to $1.12 billion for the three months ended September 30, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $4.1 million, to $17.0 million for the three months ended September 30, 2019, compared to $12.9 million for the three months ended September 30, 2018. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $281.4 million, which contributed to an additional $3.4 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $493 thousand. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

Total average interest-bearing deposits increased $208.8 million to $965.1 million for the three months ended September 30, 2019 compared to $756.3 million for the three months ended September 30, 2018. Average noninterest-bearing deposits increased $32.6 million to $278.4 million for the three months ended September 30, 2019 compared to $245.7 million for the same period in 2018. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $73.4 million compared to 2018. Average wholesale deposits increased $2.0 million to $67.4 million for the third quarter of 2019 compared to $65.4 million for the third quarter of 2018. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate during 2018 which held at that level until July 2019, have contributed to the increase in our cost of interest-bearing deposits to 1.82% for the three months ended September 30, 2019, from 1.36% for the same period in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 149 basis points to 4.51% for the three months ended September 30, 2019, from 6.00% for the same period in 2018.  The decrease in the cost of other borrowed funds was a result of an FHLB advance recorded during the third quarter of 2019 with a rate of 1.88%.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2019 and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

 For the Nine Months Ended September 30, 2019 and 2018

(In thousands)

	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$722,758	$25,985	4.79%	$559,578	$19,503	4.65%
Commercial and industrial	133,083	6,182	6.19%	103,395	4,305	5.55%
Commercial construction	184,175	7,896	5.72%	128,618	5,009	5.19%
Consumer residential	128,794	4,990	5.17%	108,056	3,660	4.52%
Consumer nonresidential	27,316	1,548	7.56%	28,543	1,364	6.37%
Total loans (1)	1,196,126	46,601	5.19%	928,190	33,841	4.86%

Investment securities (2)	136,388	2,655	2.60%	118,391	2,048	2.31%
Restricted stock	5,359	234	5.83%	3,773	170	6.02%
Deposits at other financial institutions and federal funds sold	28,583	485	2.27%	22,821	242	1.42%

Total interest-earning assets and interest income	1,366,456	49,975	4.88%	1,073,175	36,301	4.51%

Noninterest-earning assets:
Cash and due from banks	7,891			2,422
Premises and equipment, net	2,172			1,347
Accrued interest and other assets	61,160			28,871
Allowance for loan losses	(9,597)			(8,148)
Total assets	$1,428,082			$1,097,667

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$307,372	$3,096	1.35%	$211,461	$1,588	1.00%
Savings and money markets	255,437	2,825	1.48%	188,560	1,490	1.06%
Time deposits	308,500	5,012	2.17%	252,130	2,824	1.50%
Wholesale deposits	76,713	1,422	2.48%	92,432	1,116	1.61%
Total interest - bearing deposits	948,022	12,355	1.74%	744,583	7,018	1.26%

Other borrowed funds	35,425	1,374	5.17%	30,251	1,269	5.61%

Total interest-bearing liabilities and interest expense	983,447	13,729	1.87%	774,834	8,287	1.43%

Noninterest-bearing liabilities:
Demand deposits	259,236			216,381
Other liabilities	18,202			2,105
Common stockholders’ equity	167,197			104,347
Total liabilities and stockholders’ equity	$1,428,082			$1,097,667

Net interest income and net interest margin		$36,246	3.55%		$28,014	3.48%

(1)                                 Nonaccrual loans are included in average balances and do not have a material effect on the average yield.  Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $707 thousand and $370 thousand for the nine months ended September 30, 2019 and 2018, respectively.

(2)                                 The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 22.5% for 2019 and 21% for 2018.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2019.

Rate and Volume Analysis For the Nine Months Ended September 30, 2019 and 2018 (In thousands)

	2019 Compared to 2018
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$5,687	$795	$6,482
Commercial and industrial	1,236	641	1,877
Commercial construction	2,164	723	2,887
Consumer residential	702	628	1,330
Consumer nonresidential	(59)	243	184
Total loans (1)	9,730	3,030	12,760

Investment securities (2)	311	296	607
Restricted stock	72	(8)	64
Deposits at other financial institutions and federal funds sold	62	181	243

Total interest income	10,175	3,499	13,674

Interest expense:

Interest - bearing deposits:
Interest checking	703	805	1,508
Savings and money markets	531	804	1,335
Time deposits	659	1,529	2,188
Wholesale deposits	(194)	500	306
Total interest - bearing deposits	1,699	3,638	5,337

Other borrowed funds	222	(117)	105
Total interest expense	1,921	3,521	5,442

Net interest income	$8,254	$(22)	$8,232

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

Net interest income for the nine months ended September 30, 2019 was $36.2 million, compared to $28.0 million for the nine months ended September 30, 2018, an increase of $8.2 million, or 29.4%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2019 compared to 2018 in addition to the earnings assets acquired from Colombo. The yield on interest-earning assets increased 37 basis points to 4.88% for the nine months ended September 30, 2019, compared to 4.51% for the same period of 2018, a result of the increased rate environment earlier in the year. Offsetting this increase in yield was a 44 basis point increase in the cost of interest-bearing liabilities, primarily reflecting increasing rates of interest-bearing deposits.

Average interest-earning assets increased by 27.3% to $1.37 billion for the nine months ended September 30, 2019 compared to $1.07 billion for the nine months ended September 30, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $13.7 million, to $50.0 million for the nine months ended September 30, 2019, compared to $36.3 million for the nine months ended September 30, 2018. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $268.0 million, which contributed to an additional $9.7 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $3.0 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

Total average interest-bearing deposits increased $203.4 million to $948.0 million for the nine months ended September 30, 2019 compared to $744.6 million for the nine months ended September 30, 2018. Average noninterest-bearing deposits increased $42.9 million to $259.2 million for the nine months ended September 30, 2019 compared to $216.4 million for the same period in 2018. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $95.9 million compared to 2018. Average wholesale deposits decreased $15.7 million to $76.7 million for the nine months ended September 30, 2019 compared to $92.4 million for the nine months ended September 30, 2018. This change in the mix of our interest-bearing liabilities, in addition to the increases in the targeted fed funds rate during 2018 which held at that level until July 2019, have contributed to the increase in our cost of interest-bearing deposits to 1.74% for the nine months ended September 30, 2019, from 1.26% for the same period in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 44 basis points to 5.17% for the nine months ended September 30, 2019, from 5.61% for the same period in 2018. The decrease in the cost of other borrowed funds was a result of an FHLB advance recorded during the third quarter of 2019 with a rate of 1.88%.

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

We recorded a provision for loan losses of $235 thousand for the three months ended September 30, 2019 compared to a provision for loan losses of $351 thousand for the same period of 2018, which primarily reflects our increase in loan origination volume while maintaining a low level of problem loans. For the nine months ended September 30, 2019 and 2018, provisions for loan losses was $1.3 million and $990 thousand, respectively.  Specific reserves decreased $6 thousand and increased $20 thousand for the three and nine months ended September 30, 2019, respectively, a result of the liquidation analysis completed for impaired loans for the third quarter of 2019.  See “Asset Quality” below for additional information on the credit quality of the loan portfolio.  The allowance for loan losses at September 30, 2019 was $10.1 million compared to $9.2 million at December 31, 2018. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for each of September 30, 2019 and December 31, 2018 was 0.81%.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended September 30, 2019 and 2018 was $680 thousand and $748 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $479 thousand for the three months ended September 30, 2019, a decrease of 24.9%, as compared to the same quarter of 2018, a result of a decrease in loan swap fee income recorded during the third quarter of 2019.

For the nine months ended September 30, 2019 and 2018, noninterest income was $2.0 million and $1.5 million, respectively. Included in noninterest income for the nine months ended September 30, 2019 is fee income from loan swap activity totaling $408 thousand compared to $430 thousand for the nine months ended September 30, 2018.  We anticipate that loan swap fee income will decrease from prior levels as a result of the current yield curve environment.  Fee income from fees on loans, service charges on deposits, and other fee income was $1.5 million for the nine months ended September 30, 2019, an increase of 32.0%, as compared to the same period of 2018, a result of an increase in customer relationships over the past year.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $7.4 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively.

Salaries and benefits expense increased $858 thousand to $4.3 million for the three months ended September 30, 2019 compared to $3.5 million for the same period in 2018. The increase in salaries and benefits expense is primarily related to increases in our business development and back office personnel to support our growth plans and staffing we retained from our acquisition of Colombo. Occupancy and equipment expense increased $291 thousand for the three months ended September 30, 2019 as compared to the same period of 2018 as a result of the increase in locations following the completion of our acquisition of Colombo.  All other increases in noninterest expense for the quarter ended September 30, 2019 as compared to the quarter ended September 30, 2018 are primarily related to the supporting the larger organization following the Colombo acquisition and continued organic growth.

For the nine months ended September 30, 2019 and 2018, noninterest expense was $21.5 million and $17.0 million, respectively. Salaries and benefits expense increased $2.5 million in 2019 as compared to 2018 due to the aforementioned increase in staffing. All other increases in noninterest expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 are primarily related to supporting the larger organization following the Colombo acquisition and continued organic bank growth.

During the third quarter of 2019, as a result of the FDIC Deposit Insurance Fund exceeding 1.38% of insured deposits at June 30, 2019, we recorded a small bank assessment credit of $111,000.  Any additional small bank assessment credit we receive in the future will be equally immaterial to our earnings.

Income Taxes

We recorded a provision for income tax expense of $1.1 million for the three months ended September 30, 2019, compared to $942 thousand for the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019 was 20.9%, compared to 21.8% for the same period of 2018. Our effective tax rate for the each of the three months ended September 30, 2019 and 2018 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2019 and 2018.  For the nine months ended September 2019 and 2018, provision for tax expense was $3.3 million and $2.0 million respectively. Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 21.3% and 17.6%, respectively.  For 2019, our effective tax rate is expected to be greater than the statutory federal rate as a result of our operating in additional states following the Colombo acquisition and minimal tax-exempt income.  Our effective tax rate for the nine months ended September 30, 2018 is less than the statutory rate primarily because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2018.

Discussion and Analysis of Financial Condition

Overview

At September 30, 2019, total assets were $1.57 billion, an increase of 15.8%, or $213.6 million, from $1.35 billion at December 31, 2018. Total loans receivable, net of deferred fees and costs, increased 9.4%, or $106.7 million, to $1.24 billion at September 30, 2019, from $1.14 billion at December 31, 2018. Total investment securities increased $11.2 million, or 9.0%, to $136.5 million at September 30, 2019, from $125.3 million at December 31, 2018. Total deposits increased 13.4%, or $155.3 million, to $1.32 billion at September 30, 2019, from $1.16 billion at December 31, 2018. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At September 30, 2019, we had FHLB advances totaling $15.0 million compared to none at December 31, 2018.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.24 billion at September 30, 2019, an increase of $106.7 million, or 9.4%, compared to $1.14 billion at December 31, 2018. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios.

Commercial real estate loans totaled $759.5 million at September 30, 2019, compared to $683.6 million at December 31, 2018, an increase of $75.9 million, or 11.1%.  Owner-occupied commercial real estate loans were $174.1 million at September 30, 2019 compared to $160.6 million at December 31, 2018.  Nonowner-occupied commercial real estate loans were $513.4 million at September 30, 2019 compared to $452.2 million at December 31, 2018.  Construction loans totaled $215.8 million at September 30, 2019, or 17.3% of total loans receivable.  Of the $215.8 million in construction loans, $48.6 million are collateralized by land and only $793 thousand are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).  Our commercial real estate portfolio including construction loans is diversified by asset type and geographic concentration.  We plan to manage this portion of our portfolio in a disciplined manner.  We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at September 30, 2019 and at December 31, 2018.

Loans Receivable At September 30, 2019 and December 31, 2018 (Dollars in thousands)

	September 30,	December 31,
	2019	2018

Commercial real estate	$759,465	$683,602
Commercial and industrial	124,858	137,328
Commercial construction	215,821	153,339
Consumer residential	120,378	131,431
Consumer nonresidential	24,901	32,308

Gross loans	1,245,423	1,138,008

Less:
Allowance for loan losses	10,068	9,159
Unearned income and (unamortized premiums)	2,018	1,265

Loans receivable, net	$1,233,337	$1,127,584

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at September 30, 2019 were $14.3 million compared to $7.4 million at December 31, 2018. Nonperforming loans of $1.2 million are from our acquired loan portfolio.  Our ratio of nonperforming assets to total assets was 0.91% at September 30, 2019 compared to 0.55% at December 31, 2018. Nonperforming loans increased $7.2 million and are primarily commercial real estate loans, three of which are acquired loans that have a specific reserve of $71 thousand at September 30, 2019.  Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio.  For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss.  As a result of the analysis completed, we have specific reserves totaling $392 thousand and $372 thousand at September 30, 2019 and December 31, 2018, respectively.  Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation, which is why our allowance for loan losses as a percentage to total loans remain at 0.81% for both September 30, 2019 and December 31, 2018.

Loans contractually past-due 90 days or more at September 30, 2019 consist of four loans which have matured and are awaiting final payment and are well-collateralized.  There was one troubled debt restructurings, or TDRs, as of September 30, 2019, which is included in our total of nonaccrual loans and not performing, compared to $203 thousand as of December 31, 2018 which was a performing TDR.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At September 30, 2019, we had $24.1 million in loans identified as special mention within the originated loan portfolio, an increase of $15.5 million from December 31, 2018.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract.  The increase from December 31, 2018 is concentrated in four loans that were added to this risk category during the second quarter of 2019.  These loans are not considered impaired, do not have a specific reserve, and are considered well-secured.  At September 30, 2019, we had $9.6 million in loans identified as substandard within the originated loan portfolio, an increase of $6.8 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  As of September 30, 2019, specific reserves on originated and acquired loans totaling $392 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.04% for the nine months ended September 30, 2019, all of which were related to loans we purchased from a finance company for our consumer unsecured loan portfolio, and therefore were not originally underwritten by the Bank.   We recorded annualized net charge-offs to average loans receivable of 0.02% for the nine months ended September 30, 2018. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets At September 30, 2019 and December 31, 2018 (Dollars in thousands)

	September 30,	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$9,718	$2,180

Loans contractually past-due 90 days or more	726	1,031

Total nonperforming loans (NPLs)	$10,444	$3,211

Other real estate owned (OREO)	3,866	4,224

Total nonperforming assets (NPAs)	$14,310	$7,435
Performing troubled debt restructurings (TDRs)	$—	$203

NPLs/Total Assets	0.67%	0.24%
NPAs/Total Assets	0.91%	0.55%
NPAs and TDRs/Total Assets	0.91%	0.57%
Allowance for loan losses/NPLs	96.40%	285.24%

Nonperforming Loans by Type At September 30, 2019 and December 31, 2018 (Dollars in thousands)

	September 30,	December 31,
	2019	2018
Commercial real estate	$6,592	$56
Commercial and industrial	3,164	2,800
Commercial construction	—	—
Consumer residential	566	355
Consumer nonresidential	122	—
	$10,444	$3,211

At September 30, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2018, we had one potential problem loan with a balance totaling $123 thousand. We have taken a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

At September 30, 2019, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At September 30, 2019, our commercial real estate portfolio (including construction lending) was 78.3% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$9,996	$8,298	$9,159	$7,725

Provision for loan losses	235	351	1,255	990

Loans charged off:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	(86)
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	(187)	(118)	(370)	(128)
Total loans charged off	(187)	(118)	(370)	(214)

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	—	10	—	40
Commercial construction	—	—	—	—
Consumer residential	—	—	—	—
Consumer nonresidential	24	35	24	35
Total recoveries	24	45	24	75

Net (charge offs) recoveries	(163)	(73)	(346)	(139)

Ending balance	$10,068	$8,576	$10,068	$8,576

	September 30,
	2019	2018
Loans, net of deferred fees:
Balance at period end	$1,243,405	$978,304
Allowance for loan losses to loans receivable, net of fees	0.81%	0.88%
Net charge-offs (recoveries) to average loans receivable, annualized	0.04%	0.01%

Allocation of the Allowance for Loan Losses At September 30, 2019 and December 31, 2018 (Dollars in thousands)

	September 30,		December 31,
	2019		2018
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$6,041	60.98%	$5,548	60.07%
Commercial and industrial	1,306	10.02%	1,474	12.07%
Commercial construction	2,064	17.33%	1,285	13.47%
Consumer residential	452	9.67%	518	11.55%
Consumer nonresidential	205	2.00%	334	2.84%

Total allowance for loan losses	$10,068	100.00%	$9,159	100.00%

* Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at September 30, 2019 and December 31, 2018 totaled $264 thousand and $1.8 million, respectively, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $136.3 million at September 30, 2019, an increase of $12.7 million or 10.3%, from $123.5 million at December 31, 2018. We purchased $16.5 million in available-for-sale investment securities during the nine months ended September 30, 2019 to reinvest some of the $14.9 million in cash flows provided by mortgage-backed securities redemptions.  We also had commitments to purchase an additional $8.2 million in investment securities at September 30, 2019.

As of September 30, 2019 and December 31, 2018, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $12.0 million and $8.1 million at September 30, 2019 and December 31, 2018, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At September 30, 2019 and  December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of September 30, 2019 and December 31, 2018.

We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At September 30, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2018, we owned $1.1 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at September 30, 2019 and December 31, 2018.

Investment Securities At September 30, 2019 and December 31, 2018 (Dollars in thousands)

	September 30,		December 31,
	2019		2018
	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.20%	$264	0.21%
Securities of U.S. government and federal agencies	—	0.00%	1,497	1.16%
Total held-to-maturity securities	$264	0.20%	$1,761	1.37%

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	0.74%	$1,000	0.78%
Securities of state and local municipalities	5,181	3.82%	6,056	4.72%
Corporate bonds and securities	5,000	3.69%	5,000	3.89%
Mortgage-backed securities	124,066	91.55%	114,379	89.05%
Certificates of deposit	—	0.00%	245	0.19%
Total available-for-sale securities	$135,247	99.80%	$126,680	98.63%

Total investment securities	$135,511	100.00%	$128,441	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2019 and December 31, 2018.

Investment Securities by Stated Maturity

At September 30, 2019

(Dollars in thousands)

	At September 30, 2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Securities of U.S. government and federal agencies	—	—	—	—	—	—	—	—	—	—
Total held-to-maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,000	2.12%	$—	—	$1,000	2.12%
Securities of state and local municipalities	500	1.95%	—	—	2,411	2.28%	2,270	2.81%	5,181	2.48%
Corporate bonds	—	—	—	—	5,000	4.93%	—	—	5,000	4.93%
Mortgage-backed securities	—	—	—	—	14,566	2.25%	109,500	2.55%	124,066	2.51%
Certificates of deposit	—	—	—	—	—	—	—	—	—	—
Total available-for-sale securities	$500	1.95%	$—	—	$22,977	2.83%	$111,770	2.55%	$135,247	2.60%

Total investment securities	$500	1.95%	$—	—	$23,241	2.82%	$111,770	2.55%	$135,511	2.60%

Deposits and Other Borrowed Funds

Total deposits were $1.32 billion at September 30, 2019, an increase of $155.3 million, or 13.4%, from $1.16 billion at December 31, 2018. Noninterest-bearing deposits totaled $294.8 million at September 30, 2019, comprising 22.4% of total deposits and increased $61.5 million, or 26.4%, compared to December 31, 2018. At September 30, 2019, deposits from municipalities which are secured by a letter of credit issued by the FHLB and a portion of our investment securities portfolio, represented 9.0% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at September 30, 2019 and December 31, 2018.

Deposit Composition

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,		December 31,
	2019		2018
	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$294,825	—	$233,318	—
Interest bearing - checking, savings and money market	622,820	1.19%	583,736	1.21%
Time deposits $100,000 or more	245,903	2.43%	214,832	1.92%
Other time deposits	154,172	2.18%	130,554	1.64%
	$1,317,720		$1,162,440

The remaining maturity of time deposits at June 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Three months or less	$63,110	$84,621
Over three months through six months	112,197	64,177
Over six months through twelve months	143,010	96,778
Over twelve months	81,758	99,810
	$400,075	$345,386

Wholesale deposits decreased to $73.0 million at September 30, 2019 from $84.4 million at December 31, 2018. In addition, we are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2019 and December 31, 2018, we had $126.5 million and $88.7 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity as of September 30, 2019 and December 31, 2018.

Certificates of Deposit Over $100,000

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
Three months or less	$35,874	$47,326
Over three months through six months	43,129	16,897
Over six months through twelve months	108,438	78,101
Over twelve months	58,462	72,508
	$245,903	$214,832

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $39.5 million at September 30, 2019, and consisted of $15.0 million in FHLB advances and $24.5 million of subordinated notes.  At December 31, 2018, we had subordinated notes totaling $24.4 million and no other borrowed funds outstanding for that period.

The following table reflects the short-term borrowings and other borrowed funds outstanding at September 30, 2019 and December 31, 2018.

Other Borrowed Funds

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,		December 31,
	2019		2018
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other short-term borrowed funds:
FHLB advances - short term	15,000	1.88%	—	—
Total borrowed funds and weighted average rate	$15,000	1.88%	$—	—

Other borrowed funds:
Subordinated Debt	24,467	6.00%	24,407	6.00%
Total other borrowed funds and weighted average rate	$24,467	6.00%	$24,407	6.00%

Total borrowed funds and weighted average rate	$39,467	4.43%	$24,407	6.00%

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

Shareholders’ equity at September 30, 2019 was $175.1 million, an increase of $16.7 million, compared to $158.3 million at December 31, 2018. The increase in shareholders’ equity was primarily attributable the recognition of net income of $12.1 million through September 30, 2019. Common stock issued as a result of option exercises increased shareholders’ equity by $1.1 million for the nine months ended September 30, 2019. Accumulated other comprehensive income increased $3.1 million during 2019, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for September 30, 2019 and December 31, 2018 was 11.2% and 11.7%, respectively. Tangible book value per share at September 30, 2019 and December 31, 2018 was $12.03 and $10.93, respectively. Total risk-based capital to risk-weighted assets for the Bank was 13.40% at September 30, 2019 compared to 14.02% at December 31, 2018. Accordingly, we were considered “well capitalized” for regulatory purposes at September 30, 2019 and December 31, 2018.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, and (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below. The Company understands that the Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables shows the minimum capital requirement and our capital position at September 30, 2019 and December 31, 2018 for the Bank.

Capital Components

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes (1)			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

At September 30, 2019
Total risk-based capital	$187,905	13.40%	$147,267	>	10.50%	$140,255	>	10.00%
Tier I risk-based capital	177,824	12.68%	119,216	>	8.50%	112,204	>	8.00%
Common equity tier I capital	177,824	12.68%	98,178	>	7.00%	91,165	>	6.50%
Leverage capital ratio	177,824	12.11%	96,229	>	6.50%	74,022	>	5.00%

At December 31, 2018
Total risk-based capital	$172,975	14.02%	$121,861	>	9.875%	$123,404	>	10.00%
Tier I risk-based capital	163,804	13.27%	97,180	>	7.875%	98,723	>	8.00%
Common equity tier I capital	163,804	13.27%	78,670	>	6.375%	80,213	>	6.50%
Leverage capital ratio	163,804	12.41%	52,771	>	4.000%	65,971	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $248.7 million at September 30, 2019, or 15.9% of total assets, an increase from $167.0 million, or 12.4% at December 31, 2018. The increase in liquid assets is a result of an increase in deposits that occurred late during the third quarter of 2019 and invested in fed funds sold due to the short term nature of these customer deposits.  We held investments that are classified as held-to-maturity in the amount of $264 thousand at September 30, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2019 was approximately $131.5 million. Borrowing capacity with the FRB was approximately $56.8 million at September 30, 2019. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $124.3 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $199.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at September 30, 2019. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At September 30, 2019 and December 31, 2018, unused commitments to fund loans and lines of credit totaled $258.2 million and $216.0 million, respectively. Commercial and standby letters of credit totaled $9.9 million and $9.4 million at September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019, our asset/liability position was asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 1.4% in an up 100 basis point scenario and would increase by 4.6% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 3.5% in an up 100 basis point scenario and would increase by 10.4% in an up 400 basis point scenario. At September 30, 2019 and December 31, 2018, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2019 and December 31, 2018 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
September 30, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	4.57%	+400	2.74%
+300	3.61%	+300	2.25%
+200	2.67%	+200	1.77%
+100	1.44%	+100	1.03%
0	—	0	—
–100	-1.26%	–100	–1.13%
–200	–4.46%	–200	–4.80%

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

The interest rate risk to capital at September 30, 2019 and December 31, 2018 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At September 30, 2019 and December 31, 2018, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
September 30, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	-9.05%	+400	–16.16%
+300	-6.20%	+300	–11.98%
+200	-3.06%	+200	–7.37%
+100	-0.94%	+100	–3.33%
0	—	0	—
–100	0.25%	–100	2.39%
–200	-1.29%	–200	2.75%

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

Item 1A.  Risk Factors

There have been no material changes as of September 30, 2019 in the risk factors from those disclosed in our Annual Report on Form 10-K for the Period Ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  During the three months ended September 30, 2019, we did not purchase shares of our common stock.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 13, 2019	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)