Form 10-K
period 2019-12-31
FVCBankcorp, Inc.
filed 2020-03-27
CIK 1675644

Use these links to rapidly review the document

C O N T E N T S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2019: $235,481,152.

         The number of shares outstanding of Common Stock, as of March 18, 2020, was 13,467,955.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

        Since the Bank began operations in November 2007, on the cusp of the most significant economic downturn since the Great Depression, it has grown largely organically, through de novo branch expansion and banker and customer acquisition, and two whole-bank acquisitions. In 2012, we completed the acquisition of 1st Commonwealth Bank of Virginia ("1st Commonwealth"), a $58.9 million asset savings and loan association in Arlington, Virginia.

        On October 12, 2018, we announced the completion of our acquisition of Colombo Bank ("Colombo"), pursuant to a previously announced definitive merger agreement. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company's common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the Average Closing Price") holders of shares of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock were issued in exchange for outstanding shares of Colombo common stock.

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

Market Area

        We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2019, the Washington MSA had total deposits of $220.7 billion, excluding deposits maintained by a national brokerage firm. The Baltimore MSA had total deposits of $74.3 billion as of June 30, 2019 based on FDIC data.

        In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. As of December 31, 2018, the Washington MSA had a median household income of $102,180, which ranks as sixth among all metropolitan statistical areas nationally, and a population of 6.2 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 2.6% as of December 2019. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 15 Fortune 500 companies, including eight based in Fairfax County.

        The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2018, the Baltimore MSA had a median household income of $80,469 which represented 4% growth over the previous year. The Baltimore MSA has an unemployment rate of 2.9% as of December 2019. With a population of 2.8 million, the top industries of the Baltimore MSA include health care, education, and professional, scientific and technical services.

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

        Our success has been driven by our mission to help our clients, communities and employees prosper. We strive to exceed our clients' expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, our advisory board and our shareholders as many of our shareholders are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals actively promote us has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.

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

Lending Products

        We provide a variety of lending products to small and medium-sized businesses, including (i) commercial real estate loans; (ii) commercial construction loans; (ii) commercial loans for a variety of business purposes such as for working capital, equipment purchases, lines of credit, and government contract financing; (iii) SBA lending; (iv) asset based lending and accounts receivable financing; (v) home equity loans, or HELOCs; and (vi) consumer loans for constructive purposes. Although we do not generally actively originate them, we have acquired pools of other types of loans, and we have purchased whole residential loans in our market area, student loans and other consumer loans, in order to diversify the loan portfolio, put capital to work before organic loan production requires it, and to increase margin. We may also purchase participations from other banks in our market. Any acquired loans must meet our standard underwriting requirements.

        Commercial Real Estate Loans.    Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2019, owner occupied commercial real estate loans represented 16.2% of the loan portfolio. At December 31, 2019, non-owner occupied commercial real estate loans represented approximately 37.8% of the loan portfolio and multi-family residential real estate comprised 5.2% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.0. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north to Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.

        Construction Loans.    Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2019, such loans represented 17.0% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.

        Commercial Loans, Government Contracting.    Commercial loans for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 9.0% of our loan portfolio at December 31, 2019. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.

        We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "black" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2019, outstanding loans to government contractors represented 28.8% of our commercial and industrial segment. Total commitments to government contractors totaled $131.6 million at December 31, 2019. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.

        Consumer Residential.    We actively originate HELOCs in the communities we serve in the Washington and Baltimore MSAs. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2019, HELOCs comprise 5.2% of total loans. While we do not originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification. At December 31, 2019, 1-4 family residential mortgage loans represented 3.3% of the loan portfolio.

        Other Loans.    We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.

        The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate, including as a result of events such as the recent coronoavirus outbreak and related disruptions, business and individual borrowers may be less able to meet their obligations to us in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.

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

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2019, the Bank had a legal lending limit of $28.9 million. At December 31, 2019, our average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $1.4 million and $228 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.

        Concentrations of Credit Risk.    Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.04 billion and constituted 81.5% of total loans as of December 31, 2019, and commercial loans, including loans to government contractors, which totaled $115.1 million and constituted 9.0% of total loans as of December 31, 2019. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2019.

        Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2019, commercial real estate loans as defined for regulatory purposes represented 396.4% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 111.7% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 107.0% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.

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

        As of June 30, 2019, there were approximately $220.7 billion in total deposits shared between banking institutions located in Washington MSA, according to the FDIC. As of that date, our deposit market share was approximately 0.57%, excluding deposits maintained in the Washington MSA by a national brokerage firm. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.

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

        Our management of interest rate and liquidity risk is overseen by our Asset and Liability Committee, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; establishes wholesale borrowing limits to be submitted to the board of directors or its designated committee; and acts as a second line of defense in reviewing information and reports submitted to the committee for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

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

Employees

        As of December 31, 2019, we had 124 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

SUPERVISION AND REGULATION

        Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than our shareholders.

        The Company.    The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the Act and is subject to regulation and supervision by the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. As a small bank holding company under the Federal Reserve Board's Small Bank Holding Company Policy Statement, the Company is not subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.

        The Act requires approval of the Federal Reserve Board for, among other things, a bank holding company's direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all of the assets of, any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

        With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare. The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

        The Gramm Leach-Bliley Act of 1999, or GLB Act, allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

        The Act and the Federal Deposit Insurance Act, or FDIA, require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.

        A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized and well managed bank holding companies if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth.

        As a Virginia corporation, the Company is subject to additional limitations and restrictions. For example, state law restrictions include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

        The Bank.    The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System, or a state member bank, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions (the "VBFI") and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

        The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

        Commercial banks, savings and loan associations and credit unions are generally able to engage in interstate banking or acquisition activities. As a result, banks in the Washington, D.C. metropolitan area can, subject to limited restrictions, acquire or merge with a bank in another jurisdiction, and can branch de novo in any jurisdiction.

        Banking is a business, which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and on securities held in its investment portfolio constitutes the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tying arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

        Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

        The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through "financial subsidiaries."

        Brokered Deposits.    A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution's deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowing, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. The FDIC has proposed to adopt regulations that are intended to expand the ability of institutions to accept brokered deposits by, among other things, simplifying the process by which institutions and deposit brokers nay obtain exemptions from the restriction or conditions on the acceptance of brokered deposits.

        Bank Secrecy Act.    Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act," financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Bank Secrecy Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

        Office of Foreign Assets Control.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department's Office of Foreign Assets Control, or OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a "U.S. person" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

        Capital Adequacy.    The Federal Reserve Board and the FDIC have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision, or Basel III. The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital, or CET1, (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, () expanded the scope of the adjustments to capital that may be made as compared to existing regulations, and (iv) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements.

        The Basel III Rules require institutions requires banks to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a "capital conservation buffer" of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0% plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer of 2.5%. The current policy of the Federal Reserve Board is to maintain the countercyclical capital buffer at 0% in a normal risk environment.

        Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

        Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to certain restrictions on their inclusion as capital. Certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of CET1and an aggregate limit of 15% of CET1. The amount of these items in excess of the 10% and 15% thresholds are deducted from CET1. Amounts of mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds are assigned a 250% risk weight. Finally, the Basel III Rules increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

        The Basel III Rules also include, as part of the definition of CET1, a requirement that banking institutions include the amount of additional other comprehensive income, or AOCI, which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax,) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Bank opted out of this requirement and, as such, does not include AOCI in its regulatory capital calculation.

        The Basel III Rules provide for the manner of calculating risk-weighted assets, including the recognition of credit risk mitigation, such as the financial collateral and a range of eligible guarantors. They also include the risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value, or LTV, and equity components. In particular, loans categorized as "high-volatility commercial real estate," or HVCRE, loans are required to be assigned a 150% risk weighting and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. The "Economic Growth, Regulatory Relief, and Consumer Protection Act," or the 2018 Act, expanded the exclusion from HVCRE loans to include credit facilities financing the acquisition or refinance of, or improvements to, existing income producing property, secured by the property, if the cash flow being generated by the property is sufficient to support the debt service and expenses of the property in accordance with the institution's loan criteria for permanent financing. The 2018 Act also provides that the value of contributed property will be its appraised value, rather than its cost. The 2018 Act permits an institution to reclassify an HVCRE loan as a non-HVCRE loan upon substantial completion of the project, where the cash flow from the property is sufficient to support debt service and expenses, in accordance with the institution's underwriting criteria for permanent financing.

        The 2018 Act also directed the federal banking agencies to develop a "Community Bank Leverage Ratio," ("CBLR"), calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such institution is considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. The Company and Bank qualify for this simplified capital regime, but can be no assurance that satisfaction of the CBLR will provide adequate capital for their operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.

        As discussed below, the Basel III Rules also integrate the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

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

        In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, or RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks' capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank.

        In 2016, FASB issued the CECL model, which will become applicable to us on January 1, 2023. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution would recognize a one-time cumulative effect adjustment to the allowance for credit losses. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.

        Prompt Corrective Action.    Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, that it regulates. The federal banking agencies have promulgated substantially similar regulations for this purpose. The following capital requirements currently apply to the Bank for purposes of Section 38.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

        An institution generally must file a written capital restoration plan which meets specified requirements with the appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The appropriate federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

        An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the appropriate federal banking agency notifies the institution that it has remained adequately capitalized for four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA that are applicable to significantly undercapitalized institutions.

        A "critically undercapitalized institution" is required to be placed in conservatorship or receivership within 90 days, unless the FDIC formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized during the fourth calendar quarter after the date it became critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause requires that adequate capital has been raised and is imminently available for infusion into the institution, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

        Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

        Regulatory Enforcement Authority.    Federal banking law grants substantial enforcement powers to the federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        The Dodd-Frank Act.    The Dodd-Frank Act made significant changes to the U.S. bank regulatory structure, affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required a number of federal agencies to adopt a broad range of rules and regulations. The following provisions are considered to be of greatest significance to the Company:

  •
  Expanded the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.

  •
  Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.

  •
  Provided mortgage reform provisions regarding a customer's ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

  •
  Created the Consumer Financial Protection Bureau, or CFPB, which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

  •
  Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

  •
  Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended, or Exchange Act.

  •
  Permitted FDIC-insured banks to pay interest on business demand deposits.

  •
  Adopted Section 13 of the Act, commonly referred to ask the Volcker Rule, which restricts the ability of institutions and their holding companies to and affiliates to make proprietary investments in securities and to invest in certain covered nonpublic investment vehicles, and to extend credit to such vehicles.

  •
  Codified the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

  •
  Made permanent the $250 thousand limit for federal deposit insurance.

  •
  Permitted national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

        The 2018 Act includes provisions revising Dodd-Frank Act provisions, including provisions that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act, or HMDA; (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified CBLR. The 2018 Act also exempts community banks from the Volcker Rule, if they have less than $10 billion in total consolidated assets. The 2018 Act also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes and call for the creation of an identity theft protection database.

        In addition, other new proposals for legislation continue to be introduced in the Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose the Company to additional costs, including increased compliance costs. These changes also may require significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

        The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of "qualified mortgages." Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether a first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or "bridge" loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not "higher priced." Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarified that qualified mortgages do not include "no-doc" loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

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

        Community Reinvestment Act.    The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank's record of performance under the CRA is publicly available. A bank's CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.

        Concentration and Risk Guidance.    The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements.

        Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories, each subject to a different premium rate, ranging from a low of 2.5 basis points up to 45 basis points, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. In general, an institution's assessment base for calculating its deposit insurance premium is determined by subtracting its tangible equity and certain allowable deductions from its consolidated average assets. There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for institutions other than those with the lowest risk rating, a potential increase for brokered deposits above a threshold amount. Institutions with less than $10 billion in assets that have been FDIC-insured for at least five years, instead of the four risk categories, a financial ratios method based on a statistical model estimating the bank's probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The financial ratios method also provides that community banks with brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may be subject to an increased assessment rate if it has experienced rapid growth; lowers the range of authorized assessment rates to 1.5 basis points for institutions posing the least risk, increases the range up to 40 basis points for institutions posing the most risk; and further lowers the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Institutions with over $10 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment base, subject to certain adjustments. The FDIC may also impose special assessments from time to time. Under the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"), FDIC insured institutions with assets in excess of $10 billion are also subject to a phase out of the deductibility of deposit insurance premiums.

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for calculating FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund to 1.35% of insured deposits and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

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

        Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by interest rates gradually increasing from near historically low levels, which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions, including as a result of events such as the recent coronavirus outbreak and related disruptions, can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

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

        Our interest sensitivity profile was slightly asset sensitive as of December 31, 2019. As a result, we would expect small increases in net interest income if interest rates rise, and small declines in the event rates fall. However, such expectations are based on our assumptions as to deposit customer behavior in an increasing rate scenario. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities may rise more quickly than the rate of interest that we receive on our interest-earning assets, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.

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

        Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S. generally, or in our market areas specifically, experiences material disruption, including as a result of events such as the recent coronavirus outbreak and related disruptions, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and our level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

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

        While our average funded loan size is relatively small compared to our legal lending limit, averaging $1.4 million for commercial real estate loans (including construction) and approximately $228 thousand for commercial and industrial loans, at December 31, 2019, our legal lending limit has increased, and we have originated larger loans in recent years. As a result of our commercial real estate lending, the loan portfolio contains approximately 12 loans which have balances in excess of 5% of our shareholder's equity, and our largest single exposure is $25.5 million, while our largest exposure to one borrower is $26.2 million. Additionally, commercial and industrial loans not primarily secured by real estate are typically made based on the ability of the borrower to make payment on the loan from the cash flow of the business, and are collateralized primarily by business assets such as equipment, inventory and accounts receivable. These assets are often subject to depreciation over time, may be more difficult than real estate collateral to evaluate, and may be more difficult to realize the value of upon foreclosure. As a result, the availability of funds for repayment of such loans is often contingent on the success of the business itself. Although we seek to structure and monitor our loans and the financial condition of our borrowers in an effort to avoid or minimize losses, unexpected reversals in the business of an individual borrower can occur, and the resulting decline in the quality of loans to such borrowers, and related provisions for credit losses, could have a material adverse effect on our earnings, financial condition and shareholder returns.

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

        As of December 31, 2019, we had nonperforming loans and loans 90 days or more past due of $10.7 million, or 0.84% of total loans, $3.9 million of other real estate owned, or OREO, and nonperforming assets of 0.95% of total assets. At that date, we had a $3.9 million loan considered a troubled debt restructuring, which is included in our nonperforming loan totals above. If any of our loans which are 90 or more days past due and still accruing become nonaccrual loans, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for loan losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of OREO or other collateral. Additionally, the resolution of nonperforming assets, troubled debt restructurings and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.

Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2019, 90.1% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 64.6% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 17.0% of total loans at December 31, 2019. Commercial and industrial loans comprised 9.0%, of total loans at December 31, 2019. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

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

        At December 31, 2019, 9.0% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 28.8% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $131.6 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.

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

        Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2019, we had $1.29 billion in deposits. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, adverse developments in general economic conditions of an individual's business, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

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

        The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2019, commercial real estate loans, as defined for regulatory purposes, represented 396.4% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 111.7% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 107.0% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

        As a result of our organic growth over the past several years, as of December 31, 2019, approximately $1.02 billion, or 79.9%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.55 years; commercial and industrial loans—1.35 years; commercial construction loans—0.91 years; consumer residential loans—1.38 years; and consumer nonresidential loans—1.64 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

        A "brokered deposit" is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. Recently enacted legislation excludes reciprocal deposits of up to the lesser of $5 billion or 20% of an institution's deposits from the definition of brokered deposits, where the institution is well capitalized and has a composite supervisory rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. We have established a brokered deposit to total deposit tolerance ratio of 15%. As of December 31, 2019, brokered deposits, excluding reciprocal deposits, represented approximately 7.8% of our total deposits. Reciprocal deposits represented an additional 5.6% of total deposits at December 31, 2019. Currently, our brokered deposits have a comparable deposit cost to our core deposits. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy which could have an adverse effect on our net interest margin. In addition, banks that become less than "well capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations.

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

        Additionally, at December 31, 2019, we had $7.1 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operation may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk.

        We enter into off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and guarantees which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and guarantees written is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

        The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we: calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us beginning in 2023. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

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

        As of December 31, 2019, the fair value of our investment securities portfolio was approximately $141.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have a material adverse effect on our business, financial condition or results of operations.

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

Uncertainty relating to the discontinuation, reform or replacement of LIBOR may adversely affect our results of operations.

        In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or ARRC, has proposed that the Secured Overnight Financing Rate, or SOFR, as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

        The inability to obtain LIBOR rates, and the uncertainty as to the nature, comparability and utility of alternative reference rates which have been or may be established may adversely affect the value of LIBOR-based loans, investment securities and other financial instruments in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and the Bank is required to implement substitute indices for the calculation of interest rates under its loan agreements, it may incur additional expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on its results of operations. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, the establishment of alternative reference rates, or the impact of any such events on contractual mechanisms may have on the markets, us or our fixed-to-floating rate debt securities. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may negatively impact market liquidity, our access to funding required to operate our business and the trading market for our fixed-to-floating rate debt securities. Furthermore, the use of alternative reference rates or other reforms could cause the interest payable on our outstanding fixed-to-floating rate debt securities to be materially different, and potentially higher, than expected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

        Widespread health emergencies, such as the recent coronavirus outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

        The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the Federal Reserve and the VBFI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

        Under federal law and long-standing Federal Reserve policy, we, as a bank holding company, are required to act as a source of financial and managerial strength to our Bank and to commit resources to support the Bank if necessary. We may be required to commit additional resources to the Bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders' or creditors', best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and the Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to the Bank are subordinate in right of repayment to deposit liabilities of the Bank.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

        Regulatory capital rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed "well capitalized" for purposes of certain rules and prompt corrective action requirements. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments.

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

        The 2018 Act directed the federal banking agencies to develop a CBLR, calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR of 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. As of December 31, 2019, we qualified for this simplified capital regime, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

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

        The Bank Secrecy Act of 1970, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, or FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the OFAC. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

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

        The Federal Reserve, other federal banking agencies and the Securities and Exchange Commission, or SEC, have jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in consolidated assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees.

The Bank's FDIC deposit insurance premiums and assessments may increase.

        The Bank's deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to insurance assessments based on the Bank's average consolidated total assets less its average tangible equity. The Bank's regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Numerous bank failures during the financial crisis and increases in the statutory deposit insurance limits increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and the reserve ratios of the Deposit Insurance Fund required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Item 4.    Mine Safety Disclosures

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Price for Common Stock and Dividends.    Our common stock is currently quoted on the Nasdaq Capital Market under the symbol "FVCB." As of March 18, 2020, there were 529 holders of record of our common stock and approximately 953 total beneficial shareholders.

Dividends

        To date, we have not paid, and we do not currently pay, a cash dividend on our common stock. Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. As we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

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

Repurchases

        No shares were repurchased during the three months ended December 31, 2019.

        On February 4, 2020, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,112,165 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2019. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. The repurchase program will expire on December 31, 2020, subject to earlier termination of the program by the board of directors. Shares may be repurchased in the open market or through privately negotiated transactions. Since the inception of the program, we have purchased 471,254 shares of our common stock at a total cost of $7.1 million. All of these shares have been cancelled and returned to the status of authorized but unissued.

Item 6.    Selected Financial Data

Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Interest income	$66,734	$51,924	$40,302	$32,587	$26,557
Interest expense	18,671	12,110	8,195	5,387	3,665

Net interest income	48,063	39,814	32,107	27,200	22,892
Provision for loan losses	1,720	1,920	1,200	1,471	1,073

Net interest income after provision for loan losses	46,343	37,894	30,907	25,729	21,819
Non-interest income	2,546	1,661	2,975	1,220	1,161
Non-interest expense	28,877	26,448	19,346	16,446	14,701

Net income before income taxes	20,012	13,107	14,536	10,503	8,279
Provision for income taxes	4,184	2,238	6,846	3,571	2,860

Net income	$15,828	$10,869	$7,690	$6,932	$5,419

Balance Sheet Data:
Total assets	$1,537,295	$1,351,576	$1,053,224	$909,305	$736,807
Loans receivable, net of fees	1,270,526	1,136,743	888,677	768,102	623,559
Allowance for loan losses	(10,231)	(9,159)	(7,725)	(6,452)	(6,239)
Total investment securities	141,589	125,298	117,712	113,988	67,795
Total deposits	1,285,722	1,162,440	928,163	775,991	626,640
Other borrowed funds	49,487	24,407	24,327	51,247	35,650
Total shareholders' equity	179,078	158,336	98,283	79,811	72,752
Common shares outstanding	13,902	13,713	10,869	10,179	10,141
Per Common Share Data:
Basic net income	$1.15	$0.93	$0.74	$0.68	$0.54
Fully diluted net income	1.07	0.85	0.67	0.63	0.51
Book value	12.88	11.55	9.04	7.84	7.18
Tangible book value(1)	12.26	10.93	9.03	7.83	7.16
Performance Ratios:
Return on average assets	1.09%	0.94%	0.80%	0.88%	0.85%
Return on average equity	9.32	9.29	8.63	8.91	7.70
Net interest margin(2)	3.48	3.51	3.43	3.51	3.66
Efficiency ratio(3)	57.06	63.07	57.16	58.02	61.29
Non-interest income to average assets	0.18	0.14	0.31	0.15	0.18
Non-interest expense to average assets	1.99	2.28	2.02	2.08	2.30
Loans receivable, net of fees to total deposits	98.82	97.79	95.75	98.98	99.51
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans receivable, net of fees	0.05%	0.05%	(0.01)%	0.19%	0.07%
Nonperforming loans to loans receivable, net of fees	0.84	0.34	0.09	0.03	0.41
Nonperforming assets to total assets	0.95	0.57	0.44	0.03	0.35
Allowance for loan losses to nonperforming loans	95.39	285.24	979.09	2,591.16	243.81
Allowance for loan losses to loans receivable, net of fees	0.81	0.81	0.87	0.84	1.00
Capital Ratios (Bank Only):
Tier 1 risk-based capital	12.72%	13.27%	12.05%	12.37%	11.25%
Total risk-based capital	13.43	14.02	12.83	13.16	12.20
Common Equity Tier 1 capital	12.72	13.27	12.05	12.37	11.25
Leverage capital ratio	12.15	12.41	11.79	11.89	10.82
Other:
Average shareholders' equity to average total assets	11.71%	10.09%	9.32%	9.85%	11.03%
Average loans receivable, net of fees to average total deposits	98.56%	96.56%	97.74%	96.05%	97.83%
Average common shares outstanding:
Basic	13,817	11,715	10,435	10,170	10,138
Diluted	14,825	12,822	11,545	10,922	10,591

(1)
Tangible book value is calculated as total shareholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.

(2)
Net interest margin is calculated as net interest income divided by total average earning assets.

(3)
Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

	Years Ended December 31,
Non-GAAP Reconciliation (Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Total shareholders' equity	$179,078	$158,336	$98,283	$79,811	$72,752
Less: goodwill and intangibles, net	(8,689)	(8,443)	(99)	(119)	(139)

Tangible Common Equity	$170,389	$149,893	$98,184	$79,692	$72,613

Book value per common share	$12.88	$11.55	$9.04	$7.84	$7.18
Less: intangible book value per common share	(0.62)	(0.62)	(0.01)	(0.01)	(0.02)

Tangible book value per common share	$12.26	$10.93	$9.03	$7.83	$7.16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2019 and 2018 and the results of our operations for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

  •
  the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the recent coronavirus outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

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

  •
  potential exposure to fraud, negligence, computer theft and cyber-crime.

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

        On October 12, 2018, we announced the completion of our acquisition of Colombo, pursuant to a previously announced definitive merger agreement. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland. Pursuant to the terms of the merger agreement, based on the average closing price of the Company's common stock during the five trading day period ended on October 10, 2018, the second trading day prior to closing, of $19.614 (the "Average Closing Price") holders of shares of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who owned fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock were issued in exchange for outstanding shares of Colombo common stock.

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

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as the recent coronavirus outbreak and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

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

        Our peer group is defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 24 banks for our custom peer group which are within $1 billion to $3 billion in total assets, the majority of whom are geographically concentrated in the Washington, D.C. metropolitan area in which we operate, as this area has experienced more stable economic conditions than many other areas of the country. These baseline peer group loss rates are then adjusted based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on a quarterly basis.

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

Purchased Credit-Impaired Loans

        Purchased credit-impaired ("PCI") loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2019, we had a specific reserve for impairment of one acquired loan within our allowance for loan losses totaling $29 thousand that had further deteriorated post acquisition.

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

LIBOR and Other Benchmark Rates

        Following the announcement by the United Kingdom's Financial Conduct Authority in July 2017 that it will no longer require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (ARRs) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

        To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

Financial Overview

        For the years ended December 31, 2019 and 2018, we continued to expand our market area through organic growth and acquisition, and have continued to leverage our acquisition of Colombo while capitalizing on market disruption as a result of recent merger activity within the Washington MSA.

  •
  Total assets increased to $1.54 billion compared to $1.35 billion as of December 31, 2019 and 2018, respectively, an increase of $185.7 million, or 13.7%.

  •
  Total loans, net of deferred fees, increased $133.8 million, or 11.8%, from December 31, 2018 to December 31, 2019. The Company had loans held for sale totaling $11.2 million at December 31, 2019 compared to none for December 31, 2018. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.70% at December 31, 2019, compared to 0.24% at December 31, 2018.

  •
  Total deposits increased $123.3 million, or 10.6%, from December 31, 2018 to December 31, 2019.

  •
  Tangible book value per share at December 31, 2019 was $12.26, an increase from $10.93 at December 31, 2018.

  •
  Net income was $15.8 million for the year ended December 31, 2019 compared to $10.9 million for the same period of 2018. Our 2019 results were impacted by merger-related expenses from our acquisition of Colombo totaling $102 thousand, net of tax, in 2019. Excluding these merger-related expenses, we would have recorded net income of $15.9 million for the year ended December 31, 2019. Our 2018 results were impacted by additional expenses related to our acquisition of Colombo totaling $2.6 million, net of tax, in 2018. Excluding these merger-related expenses, we would have recorded income of $13.4 million for the year ended December 31, 2018 or $1.05 per diluted common share. For a reconciliation of this non-GAAP information which excludes the effect of merger-related expenses, please refer to the table below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)
Years Ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	2019	2018
Net income (as reported)	$15,828	$10,869
Add: merger and acquisition expense	133	3,339
Less: provision for income taxes associated with merger and acquisition expense	(31)	(788)

Net income, excluding above non-GAAP items	$15,930	$13,420

Earnings per share—basic (net income, as adjusted)	$1.15	$1.15

Earnings per share—diluted (net income, as adjusted)	$1.07	$1.05

Return on average assets (non-GAAP net income)	1.10%	1.16%
Return on average equity (non-GAAP net income)	9.38%	11.47%

Results of Operations—Years Ended December 31, 2019 and December 31, 2018

Overview

        We recorded net income of $15.8 million, or $1.07 per diluted common share, for the year ended December 31, 2019, compared to net income of $10.9 million, or $0.85 per diluted common share for the year ended December 31, 2018. Our 2019 results were impacted by additional expenses related to our acquisition of Colombo totaling $102 thousand, net of tax, in 2019. Excluding these merger-related expenses, we would have recorded income of $15.9 million, or $1.07 per diluted common share, for the year ended December 31, 2019. Our 2018 results were impacted by additional expenses related to our acquisition of Colombo totaling $2.6 million, net of tax, in 2018. Excluding these merger-related expenses, we would have recorded income of $13.4 million, or $1.05 per diluted common share, for the year ended December 31, 2018.

        Net interest income increased $8.2 million to $48.1 million for the year ended December 31, 2019, compared to $39.8 million for the year ended December 31, 2018, primarily as a result of an increase in interest-earning assets. Provision for loan losses was $1.7 million for the year ended December 31, 2019, compared to $1.9 million for the same period of 2018. Noninterest income increased $885 thousand to $2.5 million for the year ended December 31, 2019 as compared to $1.7 million for 2018, primarily as a result of an increase in service charges on deposit accounts, income related to bank-owned life insurance, and other fee income. In addition, during 2018, we recorded a loss on sales of securities available-for-sale of $462 thousand that impacted 2018 noninterest income. Noninterest expense was $28.9 million for the year ended December 31, 2019 compared to $26.4 million for the same period of 2018. Noninterest expense increased during 2019 as a direct result of the addition of Colombo to the Company's expense structure and an increases in salaries and benefits expense for strategic additions to business development and back office staffing over the past year to support our growth plans.

        The return on average assets for the year ended December 31, 2019 and 2018 was 1.09% and 0.94%, respectively. The return on average equity for the year ended December 31, 2019 and 2018 was 9.32% and 9.29%, respectively. Excluding merger-related expenses and associated taxes recorded during 2019, return on average assets and return on average equity for the year ended December 31, 2019 would have been 1.10% and 9.38%, respectively. Excluding merger-related expenses and associated taxes recorded during 2018, return on average assets and return on average equity for the year ended December 31, 2018 would have been 1.16% and 11.47%, respectively.

Net Interest Income/Margin

        The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018, and 2017.

 Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans(1):
Commercial real estate	$733,465	$35,174	4.80%	$587,060	$27,714	4.72%	$499,776	$23,250	4.65%
Commercial and industrial	127,706	7,844	6.14%	109,475	6,174	5.64%	91,361	4,516	4.94%
Commercial construction	192,528	10,819	5.62%	133,691	7,170	5.36%	89,156	4,399	4.93%
Consumer residential	125,573	6,362	5.07%	113,643	5,316	4.68%	105,715	4,510	4.27%
Consumer nonresidential	26,446	1,983	7.50%	28,014	1,842	6.58%	19,178	830	4.33%

Total loans(1)	1,205,718	62,182	5.16%	971,883	48,216	4.96%	805,186	37,505	4.66%

Investment securities(2)	137,263	3,550	2.59%	124,510	2,843	2.28%	113,799	2,530	2.22%
Restricted stock	5,488	321	5.86%	4,211	291	6.92%	3,971	223	5.61%
Deposits at other financial institutions and federal funds sold	34,104	705	2.07%	34,193	599	1.75%	13,400	90	0.68%

Total interest-earning assets and interest income	1,382,573	66,758	4.83%	1,134,797	51,949	4.58%	936,356	40,348	4.31%

Noninterest-earning assets:
Cash and due from banks	8,606			2,683			1,924
Premises and equipment, net	2,134			1,555			1,367
Accrued interest and other assets	66,157			28,480			23,232
Allowance for loan losses	(9,701)			(8,266)			(6,987)

Total assets	$1,449,769			$1,159,249			$955,892

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$309,938	$4,287	1.38%	$182,532	$2,150	1.18%	$204,422	$1,664	0.81%
Savings and money markets	252,028	3,644	1.45%	258,462	2,680	1.04%	162,127	1,175	0.72%
Time deposits	316,201	7,080	2.24%	265,038	4,258	1.61%	210,093	2,773	1.32%
Wholesale deposits	74,715	1,819	2.43%	77,466	1,266	1.63%	75,534	805	1.07%

Total interest-bearing deposits	952,882	16,830	1.77%	783,498	10,354	1.32%	652,176	6,417	0.98%

Other borrowed funds	36,680	1,841	5.02%	32,730	1,756	5.37%	40,849	1,778	4.35%

Total interest-bearing liabilities and interest expense	989,562	18,671	1.89%	816,228	12,110	1.48%	693,025	8,195	1.18%

Noninterest-bearing liabilities:
Demand deposits	270,397			222,972			171,649
Other liabilities	19,996			3,057			2,162
Common stockholders' equity	169,814			116,992			89,056

Total liabilities and stockholders' equity	$1,449,769			$1,159,249			$955,892

Net interest income and net interest margin		$48,087	3.48%		$39,839	3.51%		$32,153	3.43%

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22.5% for 2019, 21% for 2018, and 34.5% for 2017.

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

Rate and Volume Analysis
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019 Compared to 2018			2018 Compared to 2017
	Average Volume(3)	Average Rate	Increase (Decrease)	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$6,912	$548	$7,460	$4,061	$403	$4,464
Commercial and industrial	1,028	642	1,670	895	763	1,658
Commercial construction	3,155	494	3,649	2,197	574	2,771
Consumer residential	558	488	1,046	338	468	806
Consumer nonresidential	(103)	244	141	382	630	1,012

Total loans(1)	11,550	2,416	13,966	7,873	2,838	10,711

Investment securities(2)	287	420	707	238	75	313
Restricted stock	88	(58)	30	13	55	68
Deposits at other financial institutions and federal funds sold	(2)	108	106	143	366	509

Total interest income	11,923	2,886	14,809	8,267	3,334	11,601

Interest expense:
Interest-bearing deposits:
Interest checking	1,501	636	2,137	(178)	664	486
Savings and money markets	(67)	1,031	964	698	807	1,505
Time deposits	822	2,000	2,822	725	760	1,485
Wholesale deposits	(45)	598	553	21	440	461

Total interest-bearing deposits	2,211	4,265	6,476	1,266	2,671	3,937

Other borrowed funds	212	(127)	85	(353)	331	(22)

Total interest expense	2,423	4,138	6,561	913	3,002	3,915

Net interest income	$9,500	$(1,252)	$8,248	$7,354	$332	$7,686

(1)
Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)
The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22.5% for 2019, 21% for 2018 and 34.5% for 2017.

(3)
Changes attributable to rate/volume have been allocated to volume.

        Net interest income for the year ended December 31, 2019 was $48.1 million on a fully taxable-equivalent basis, compared to $39.8 million for the year ended December 31, 2018, an increase of $8.2 million, or 20.7%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2019 compared to 2018, in addition to the earning assets acquired from Colombo. The yield on interest-earning assets increased 25 basis points to 4.83% for the year ended December 31, 2019, compared to 4.58% for the same period of 2018, a result of the increased rate environment during the first six months of 2019. Offsetting this increase in yields on earning assets was a 41 basis point increase in the cost of interest-bearing liabilities, reflecting the increased rates on interest-bearing deposits prior to three rate cuts during the last half of 2019.

        Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2019 and 2018 was 3.48% and 3.51%, respectively. The decrease in our net interest margin was primarily a result of an increase in rates on our interest-bearing liabilities during 2019 as compared to 2018. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our federal and state statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

        The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
GAAP Financial Measurements:
Interest income:
Loans	$62,182	$48,216	$37,505
Deposits at other financial institutions and federal funds sold	705	599	90
Investment securities available-for-sale	3,496	2,767	2,433
Investment securities held-to-maturity	30	51	51
Restricted stock	321	291	223

Total interest income	66,734	51,924	40,302

Interest expense:
Interest-bearing deposits	16,830	10,354	6,417
Other borrowed funds	1,841	1,756	1,778

Total interest expense	18,671	12,110	8,195

Net interest income	$48,063	$39,814	$32,107
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income-securities	24	25	46

Total tax benefit on interest income	$24	$25	$46

Tax equivalent net interest income	$48,087	$39,839	$32,153

        Average interest-earning assets increased by 21.8% to $1.38 billion at December 31, 2019 compared to $1.13 billion at December 31, 2018, which resulted in an increase in total interest income on a tax equivalent basis of $14.8 million, to $66.8 million for the year ended December 31, 2019 compared to $51.9 million for the year ended December 31, 2018. The increase in our earning assets was primarily driven by an increase in average volume of loans receivable of $233.8 million, which contributed to an additional $11.6 million in interest income. This increase in interest income was enhanced by an increase in yields earned on the loan portfolio which increased interest income $2.4 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2019 and 2018.

        Total average interest-bearing deposits increased $169.4 million to $952.9 million at December 31, 2019 compared to $783.5 million at December 31, 2018. Average noninterest-bearing deposits increased $47.4 million to $270.4 million at December 31, 2019 compared to $223.0 million at December 31, 2018. The largest increase in average interest-bearing deposit balances was in our interest checking accounts, which increased $127.4 million compared to 2018. Average time deposits increased $51.2 to $316.2 million as of December 31, 2019 compared to $265.0 million at December 31, 2018. Average wholesale deposits decreased $2.8 million to $74.7 million as of December 31, 2019 compared to $77.5 million as of December 31, 2018. This change in the mix of our interest-bearing liabilities, in addition to the three increases in the targeted fed funds rate during 2019, have contributed to the increase in our cost of interest-bearing deposits to 1.77% in 2019 from 1.32% in 2018. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes used to help fund our balance sheet growth, decreased 35 basis points to 5.02% in 2019 from 5.37% in 2018. The decrease in the cost of other borrowed funds was a result of a FHLB advance recorded during the third quarter of 2019 with a rate of 1.88%.

Provision Expense and Allowance for Loan Losses

        We recorded a provision for loan losses of $1.7 million for the year ended December 31, 2019 compared to a provision for loan losses of $1.9 million for the same period of 2018. The allowance for loan losses at December 31, 2019 was $10.2 million compared to $9.2 million at December 31, 2018. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for each of December 31, 2019 and 2018 was 0.81%. During 2019, we updated certain qualitative factors related to our commercial construction portfolio as this portion of the portfolio entails additional credit risk during the construction phase of the loan funding. In addition, qualitative factors of our commercial real estate portfolio were adjusted for the limited loss rates and attributes of this portfolio. Lastly, while impaired loans increased during 2019 as compared to 2018, specific reserves totaling $393 thousand were recorded during 2019, as these impaired loans are well secured.

        See "Asset Quality" section below for additional information.

Noninterest Income

        The following table provides detail for non-interest income for the years ended December 31, 2019 and 2018.

Non-Interest Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018
Service charges on deposit accounts	$890	$635
Fees on loans	582	722
Loss on sale of securities available-for-sale	—	(462)
Gain on calls of securities held-to-maturity	3	—
Loss on loans held for sale	(145)	—
BOLI income	662	438
Other fee income	554	328

Total non-interest income	$2,546	$1,661

        Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Noninterest income for the years ended December 31, 2019 and 2018 was $2.5 million and $1.7 million, respectively. Fee income from fees on loans (which includes loan swap fees), service charges on deposits, and other fee income was $2.0 million for the year ended December 31, 2019, an increase of 20.2%, as compared $1.7 million for the same period of 2018, primarily a result of an increase in customer relationships over the past year. Loan swap fees for the years ended December 31, 2019 and 2018 were $449 thousand and $660 thousand, respectively. Income from BOLI increased 51.1% to $662 thousand for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million. Noninterest income for the year ended December 31, 2018 was impacted by a loss on the sale of securities available-for-sale totaling $462 thousand. There were no losses on security sales during 2019. Noninterest income for 2019 was impacted by losses on loans held for sale totaling $145 thousand. No such losses were recorded for 2018.

Noninterest Expense

        The following table reflects the components of non-interest expense for the years ended December 31, 2019 and 2018.

Non-Interest Expense
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018
Salaries and employee benefits	$17,047	$14,008
Occupancy and equipment expense	3,400	2,524
Data processing and network administration	1,638	1,233
State franchise taxes	1,696	1,184
Audit, legal and consulting fees	826	649
Merger and acquisition expense	133	3,339
Loan related expenses	476	364
FDIC insurance	244	469
Marketing, business development and advertising	396	339
Director fees	532	457
Postage, courier and telephone	195	212
Internet banking	439	308
Dues, memberships & publications	165	166
Bank insurance	356	197
Printing and supplies	145	153
Bank charges	143	141
State assessments	164	119
Core deposit intangible amortization	385	118
Other operating expenses	497	468

Total non-interest expense	$28,877	$26,448

        Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $28.9 million and $26.4 million for the years ended December 31, 2019 and 2018, respectively.

        Salaries and benefits expense increased $3.0 million to $17.0 million for the year ended December 31, 2019 compared to $14.0 million for 2018. The increase in salaries and benefits expense is primarily related to increases in our business development and back office personnel to support our growth plans and staffing we retained from our acquisition of Colombo. Other increases in noninterest expense were primarily related to supporting the larger organization following the Colombo acquisition and continued organic bank growth. Merger and acquisition expense decreased $3.2 million to $133 thousand for the year ended December 31, 2019 compared to $3.3 million in 2018. During the third and fourth quarters of 2019, as a result of the FDIC Deposit Insurance Fund exceeding 1.38% of insured deposits at June 30, 2019, we recorded a small bank assessment credit totaling $290 thousand, which decreased FDIC insurance premium expense for 2019.

Income Taxes

        We recorded a provision for income tax expense of $4.2 million for the year ended December 31, 2019, compared to $2.2 million for the year ended December 31, 2018. Our effective tax rate for December 31, 2019 was 20.9%, compared to 17.1% for 2018. Our effective tax rate for 2019 and 2018 is less than the statutory rate of 21% because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2019 and 2018.

Discussion and Analysis of Financial Condition

Overview

        At December 31, 2019, total assets were $1.54 billion, an increase of 13.7%, or $185.7 million, from $1.35 billion at December 31, 2018. Total loans receivable, net of deferred fees and costs, increased 11.8%, or $133.8 million, to $1.27 billion at December 31, 2019, from $1.14 billion at December 31, 2018. Total investment securities increased by $16.3 million, or 13.0%, to $141.6 million at December 31, 2019, from $125.3 million at December 31, 2018. Total deposits increased 10.6%, or $123.3 million, to $1.29 billion at December 31, 2019, from $1.16 billion at December 31, 2018. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. The Bank had federal funds purchased and FHLB advances outstanding of $10.0 million and $15.0 million, respectively, at December 31, 2019. At December 31, 2018, we had no federal funds purchased or FHLB advances outstanding.

Loans Receivable, Net

        Total loans receivable, net of deferred fees and costs, were $1.27 billion at December 31, 2019, an increase of $133.8 million, or 11.8%, compared to $1.14 billion at December 31, 2018. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios. At December 31, 2019, we had loans held for sale totaling $11.2 million compared to none for 2018. During 2019, we reclassified our unsecured consumer loan portfolio that we had purchased over the last two years. The earnings stream from this segment of our loan portfolio was not as expected as a result of net charge-offs totaling $647 thousand recorded during 2019. These loans are carried at estimated fair value.

        Commercial real estate loans totaled $821.7 million at December 31, 2019, compared to $683.6 million at December 31, 2018, an increase of $138.1 million, or 20.2%. Owner-occupied commercial real estate loans were $205.9 million at December 31, 2019 compared to $160.6 million at December 31, 2018. Nonowner-occupied commercial real estate loans were $547.8 million at December 31, 2019 compared to $452.2 million at December 31, 2018. Construction loans totaled $216.0 million at December 31, 2019, or 17.0% of total loans receivable. Of the $216.0 million in construction loans, $51.8 million are collateralized by land and only $510 thousand are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

        The following table presents the composition of our loans receivable portfolio at each of the five years ended December 31, 2019.

Loans Receivable
At December 31, 2019, 2018, 2017, 2016 and 2015
(Dollars in thousands)

	2019		2018		2017
Commercial real estate	$821,692	64.55%	$683,602	60.07%	$526,657	59.21%
Commercial and industrial	115,103	9.04%	137,328	12.07%	98,150	11.04%
Commercial construction	215,983	16.97%	153,339	13.47%	123,444	13.88%
Consumer residential	108,795	8.55%	131,431	11.55%	108,926	12.25%
Consumer nonresidential	11,290	0.89%	32,308	2.84%	32,232	3.62%
Consumer construction	—	—%	—	—%	—	—%

Gross loans	1,272,863	100.00%	1,138,008	100.00%	889,409	100.00%
Less:
Allowance for loan losses	10,231		9,159		7,725
Unearned income and (unamortized premiums)	2,337		1,265		732

Loans receivable, net	$1,260,295		$1,127,584		$880,952

	2016		2015
Commercial real estate	$476,851	62.08%	$376,426	60.40%
Commercial and industrial	112,061	14.59%	89,502	14.36%
Commercial construction	53,167	6.92%	49,834	8.00%
Consumer residential	106,549	13.87%	84,464	13.55%
Consumer nonresidential	19,548	2.54%	19,127	3.07%
Consumer construction	—	—%	3,856	0.62%

Gross loans	768,176	100.00%	623,209	100.00%
Less:
Allowance for loan losses	6,452		6,239
Unearned income and (unamortized premiums)	75		(350)

Loans receivable, net	$761,649		$617,320

        The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2019.

 Loan Maturities and Interest Rate Sensitivity
At December 31, 2019
(Dollars in thousands)

	One Year or Less	Between One and Five Years	After Five Years	Total
Commercial real estate	$50,626	$308,892	$462,174	$821,692
Commercial and industrial	59,062	47,313	8,728	115,103
Commercial construction	51,612	91,873	72,498	215,983
Consumer residential	4,748	25,455	78,592	108,795
Consumer nonresidential	4,478	3,699	3,113	11,290

Total loans receivable	$170,526	$477,232	$625,105	$1,272,863

Fixed—rate loans	$44,384	$298,369	$287,323	$630,076
Floating—rate loans	126,142	178,863	337,782	642,787

	$170,526	$477,232	$625,105	$1,272,863

*
Payments due by period are based on the repricing characteristics and not contractual maturities.

Asset Quality

        Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO at December 31, 2019 were $14.6 million compared to $7.4 million at December 31, 2018. Our ratio of nonperforming assets to total assets was 0.95% at December 31, 2019 compared to 0.57% at December 31, 2018. Troubled debt restructurings, or TDRs, as of December 31, 2019 and 2018 totaled $3.9 million and $203 thousand, respectively. The TDR recorded during 2019 is included in our total of nonaccrual loans and nonperforming assets as of December 31, 2019. However, this TDR did pay off in full, including past due interest and late fees, during the first quarter of 2020.

        We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2019, we had $17.0 million in loans identified as special mention within the originated loan portfolio, an increase of $8.4 million from December 31, 2018. Special mention rated loans are loans that have a potential weakness that deserves management's close attention; however, the borrower continues to pay in accordance with their contract. The increase from December 31, 2018 is concentrated in two loans that were added to this risk category during the second quarter of 2019. These loans do not have a specific reserve and are considered well-secured. These two loans, totaling $11.1 million at December 31, 2019, have paid off in full including interest during the first quarter of 2020. At December 31, 2019, we had $9.8 million in loans identified as substandard within the originated loan portfolio, an increase of $8.6 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At December 31, 2019, specific reserves on originated and acquired loans totaling $393 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral. In addition, the above mentioned TDR was classified as substandard, and paid off in full, including past due interest and late fees, during the first quarter of 2020.

        We recorded annualized net charge-offs of 0.05% for each of the years ended December 31, 2019 and 2018. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets
At December 31, 2019, 2018, 2017, 2016 and 2015
(Dollars in thousands)

	2019	2018	2017	2016	2015
Nonperforming assets:
Nonaccrual loans	$9,693	$2,180	$741	$94	$2,559
Loans contractually past-due 90 days or more	1,032	1,031	48	155	—

Total nonperforming loans (NPLs)	$10,725	$3,211	$789	$249	$2,559

Other real estate owned (OREO)	3,866	4,224	3,866	—	—

Total nonperforming assets (NPAs)	$14,591	$7,435	$4,655	$249	$2,559

Performing troubled debt restructurings (TDRs)	$—	$203	$1,671	$11,523	$5,074

NPLs/Total Assets	0.70%	0.24%	0.07%	0.03%	0.35%
NPAs/Total Assets	0.95%	0.57%	0.44%	0.03%	0.35%
NPAs and TDRs/Total Assets	0.95%	0.57%	0.60%	1.29%	1.04%
Allowance for loan losses/NPLs	95.39%	285.24%	979.09%	2591.16%	243.81%

Nonperforming Loans by Type
At December 31, 2019, 2018, 2017, 2016 and 2015
(Dollars in thousands)

	2019	2018	2017	2016	2015
Commercial real estate	$4,912	$56	$154	$155	$1,145
Commercial and industrial	4,142	2,800	48	94	1,304
Commercial construction	820	—	—	—	—
Consumer residential	839	355	587	—	110
Consumer nonresidential	12	—	—	—	—

	$10,725	$3,211	$789	$249	$2,559

        At December 31, 2019, there were no performing loans considered a potential problem loan. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. At December 31, 2018, there was one performing loan totaling $123 thousand considered a potential problem loan. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio.

        At December 31, 2019, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

        While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2019, our commercial real estate portfolio (including construction lending) portfolio was 81.5% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses
Years Ended December 31, 2019, 2018, 2017, 2016, and 2015
(Dollars in thousands)

	2019	2018	2017	2016	2015
Beginning balance	$9,159	$7,725	$6,452	$6,239	$5,565
Provision for loan losses	1,720	1,920	1,200	1,471	1,073
Loans charged off:
Commercial real estate	(20)	—	—	(513)	(98)
Commercial and industrial	—	(86)	(44)	(669)	(312)
Consumer residential	—	(187)	—	(76)	—
Consumer nonresidential	(692)	(292)	(33)	—	—

Total loans charged off	(712)	(565)	(77)	(1,258)	(410)
Recoveries:
Commercial real estate	4	—	—	—	11
Commercial and industrial	35	26	117	—	—
Consumer residential	2	1	—	—	—
Consumer nonresidential	23	52	33	—	—

Total recoveries	64	79	150	—	11
Net (charge-offs) recoveries	(648)	(486)	73	(1,258)	(399)

Ending balance	$10,231	$9,159	$7,725	$6,452	$6,239

	2019	2018	2017	2016	2015
Loans, net of deferred fees:
Balance at period end	$1,270,526	$1,136,743	$888,677	$768,102	$623,559
Allowance for loan losses to loans receivable, net of fees	0.81%	0.81%	0.87%	0.84%	1.00%
Net charge-offs (recoveries) to average loans receivable	0.05%	0.05%	(0.01)%	0.19%	0.07%

 Allocation of the Allowance for Loan Losses
At December 31, 2019, 2018, 2017, 2016 and 2015
(Dollars in thousands)

	2019		2018		2017
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$6,399	64.55%	$5,548	60.07%	$4,832	59.21%
Commercial and industrial	1,275	9.04%	1,474	12.07%	768	11.04%
Commercial construction	2,067	16.97%	1,285	13.47%	1,191	13.88%
Consumer residential	417	8.55%	518	11.55%	626	12.25%
Consumer nonresidential	73	0.89%	334	2.84%	268	3.62%
Consumer construction	—	0.00%	—	0.00%	—	0.00%
Unallocated	—	0.00%	—	0.00%	40	0.00%

Total allowance for loan losses	$10,231	100.00%	$9,159	100.00%	$7,725	100.00%

	2016		2015
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$4,266	62.08%	$4,002	60.40%
Commercial and industrial	1,032	14.59%	1,442	14.36%
Commercial construction	375	6.92%	302	8.00%
Consumer residential	500	13.87%	282	13.55%
Consumer nonresidential	121	2.54%	98	3.07%
Consumer construction	—	0.00%	23	0.62%
Unallocated	158	0.00%	89	0.00%

Total allowance for loan losses	$6,452	100.00%	$6,238	100.00%

*
Percentage of loan type to the total loan portfolio.

Investment Securities

        Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity were $264 thousand at December 31, 2019 compared to $1.8 million at December 31, 2018, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $141.3 million at December 31, 2019, an increase of $17.8 million or 14.4%, from $123.5 million at December 31, 2018. We purchased $36.6 million in available-for-sale investment securities during 2019 to help enhance our net interest margin by investing in higher yielding earning assets including the reinvestment of $21.1 million in cash flows provided by mortgage-backed security redemptions.

        As of December 31, 2019 and 2018, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment

securities that were pledged to secure public deposits totaled $11.3 million and $8.1 million at December 31, 2019 and December 31, 2018, respectively.

        We complete reviews for other-than-temporary impairment at least quarterly. At December 31, 2019 and December 31, 2018, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

        No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2019, and December 31, 2018.

        We hold restricted investments in equities of the Federal Reserve Bank of Richmond, or FRB, and FHLB. At December 31, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2018, we owned $1.1 million in FHLB stock and $4.0 million in FRB stock.

        The following table reflects the composition of our investment portfolio, at amortized cost, at December 31, 2019, 2018, and 2017.

Investment Securities
At December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019		2018		2017
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	0.19%	$264	0.21%	$263	0.22%
Securities of U.S. government and federal agencies	—	0.00%	1,497	1.16%	1,497	1.25%

Total held-to-maturity securities	$264	0.19%	$1,761	1.37%	$1,760	1.47%
Available-for-sale
Securities of U.S. government and federal agencies	$4,000	2.84%	$1,000	0.78%	$1,000	0.83%
Securities of state and local municipalities	4,631	3.29%	6,056	4.72%	6,285	5.24%
Corporate bonds and securities	6,984	4.97%	5,000	3.89%	5,000	4.17%
Mortgage-backed securities	124,757	88.71%	114,379	89.05%	105,321	87.88%
Certificates of deposit	—	0.00%	245	0.19%	490	0.41%

Total available-for-sale securities	$140,372	99.81%	$126,680	98.63%	$118,096	98.53%
Total investment securities	$140,636	100.00%	$128,441	100.00%	$119,856	100.00%

        The following table presents the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at December 31, 2019.

Investment Securities by Stated Maturity
At December 31, 2019
(Dollars in thousands)

	2019
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%

Total held-to-maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$1,000	2.12%	$3,000	2.32%	$—	—	$4,000	2.27%
Securities of state and local municipalities	—	—	1,028	2.25%	1,380	2.30%	2,223	2.81%	4,631	2.54%
Corporate bonds	—	—	—	—	6,984	4.83%	—	—	6,984	4.83%
Mortgaged-backed securities	—	—	—	—	14,163	2.26%	110,594	2.51%	124,757	2.48%

Total available-for-sale securities	$—	—	$2,028	2.19%	$25,527	2.97%	$112,817	2.52%	$140,372	2.59%
Total investment securities	$—	—	$2,028	2.19%	$25,791	2.97%	$112,817	2.52%	$140,636	2.59%

Deposits and Other Borrowed Funds

        Total deposits were $1.29 billion at December 31, 2019, an increase of $123.3 million, or 10.6%, from $1.16 billion at December 31, 2018. Noninterest-bearing deposits totaled $306.2 million at December 31, 2019, comprising 23.8% of total deposits and increased $72.9 million, or 31.3%, compared to December 31, 2018. The increase in total deposits during 2019 was primarily due to our core deposit gathering efforts as we strategically decreased our reliance on brokered deposit funding, which is used as a short-term funding source for the Bank. At December 31, 2019, deposits from municipalities, which are secured by a letter of credit issued by the FHLB and a portion of our investment securities, represented 8.4% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

        The following table provides information on our deposit composition at December 31, 2019.

Deposit Composition
At December 31, 2019
(Dollars in thousands)

	2019
	Balance	Average Rate
Noninterest bearing demand	$306,235	—
Interest bearing—checking, savings and money market	557,148	1.18%
Time deposits $100,000 or more	270,508	2.37%
Other time deposits	151,831	2.19%

	$1,285,722

        The remaining maturity of time deposits at December 31, 2019 are as follows:

2019
Three months or less	$114,991
Over three months through six months	94,550
Over six months through twelve months	114,281
Over twelve months	98,517

$422,339

        Wholesale deposits increased to $100.0 million at December 31, 2019, or $15.6 million, from $84.4 million at December 31, 2018. In addition, we are a member of the Promontory Interfinancial Network, or Promontory, which gives us the ability to offer Certificates of Deposit Account Registry Service, or CDARS, and Insured Cash Sweep, or ICS, products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2019 and December 31, 2018, we had $71.4 million and $88.7 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity for the year ended December 31, 2019.

Certificates of Deposit Over $100,000 and Greater
At December 31, 2019
(Dollars in thousands)

2019
Three months or less	$45,309
Over three months through six months	59,303
Over six months through twelve months	93,456
Over twelve months	72,440

$270,508

        Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $49.5 million at December 31, 2019, and $24.4 million at December 31, 2018. At December 31, 2019, we had $10.0 million in federal funds purchased and $15.0 million in FHLB advances. We had no federal funds purchased or FHLB advances at December 31, 2018.

        The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2019, 2018, and 2017.

Short-Term Borrowings and Other Borrowed Funds
At December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019		2018		2017
	Amount Outstanding	Weighted Average Rate	Amount Outstanding	Weighted Average Rate	Amount Outstanding	Weighted Average Rate
Other short-term borrowed funds:
Federal funds purchased	$10,000	1.60%	$—	—	$—	—
FHLB advances—short term	15,000	1.73%	—	—	—	—

Total short-term borrowed funds and weighted average rate	$25,000	1.68%	$—	—	$—	—

Other borrowed funds:
Subordinated debt	24,487	6.00%	24,407	6.00%	24,327	6.00%

Total other borrowed funds and weighted average rate	$24,487	6.00%	$24,407	6.00%	$24,327	6.00%

Total borrowed funds and weighted average rate	$49,487	3.82%	$24,407	6.00%	$24,327	6.00%

Capital Resources

        Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

        Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) a common equity Tier 1, or CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation. The federal banking agencies have adopted a CBLR, calculated by dividing tangible equity capital by average consolidated total assets of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate. As of December 31, 2019, we qualified for this simplified capital regime, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

        Shareholders' equity at December 31, 2019 was $179.1 million, an increase of $20.7 million, compared to $158.3 million at December 31, 2018. The increase in shareholders' equity was primarily attributable to the recognition of net income of $15.8 million for the year ended December 31, 2019. Common stock issued as a result of option exercises increased shareholders' equity by $1.2 million for the year ended December 31, 2019. Accumulated other comprehensive income increased $3.1 million during 2019, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

        Total shareholders' equity to total assets for each of December 31, 2019 and December 31, 2018 was 11.7%. Tangible book value per share at December 31, 2019 and December 31, 2018 was $12.26 and $10.93, respectively. Total risk-based capital to risk-weighted assets for the Bank was 13.43% at December 31, 2019 compared to 14.02% at December 31, 2018. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2019 and December 31, 2018.

        As noted above, regulatory capital levels for the bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

        As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, and (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below. The Company understands that the Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

        The following tables shows the minimum capital requirement and our capital position at December 31, 2019 and December 31, 2018 for the Bank.

 Capital Components
At December 31, 2019 and 2018
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes(1)			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2019
Total risk-based capital	$192,364	13.43%	$150,369	≥	10.500%	$143,208	≥	10.00%
Tier I risk-based capital	182,121	12.72%	121,727	≥	8.500%	114,567	≥	8.00%
Common equity tier I capital	182,121	12.72%	100,246	≥	7.000%	93,085	≥	6.50%
Leverage capital ratio	182,121	12.15%	98,214	≥	6.500%	75,550	≥	5.00%
At December 31, 2018
Total risk-based capital	$172,975	14.02%	$121,861	≥	9.875%	$123,404	≥	10.00%
Tier I risk-based capital	163,804	13.27%	97,180	≥	7.875%	98,723	≥	8.00%
Common equity tier I capital	163,804	13.27%	78,670	≥	6.375%	80,213	≥	6.50%
Leverage capital ratio	163,804	12.41%	52,777	≥	4.000%	65,971	≥	5.00%

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

        Liquid assets, which include cash and due from banks, interest-bearing deposits at other financial institutions and investment securities available for sale, totaled $174.5 million at December 31, 2019, or 11.4% of total assets. We held investments that are classified as held-to-maturity in the amount of $264 thousand at December 31, 2019. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2019 was approximately $113.3 million. Borrowing capacity with the FRB was approximately $51.9 million at December 31, 2019. These facilities are subject to the FHLB and the Federal Reserve approving disbursement to us. In addition, we have investment securities of $130.0 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $189.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

        Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption "Deposits and Other Borrowed Funds" above, we have a deposit concentration related to municipalities at December 31, 2019. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

        At December 31, 2019 and December 31, 2018, unused commitments to fund loans and lines of credit totaled $244.4 million and $216.0 million, respectively. Commercial and standby letters of credit totaled $9.0 million and $9.4 million at December 31, 2019 and December 31, 2018, respectively.

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

        At December 31, 2019, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model. Our net interest income would increase by 0.1% in an up 100 basis point scenario and would decrease by 0.7% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 2.9% in an up 100 basis point scenario and would increase by 7.2% in an up 400 basis point scenario. At December 31, 2019 and December 31, 2018, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

        Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2019 and December 31, 2018 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
December 31, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	–0.69%	+400	2.74%
+300	–0.20%	+300	2.25%
+200	0.11%	+200	1.77%
+100	0.11%	+100	1.03%
0	—	0	—
–100	0.56%	–100	–1.13%
–200	–0.80%	–200	–4.80%

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

        The interest rate risk to capital at December 31, 2019 and December 31, 2018 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At December 31, 2019 and December 31, 2018, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
December 31, 2019		December 31, 2018
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	–13.72%	+400	–16.16%
+300	–9.36%	+300	–11.98%
+200	–5.21%	+200	–7.37%
+100	–1.99%	+100	–3.33%
0	—	0	—
–100	1.68%	–100	2.39%
–200	1.55%	–200	2.75%

Item 8.    Financial Statements and Supplementary Data

FVCBankcorp, Inc. and Subsidiary

Fairfax, Virginia

CONSOLIDATED FINANCIAL REPORT

December 31, 2019

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FVCBankcorp, Inc.
Fairfax, Virginia

Opinion on the Financial Statements

        We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Winchester, Virginia
March 27, 2020

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Condition

December 31, 2019 and 2018

(In thousands, except share data)

	2019	2018
Assets
Cash and due from banks	$14,916	$9,435
Interest-bearing deposits at other financial institutions	18,226	34,060
Securities held-to-maturity (fair value of $0.3 million and $1.7 million at December 31, 2019 and 2018, respectively)	264	1,761
Securities available-for-sale, at fair value	141,325	123,537
Restricted stock, at cost	6,017	5,299
Loans held for sale, at fair value	11,198	—
Loans, net of allowance for loan losses of $10.2 million and $9.2 million at December 31, 2019 and 2018, respectively	1,260,295	1,127,584
Premises and equipment, net	2,084	2,271
Accrued interest receivable	4,094	4,050
Prepaid expenses	546	892
Deferred tax assets, net	7,683	8,591
Goodwill and intangibles, net	8,689	8,443
Bank owned life insurance (BOLI)	37,069	16,406
Other real estate owned (OREO)	3,866	4,224
Operating lease right-of-use assets	13,279	—
Other assets	7,744	5,023

Total assets	$1,537,295	$1,351,576

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$306,235	$233,318
Interest-bearing checking, savings and money market	557,148	583,736
Time deposits	422,339	345,386

Total deposits	$1,285,722	$1,162,440

Federal funds purchased	$10,000	$—
FHLB advances	15,000	—
Subordinated notes, net of issuance costs	24,487	24,407
Accrued interest payable	605	811
Operating lease liabilities	13,686	—
Accrued expenses and other liabilities	8,717	5,582

Total liabilities	$1,358,217	$1,193,240

Commitments and Contingent Liabilities

Stockholders' Equity

	2019	2018
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,902,067	13,712,615	139	137
Additional paid-in capital			$125,779	$123,882
Retained earnings			52,470	36,728
Accumulated other comprehensive income (loss), net			690	(2,411)

Total stockholders' equity			$179,078	$158,336

Total liabilities and stockholders' equity			$1,537,295	$1,351,576

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2019 and 2018

(In thousands, except per share data)

	2019	2018
Interest and Dividend Income
Interest and fees on loans	$62,182	$48,216
Interest and dividends on securities held-to-maturity	30	51
Interest and dividends on securities available-for-sale	3,496	2,767
Dividends on restricted stock	321	291
Interest on deposits at other financial institutions	705	599

Total interest and dividend income	$66,734	$51,924

Interest Expense
Interest on deposits	$16,830	$10,354
Interest on federal funds purchased	145	28
Interest on short-term debt	116	74
Interest on long-term debt	—	74
Interest on subordinated notes	1,580	1,580

Total interest expense	$18,671	$12,110

Net Interest Income	$48,063	$39,814
Provision for loan losses	1,720	1,920

Net interest income after provision for loan losses	$46,343	$37,894

Noninterest Income
Service charges on deposit accounts	$890	$635
Loss on sale of securities available-for-sale	—	(462)
Gain on calls of securities held-to-maturity	3	—
Loss on loans held for sale	(145)	—
BOLI income	662	438
Other income	1,136	1,050

Total noninterest income	$2,546	$1,661

Noninterest Expenses
Salaries and employee benefits	$17,047	$14,008
Occupancy and equipment expense	3,400	2,524
Data processing and network administration	1,638	1,233
State franchise taxes	1,696	1,184
Audit, legal and consulting fees	826	649
Merger and acquisition expense	133	3,339
Loan related expenses	476	364
FDIC insurance	244	469
Marketing, business development and advertising	396	339
Director fees	532	457
Postage, courier and telephone	195	212
Internet banking	439	308
Core deposit intangible amortization	385	118
Other operating expenses	1,470	1,244

Total noninterest expenses	$28,877	$26,448

Net income before income tax expense	$20,012	$13,107
Income tax expense	4,184	2,238

Net income	$15,828	$10,869

Earnings per share, basic	$1.15	$0.93

Earnings per share, diluted	$1.07	$0.85

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019 and 2018

(In thousands)

	2019	2018
Net income	$15,828	$10,869
Other comprehensive income gain (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $932 in 2019 and net of tax benefit of $389 in 2018.	3,164	(1,072)
Unrealized loss on interest rate swaps, net of tax benefit of $17 in 2019.	(63)	—
Reclassification adjustment for losses realized in income, net of tax benefit of $0 and $108 for 2019 and 2018, respectively.	—	354

Total other comprehensive income (loss)	$3,101	$(718)

Total comprehensive income	$18,929	$10,151

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

(In thousands)

	2019	2018
Cash Flows From Operating Activities
Net income	$15,828	$10,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	643	497
Provision for loan losses	1,720	1,920
Net amortization of premium of securities	377	534
Net amortization of deferred loan costs and purchase premiums	755	534
Net accretion of acquisition accounting adjustments	487	(64)
Gain on calls of held-to-maturity securities	(3)	—
Loss on loans held for sale	145	—
Amortization of subordinated debt issuance costs	80	80
Core deposits intangible amortization	385	118
Equity-based compensation expense	679	707
BOLI income	(662)	(438)
Realized losses on securities sales	—	462
Deferred income tax (benefit)	185	(866)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(2,044)	(4,532)
Increase in accrued interest payable, accrued expenses and other liabilities	1,826	3,520

Net cash provided by operating activities	$20,401	$13,341

Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$245	$245
Decrease (increase) in interest-bearing deposits at other financial institutions	15,834	(15,047)
Purchases of securities available-for-sale	(36,619)	(37,044)
Proceeds from sales of securities available-for-sale	—	23,012
Proceeds from maturities and calls of securities held-to-maturity	1,500	—
Proceeds from maturities and calls of securities available-for-sale	1,250	—
Proceeds from maturities, calls and paydowns of securities available-for-sale	21,055	16,938
Net purchase of restricted stock	(718)	(470)
Net increase in loans	(147,195)	(106,324)
Proceeds from sale of OREO	358	—
Cash acquired in acquisition	—	5,172
Purchases of BOLI	(20,000)	—
Purchases of premises and equipment, net	(311)	(743)

Net cash used in investing activities	$(164,601)	$(114,261)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$46,329	$195,001
Net increase (decrease) in time deposits	77,132	(99,113)
Increase in federal funds purchased	10,000	—
Net increase (decrease) in FHLB advances	15,000	(27,577)
Common stock issuance	1,220	34,616

Net cash provided by financing activities	$149,681	$102,927

Net increase in cash and cash equivalents	$5,481	$2,007
Cash and cash equivalents, beginning of year	9,435	7,428

Cash and cash equivalents, end of year	$14,916	$9,435

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2019 and 2018

(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	10,869	$109	$74,008	$25,859	$(1,693)	$98,283
Net income	—	—	—	10,869	—	10,869
Other comprehensive loss	—	—	—	—	(718)	(718)
Common stock issuance at $20 per share	1,844	18	33,457	—	—	33,475
Common stock issuance for options exercised, net	221	2	1,139	—	—	1,141
Common stock issuance for acquisition of Colombo Bank	763	8	14,571	—	—	14,579
Vesting of restricted stock grants	16	—	—	—	—	—
Stock-based compensation expense	—	—	707	—	—	707

Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336

Net income	—	—	—	15,828	—	15,828
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	3,101	3,101
Common stock issuance for options exercised	174	2	1,218	—	—	1,220
Vesting of restricted stock grants	15	—	—	—	—	—
Stock-based compensation expense	—	—	679	—	—	679

Balance at December 31, 2019	13,902	139	125,779	52,470	690	$179,078

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

(e)
Investment Securities

        Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

        Nonperforming assets include nonaccrual loans, loans past-due 90 days or more and other real estate owned.

        The allowance for loan losses is increased or decreased by provisions for reversal of loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

        The Company maintains the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters or disease epidemics or pandemics, may impact management's assessment of possible credit losses. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

        For purposes of monitoring the performance of the loan portfolio and estimating the allowance for loan losses, the Company's loans receivable portfolio is segmented as follows: commercial real estate, commercial and industrial, commercial construction, consumer residential, and consumer nonresidential.

        Commercial Real Estate Loans.    Commercial real estate loans are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Collateral for this loan type includes various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties.

        These loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of a business or real estate project and thus may be subject to adverse conditions in the commercial real estate market or in the general economy. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Commercial and Industrial Loans.    The Company makes commercial loans to qualified businesses within its market area. The commercial lending portfolio consists primarily of commercial and industrial loans for a variety of business purposes, including working capital and the financing of accounts receivable, property, plant and equipment. The Company has a government contract lending group which provides secured lending to government contracting firms and businesses based primarily on receivables from the federal government.

        Commercial and industrial loans generally have a higher degree of risk than other certain types of loans. Commercial loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself. To manage these risks, the Company's policy is to secure commercial loans originated with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available.

        Commercial Construction Loans.    The Company's commercial construction loan portfolio consists of acquisition, development, and construction of commercial real estate, including multi-family properties. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve. Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan. This is an industry standard practice.

        Consumer Residential.    This portfolio consists primarily of home equity lines of credit ("HELOC") that we originate in our market areas. Our HELOCs generally have a maximum loan to value of up to 85%, however, actual loan to values are typically lower than the maximum. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification.

        Consumer Nonresidential.    The Company's consumer nonresidential loans consist primarily of installment loans made to individuals for personal, family and household purposes. In addition, we have purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.

        Consumer loans may entail greater risk than certain other types of loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles.

        The Company's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans,

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

the Company requires its lending officers to review the borrower's collateral and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.

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

        The Company also maintains an allowance for loan losses for acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining discount recorded at the time of acquisition.

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

        In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2019 and 2018 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

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

        During the fourth quarter of 2019, the Company reclassified a portion of its consumer unsecured loan portfolio as held for sale, and recorded a loss on the market value adjustment totaling $145 thousand. This portfolio was purchased by the Company within the last two years and is not performing as expected, with recorded net charge-offs totaling $647 thousand for the year ended December 31, 2019. The Company anticipates selling these loans during 2020.

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

        On January 1, 2019, the Company adopted ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. There was a cumulative effect adjustment of approximately $86 thousand at adoption. The Company also elected certain practical expedients within the standard and did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases. Prior to adoption, all of the Company's leases were classified as operating leases and remain operating leases at adoption. The implementation of the new standard resulted in recognition of a right-of-use asset of approximately $12.2 million and an offsetting lease liability of $12.7 million for leases existing at the date of adoption.

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

        Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

        Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term, or for variable lease payments, in the period in which the obligation was incurred. Payments for leases with terms longer than twelve months are included in the determination of the lease liability. Payments may be fixed for the term of the lease or variable. If the lease agreement provides a known escalator, such as a specified percentage increase per year or a stated increase at a specified time, the variable payment is included in the cash flows used to determine the lease liability. If the variable payment is based upon an unknown escalator, such as the consumer price index at a future date, the increase is not included in the cash flows used to determine the lease liability. The Company's leases provide known escalators that are included in the determination of the lease liability, with the exception of three lease agreements.

        The Company's leases offer the option to extend the lease term. For each of the leases, the Company is reasonably certain it will exercise the options and has included the additional time and lease payments in the calculation of the lease liability. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

(h)
Goodwill and Intangible Assets

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.

        Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist; that indicate that a goodwill impairment test should be performed. The Company performs the annual impairment test annually during the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

        No impairment was recorded for 2019 and 2018.

(i)
Other Real Estate Owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company did not foreclose on any properties during the years ended December 31, 2019 and 2018. The Company, through its acquisition of Colombo, did acquire one residential real estate property, which was sold for its recorded value in 2019.

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

(k)
Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company—put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

        Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded as of December 31, 2019 and 2018. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(m)
Comprehensive Income (Loss)

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and interest rate swaps for 2019, which are also recognized as separate components of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption "Gain (loss) on sale of securities available-for-sale" in the Company's consolidated statements of income.

(n)
Fair Value of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(o)
Equity-based Compensation

        The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company's stock options are classified as equity awards.

        The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. During 2017, the Company began granting restricted stock units which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2019 and 2018.

(p)
401(k) Plan

        Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $367 thousand and $280 thousand for the years ended December 31, 2019 and 2018, respectively.

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

(s)
Recent Accounting Pronouncements

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB's October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies. Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company's loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies included in the FASB's Exposure Draft.

        In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

        In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

        In May 2019, the FASB issued ASU 2019-05, "Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

        In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. "Expected recoveries" describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

        In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes." The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

(eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers' application of certain income tax-related guidance. This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

        In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

        Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, "Financial Instruments—Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Note 3. Business Combinations

        On October 12, 2018, the Company acquired Colombo, a commercial bank with approximately $199 million in assets, after purchase accounting adjustments. Based on an average closing price of the Company's common stock during the five trading day period ended on October 10, 2018 of $19.614 (the "Average Closing Price"), the shareholders of Colombo common stock received 0.002217 shares of the Company's common stock and $0.053157 in cash for each share of Colombo common stock held, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who own fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company's common stock and $18.3 million in cash were issued in exchange for outstanding shares of Colombo common stock. Total consideration for the acquisition was $32.9 million.

        Merger and acquisition expense for 2018 was $3.3 million which was mainly related to legal and accounting cost, system conversion and integration expenses, employee retention and severance

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 3. Business Combinations (Continued)

payments. In 2019, $133 thousand of primarily legal and contract termination expenses associated with the Colombo acquisition was recorded.

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

        The fair value estimates were subject to change for up to one year after the closing date of the transaction if additional information relative to closing dates fair values becomes available.

        Subsequent to the purchase, management made a measurement period adjustment of $663 thousand for a purchase credit impaired loan inadvertently included in the purchase performing loan category and for deferred tax assets based on the additional credit mark and final tax return of Colombo.

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

        Loans.    The acquired loan portfolio was segregated into one of two categories for valuation purposes: PCI and performing loans. PCI loans were identified as those loans that were nonaccrual prior to the business combination and those loans that had been identified as potentially impaired. Potentially impaired loans were those loans that were identified during the credit review process where there was an indication that the borrower did not have sufficient cash flows to service the loan in accordance with its terms. Performing loans were those loans that were currently performing in accordance with the loan contract and do not appear to have any significant credit issues.

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

        Core deposit intangible.    Core deposit intangibles ("CDI") are measures of the value of noninterest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 9.8 years to approximate the existing deposit relationships acquired.

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

        Federal Home Loan Bank ("FHLB") advances.    The fair value of FHLB advances was determined based on the repayment amount as all acquired advances were repaid immediately following the acquisition.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments

        Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2019 and 2018, are as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270

Total Held-to-maturity Securities	$264	$6	$—	$270

Available-for-sale
Securities of U.S. government and federal agencies	$4,000	$—	$(4)	$3,996
Securities of state and local municipalities tax exempt	3,662	76	—	3,738
Securities of state and local municipalities taxable	969	—	(14)	955
Corporate bonds	6,984	78	(81)	6,981
SBA pass-through securities	163	—	(4)	159
Mortgage-backed securities	96,358	1,077	(246)	97,189
Collateralized mortgage obligations	28,236	290	(219)	28,307

Total Available-for-sale Securities	$140,372	$1,521	$(568)	$141,325

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Securities of U.S. government and federal agencies	1,497	—	(20)	1,477

Total Held-to-maturity Securities	$1,761	$—	$(26)	$1,735

Available-for-sale
Securities of U.S. government and federal agencies	$1,000	$—	$(44)	$956
Securities of state and local municipalities tax exempt	3,678	—	(39)	3,639
Securities of state and local municipalities taxable	2,378	—	(70)	2,308
Corporate bonds	5,000	92	(79)	5,013
Certificates of deposit	245	—	(1)	244
SBA pass-through securities	200	—	(5)	195
Mortgage-backed securities	90,234	94	(2,291)	88,037
Collateralized mortgage obligations	23,945	10	(810)	23,145

Total Available-for-sale Securities	$126,680	$196	$(3,339)	$123,537

        The Company had securities with a market value of $11.3 million and $0 pledged with the Federal Reserve Bank of Richmond (the "Federal Reserve Bank") for the years ended December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

        There were no securities pledged with the Treasury Board of Virginia at the Community Bankers' Bank at December 31, 2019. There were securities with a market value of $8.1 million pledged as of December 31, 2018.

        The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the prior twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$2,997	$(3)	$999	$(1)	$3,996	$(4)
Securities of state and local municipalities taxable	—	—	955	(14)	955	(14)
Corporate bonds	2,463	(22)	941	(59)	3,404	(81)
SBA pass-through securities	—	—	159	(4)	159	(4)
Mortgage-backed securities	15,529	(73)	20,475	(173)	36,004	(246)
Collateralized mortgage obligations	7,479	(94)	7,975	(125)	15,454	(219)

Total	$28,468	$(192)	$31,504	$(376)	$59,972	$(568)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$2,433	$(64)	$2,433	$(64)
Securities of state and local municipalities tax exempt	263	(1)	3,634	(44)	3,897	(45)
Securities of state and local municipalities taxable	757	(1)	1,551	(69)	2,308	(70)
Corporate bonds	988	(12)	933	(67)	1,921	(79)
Certificates of deposit	—	—	244	(1)	244	(1)
SBA pass-through securities	—	—	195	(5)	195	(5)
Mortgage-backed securities	12,743	(59)	60,656	(2,232)	73,399	(2,291)
Collateralized mortgage obligations	—	—	16,790	(810)	16,790	(810)

Total	$14,751	$(73)	$86,436	$(3,292)	$101,187	$(3,365)

        Securities of U.S. government and federal agencies:    The unrealized losses on two available-for-sale security were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

        Securities of state and local municipalities tax exempt:    The unrealized losses on the investments in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Three of the seven investments carry an S&P investment grade rating of AA+ or above, one has a rating of AA–, one has an AA rating, while the remaining two do not carry a rating.

        Corporate bonds:    The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of A-. The remaining six investments does not carry a rating.

        SBA pass-through securities:    The unrealized loss on the Company's single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on this investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2019.

        Mortgage-backed securities:    The unrealized losses on the Company's investment in thirty mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

        Collateralized mortgage obligations (CMOs):    The unrealized loss associated with twenty-six CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 4. Investment Securities and Other Investments (Continued)

        The amortized cost and fair value of securities available-for-sale as of December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2019
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$—	$—	$2,028	$2,061
After 5 years through 10 years	264	270	25,527	25,658
After 10 years	—	—	112,817	113,606

Total	$264	$270	$140,372	$141,325

        For the years ended December 31, 2019 and 2018, proceeds from maturities, calls, and principal repayments of securities were $24.1 million and $16.9 million, respectively. During 2019 and 2018, proceeds from sales of securities amounted to $3.0 million and $23.0 million, gross realized gains of $3 thousand in 2019 and gross realized losses of $462 thousand in 2018. There were no realized losses in 2019 and no realized gains in 2018.

        The Company has other investments in the form of restricted stock totaling $6.0 million and $5.3 million at December 31, 2019 and 2018, respectively. The following table discloses the types of investments included in other investments:

	2019	2018
Federal Reserve stock	$4,018	$4,029
FHLB stock	1,852	1,123
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25

	$6,017	$5,299

        As members of the Federal Reserve Bank and the FHLB, the Company's banking subsidiary is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding. These investments are carried at cost since no active trading markets exist.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses

        A summary of loan balances by type follows:

	2019			2018
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$771,320	$50,372	$821,692	$616,614	$66,988	$683,602
Commercial and industrial	107,698	7,405	115,103	128,909	8,419	137,328
Commercial construction	210,933	5,050	215,983	141,694	11,645	153,339
Consumer residential	74,488	34,307	108,795	87,609	43,822	131,431
Consumer nonresidential	11,205	85	11,290	32,184	124	32,308

	$1,175,644	$97,219	$1,272,863	$1,007,010	$130,998	$1,138,008
Less:
Allowance for loan losses	10,202	29	10,231	9,159	—	9,159
Unearned income and (unamortized premiums), net	2,337	—	2,337	1,265	—	1,265

Loans, net	$1,163,105	$97,190	$1,260,295	$996,586	$130,998	$1,127,584

        During 2018, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).

        The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition as of December 31, 2019 and 2018 are as follows:

2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,605
Carrying amount	4,810
Other acquired loans
Outstanding principal balance	93,587
Carrying amount	92,409
Total acquired loans
Outstanding principal balance	99,192
Carrying amount	97,219

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

2018
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,896
Carrying amount	4,649
Other acquired loans
Outstanding principal balance	131,286
Carrying amount	129,597
Total acquired loans
Outstanding principal balance	137,182
Carrying amount	134,246

        The following table presents changes for the year ended December 31, 2019 and 2018 in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

Balance at January 1, 2019	$357
Accretion	(136)
Reclassification of nonaccretable difference due to improvement in expected cash flows	78
Other changes, net	72

Balance at December 31, 2019	$371

Balance at January 1, 2018	$—
Accretable yield at acquisition date	379
Accretion	(22)

Balance at December 31, 2018	$357

        An analysis of the allowance for loan losses for the years ended December 31, 2019 and 2018 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
2019
Allowance for loan losses:
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	(20)	—	—	—	(692)	(712)
Recoveries	4	35	—	2	23	64
Provision	867	(234)	782	(103)	408	1,720

Ending Balance	$6,399	$1,275	$2,067	$417	$73	$10,231

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Unallocated	Total
2018
Allowance for loan losses:
Beginning Balance	$4,832	$768	$1,191	$626	$268	$40	$7,725
Charge-offs	—	(86)	—	(187)	(292)	—	(565)
Recoveries	—	26	—	1	52	—	79
Provision	716	766	94	78	306	(40)	1,920

Ending Balance	$5,548	$1,474	$1,285	$518	$334	$—	$9,159

        The following table presents the recorded investment in loans and impairment method as of December 31, 2019 and 2018, by portfolio segment:

Allowance for Loan Losses

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
2019
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$364	$—	$29	$—	$393
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	6,399	911	2,067	388	73	9,838

	$6,399	$1,275	$2,067	$417	$73	$10,231

Loans Receivable

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
2019
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,902	$5,208	$820	$320	$—	$20,250
Purchased credit impaired loans	4,043	400	—	367	—	4,810
Collectively evaluated for impairment	803,747	109,495	215,163	108,108	11,290	1,247,803

	$821,692	$115,103	$215,983	$108,795	$11,290	$1,272,863

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
2018
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$372	$—	$1	$—	$373
Collectively evaluated for impairment	5,548	1,102	1,285	517	334	8,786

	$5,548	$1,474	$1,285	$518	$334	$9,159

Loans Receivable

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
2018
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,306	$2,969	$—	$182	$—	$4,457
Purchased credit impaired loans	139	467	421	374	—	1,401
Collectively evaluated for impairment	682,157	133,892	152,918	130,875	32,308	1,132,150

	$683,602	$137,328	$153,339	$131,431	$32,308	$1,138,008

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

        Impaired loans by class excluding purchased credit impaired, as of December 31, 2019 and 2018 are summarized as follows:

Impaired Loans—Originated Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	2,040	2,040	364	2,081	157
Commercial construction	—	—	—	—	—
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$2,040	$2,040	364	$2,081	$157

2019
With no related allowance:
Commercial real estate	$13,732	$13,736	$—	$14,557	$699
Commercial and industrial	3,168	3,323	—	5,387	340
Commercial construction	820	820	—	816	56
Consumer residential	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—

	$17,720	$17,879	$—	$20,760	$1,095

Impaired Loans—Acquired Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	169	163	29	163	10
Consumer nonresidential	—	—	—	—	—

	$169	$163	29	$163	$10

2019
With no related allowance:
Commercial real estate	$170	$165	$—	$165	$13
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer residential	151	152	—	155	8
Consumer nonresidential	—	—	—	—	—

	$321	$317	$—	$320	$21

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

Impaired Loans—Originated Loan Portfolio

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

        Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2019 and 2018:

2019—Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$751,161	$102,491	$210,113	$73,834	$11,186	$1,148,785
Special mention	15,967	476	—	553	19	17,015
Substandard	4,192	4,731	820	101	—	9,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$771,320	$107,698	$210,933	$74,488	$11,205	$1,175,644

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

2019—Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$47,027	$7,005	$5,050	$33,622	$85	$92,789
Special mention	3,089	—	—	139	—	3,228
Substandard	256	400	—	546	—	1,202
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$50,372	$7,405	$5,050	$34,307	$85	$97,219

2018—Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$610,580	$124,349	$141,694	$86,848	$32,184	$995,655
Special mention	6,034	1,783	—	761	—	8,578
Substandard	—	2,777	—	—	—	2,777
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$616,614	$128,909	$141,694	$87,609	$32,184	$1,007,010

2018—Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$66,849	$7,952	$11,224	$43,811	$124	$129,960
Special mention	56	—	421	—	—	477
Substandard	83	467	—	11	—	561
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$66,988	$8,419	$11,645	$43,822	$124	$130,998

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2019,

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 5. Loans and Allowance for Loan Losses (Continued)

the Company had $17.0 million in loans identified as special mention within the originated loan portfolio, an increase of $8.4 million from December 31, 2018. Special mention rated loans are loans that have a potential weakness that deserve management's close attention. The increase from December 31, 2018 is concentrated in three loans that were added to this risk category during the second quarter of 2019 and one loan that was added to this risk category during the fourth quarter of 2019. These loans do not have a specific reserve and are considered well-secured. At December 31, 2019, the Company had $9.8 million in loans identified as substandard within the originated loan portfolio, an increase of $7.1 million from December 31, 2018. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of December 31, 2019, specific reserves on originated and acquired loans totaling $393 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

        Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2019 and 2018:

2019—Originated Loan Portfolio

	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$8,550	$—	$753	$9,303	$762,017	$771,320	$753	$3,903
Commercial and industrial	1,184	—	48	1,232	106,466	107,698	48	3,822
Commercial construction	2,000	—	—	2,000	208,933	210,933	—	820
Consumer residential	289	153	101	543	73,945	74,488	101	—
Consumer nonresidential	77	56	12	145	11,060	11,205	12	—

Total	$12,100	$209	$914	$13,223	$1,162,421	$1,175,644	$914	$8,545

2019—Acquired Loan Portfolio

	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$50,372	$50,372	$—	$256
Commercial and industrial	—	—	—	—	7,405	7,405	—	272
Commercial construction	—	—	—	—	5,050	5,050	—	—
Consumer residential	1,138	241	118	1,497	32,810	34,307	118	620
Consumer nonresidential	—	—	—	—	85	85	—	—

Total	$1,138	$241	$118	$1,497	$95,722	$97,219	$118	$1,148

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

        There were overdrafts of $181 thousand and $28 thousand at December 31, 2019 and 2018 which have been reclassified from deposits to loans. At December 31, 2019 and 2018, loans with a carrying value of $154.0 million and $173.0 million were pledged to the Federal Home Loan Bank of Atlanta.

        There was a default of one troubled debt restructuring (TDR) during the twelve months of restructuring during the year ended December 31, 2019. There were no defaults of TDRs where the default occurred within twelve months of the restructuring during the year ended December 31, 2018.

        The following table presents the TDRs originated during the year ended December 31, 2019:

At December 31, 2019

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$3,903	$3,903

Total	1	$3,903	$3,903

        There were no TDR's originated in 2018.

        As of December 31, 2019 and 2018, the Company has a recorded investment in troubled debt restructurings of $3.9 million and $203 thousand, respectively.

        The concessions made in troubled debt restructurings were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 6. Other Real Estate Owned

        Other real estate owned activity was as follows for December 31, 2019 and 2018.

2019
Beginning Balance	$4,224
Sales of other real estate owned	(358)

Ending Balance	$3,866

2018
Beginning Balance	$3,866
Other real estate acquired in acquisition	358

Ending Balance	$4,224

        There were no foreclosed residential real estate properties recorded in other real estate owned as a result of obtaining physical possession of the property at December 31, 2019. At December 31, 2018, there was one foreclosed residential real estate property recorded in other real estate owned which was acquired by the Company upon its acquisition of Colombo. At December 31, 2019, there was $177 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2018, there was no residential real estate properties for which formal foreclosure proceedings are in process. The Company recorded no impairment charges during 2019 and 2018.

Note 7. Goodwill and Intangibles

        As a result of the Company's acquisition of Colombo in October 2018, the Company recognized goodwill and core deposit intangibles.

        Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2017	$204	$105	$—	$—	$204	$105

2018 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Acquisition of Colombo Bank	—	—	1,950	98	1,950	98

Balance at December 31, 2018	$204	$125	$1,950	$98	$2,154	$223

2019 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	365	—	365

Balance at December 31, 2019	$204	$145	$1,950	$463	$2,154	$608

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 7. Goodwill and Intangibles (Continued)

        The aggregate amortization expense was $385 thousand for 2019 and $118 thousand for 2018. The estimated amortization expense for the next five years and thereafter is as follows:

2020	$345
2021	305
2022	262
2023	205
2024	165
Thereafter	264

        The carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

Balance at December 31, 2017	$—
Acquisition of Colombo Bank	6,512

Balance at December 31, 2018	$6,512

Colombo measurement period adjustment	631

Balance at December 31, 2019	$7,143

Note 8. Premises and Equipment

        A summary of the cost and accumulated depreciation of premises and equipment follows:

	2019	2018
Leasehold improvements	$2,899	$2,915
Furniture, fixtures and equipment	3,957	3,799
Computer software	1,079	756
Land	61	61
Buildings	196	196

	$8,192	$7,727
Less: accumulated depreciation	6,108	5,456

	$2,084	$2,271

        For the years ended December 31, 2019 and 2018, depreciation expense was $643 thousand and $497 thousand, respectively.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 8. Premises and Equipment (Continued)

        The following tables present information about leases:

December 31, 2019
Right-of-Use-Asset	$13,279
Lease Liability	$13,686
Weighted Average Remaining Lease Term (Years)	11.1
Weighted Average discount rate	3.32%

	Years Ended December 31,
	2019	2018
Operating Lease Expense	$1,784	$1,331

Cash paid for amounts included in lease liabilities	$1,642	N/A
Right-of-use assets obtained in exchange for operating lease liabilities	$2,378	N/A

        The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

2020	$1,582
2021	1,559
2022	1,599
2023	1,596
2024	1,566
Thereafter	8,553

Total	$16,455

Less: discount	(2,769)

$13,686

Note 9. Deposits

        Remaining maturities on certificates of deposit are as follows:

2020	$323,822
2021	61,482
2022	23,020
2023	9,048
2024	4,967

$422,339

        Total time deposits of $250,000 and greater were $147.5 million and $135.6 million at December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 9. Deposits (Continued)

        At December 31, 2019 and 2018, the Company had one and two customer relationships, respectively, whose related balance on deposit exceeded 5% of outstanding deposits. These customer relationships comprise 7% of outstanding deposits at December 31, 2019 and 13% of outstanding deposits at December 31, 2018.

        Brokered deposits totaled $100.0 million and $84.4 million at December 31, 2019 and 2018, respectively.

Note 10. Other Borrowed Funds

        Other borrowed funds at December 31, 2019 and 2018 consist of the following:

	2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$10,000	1.60%	$—	—
FHLB advances	15,000	1.73%	—	—
Subordinated debt	24,487	6.00%	24,407	6.00%

Total borrowings	$49,487	3.82%	$24,407	6.00%

        The Company had $15 million of FHLB advances at December 31, 2019 and $0 at December 31, 2018. At December 31, 2019, 1-4 family residential loans with a lendable value of $2.1 million, multi-family residential loans with a book value of $5.9 million, home equity lines of credit with a book value of $11.9 million and commercial real estate loans with a book value of $93.5 million were pledged against an available line of credit with the Federal Home Loan Bank totaling $113.3 million as of December 31, 2019. The Bank has a letter of credit with the FHLB in the amount of $95.0 million for the purpose of providing collateral for Virginia public deposits. The remaining lendable collateral value at December 31, 2019 totaled $295.5 million.

        The Company has unsecured lines of credit with correspondent banks totaling $199.0 million at December 31, 2019 and $169.0 million at December 31, 2018, available for overnight borrowing. At December 31, 2019 and 2018, $10.0 million and $0, respectively, of these lines of credit with correspondent banks were drawn upon.

        On June 20, 2016, the Company issued $25.0 million in fixed-to-floating rate subordinated notes due June 30, 2026 in a private placement transaction. Interest is payable at 6.00% per annum, from and including June 20, 2016 to, but excluding June 30, 2021, payable semi-annually in arrears. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 10. Other Borrowed Funds (Continued)

        The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the BASEL III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At December 31, 2019 and 2018, $21 million of the proceeds of the Company's subordinated notes have been included in the Bank's Tier 1 capital.

Note 11. Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$2,302	$2,132
Net operating loss carryforward—federal and state	3,666	4,270
Bank premises and equipment and deferred rent	168	213
Unrealized loss on securities available for sale	—	732
Nonqualified stock options and restricted stock	554	496
Organizational and start-up expenses	47	61
Acquisition accounting adjustments	454	372
Non-accrual loan interest	58	20
Deferred loan (fees) costs	526	295
Lease liability	3,079	—
Unrealized loss on interest rate swap	18	—

	$10,872	$8,591

Deferred Tax Liabilities:
Right-of-use assets	$(2,987)	$—
Unrealized gain on securities available for sale	(214)	—

	$(3,201)	$—

Net Deferred Tax Assets	$7,671	$8,591

        The income tax expense charged to operations for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Current tax expense	$3,999	$3,104
Deferred tax expense (benefit)	185	(866)

	$4,184	$2,238

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 11. Income Taxes (Continued)

        Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2019	2018
Computed "expected" tax expense	$4,203	$2,753
Increase (decrease) in income taxes resulting from:
State income tax expense (benefit)	490	(86)
Non-deductible expense	38	141
Tax free income	(158)	(112)
Tax benefits from exercise of stock options	(179)	(308)
Other	(210)	(150)

	$4,184	$2,238

        The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2016.

        Under the provisions of the Internal Revenue Code, the Company has $14.9 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. Beginning in 2019, the federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.

Note 12. Derivative Financial Instruments

        The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2019. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2019, the Company entered into 17 interest rate swap agreements which are collateralized by $6.1 million in cash. As of December 31, 2018, the Company entered into eight interest rate swap agreements which are collateralized by $1.6 million in cash.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 12. Derivative Financial Instruments (Continued)

        The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$94,755	$(6,001)
Pay Fixed/Receive Variable Swaps	94,755	6,001

	December 31, 2018
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$47,381	$(1,705)
Pay Fixed/Receive Variable Swaps	47,381	1,705

Interest Rate Risk Management—Cash Flow Hedging Instruments

        The Company uses FHLB advances and other wholesale funding from time to time as a source of funds for use in the Company's lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments). The Company believes it is prudent to reduce this interest rate risk. To meet this objective, the Company entered into an interest rate swap agreement whereby the Company reduces the interest rate risk associated with the Company's variable rate advances (or other wholesale funding) from the designation date of July 30, 2019 and going through July 30, 2022 (the maturity date).

        At December 31, 2019, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) is as follows:

(Dollars in thousands)
Notional amount	$15,000
Weighted average pay rate	1.88%
Weighted average receive rate	1.90%
Weighted average maturity in years	3 year
Unrealized loss relating to interest rate swaps	$(80)

        These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2019, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2019, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

        At December 31, 2019 and 2018, the following financial instruments were outstanding which contract amounts represent credit risk:

	2019	2018
Commitments to grant loans	$27,260	$22,349
Unused commitments to fund loans and lines of credit	244,367	216,043
Commercial and standby letters of credit	9,002	9,383

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

        Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.

        The Company maintains its cash accounts with the Federal Reserve Bank and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $10.6 million and $5.1 million at December 31, 2019 and 2018, respectively.

Note 14. Minimum Regulatory Capital Requirements

        In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the "Statement"), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"). The Statement, among other things, exempts bank holding companies that have below a specified asset threshold from the consolidated regulatory capital

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 14. Minimum Regulatory Capital Requirements (Continued)

requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as of August 2018 as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

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

        The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. As a part of the new requirements, the Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. The Company has made an election to not have the net unrealized gain or loss on available-for-sale securities included in computing regulatory capital. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.625% for 2016 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50%. Management believes as of December 31, 2019 and 2018, the Bank meets all capital adequacy requirement to which they are subject.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

        Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends which may be paid at any date is generally limited to retained earnings of the Company. Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework ("CBLR"), for qualifying community bank organizations. Banks that qualify may opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. The CBLR framework eliminates the four required capital ratios disclosed below and requires the disclosure of a single leverage ratio, with a minimum requirement of 9%. The Company is evaluating whether to opt in to the CBLR framework.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 14. Minimum Regulatory Capital Requirements (Continued)

        The Bank continues to be subject to various capital requirements administered by banking agencies. Risk based capital ratios for the Bank as of December 31, 2019 and 2018 are shown in the following table.

	Actual		Minimum Capital Requirement(1)		Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Risk Based Capital (to Risk Weighted Assets)	$192,364	13.43%	$150,369	10.500%	$143,208	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$182,121	12.72%	$121,727	8.500%	$114,567	8.000%
Common Tier 1 (CET1) (to Risk Weighted Assets)	$182,121	12.72%	$100,246	7.000%	$93,085	6.500%
Tier 1 Capital (to Average Assets)	$182,121	12.15%	$98,214	6.500%	$75,550	5.000%
As of December 31, 2018:
Total Risk Based Capital
(to Risk Weighted Assets)	$172,975	14.02%	$121,861	9.875%	$123,404	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$163,804	13.27%	$97,180	7.875%	$98,723	8.000%
Common Tier 1 (CET1) (to Risk Weighted Assets)	$163,804	13.27%	$78,670	6.375%	$80,213	6.500%
Tier 1 Capital (to Average Assets)	$163,804	12.41%	$52,777	4.000%	$65,971	5.000%

(1)
Except with regard to the Bank's Tier 1 to average assets ratio, the minimum capital requirement includes the phased-in portion of the Basel III Capital Rules capital conservation buffer.

        Dividend Restrictions—The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2019, $40.7 million of retained earnings is available to pay dividends.

Note 15. Related Party Transactions

        Officers, directors and their affiliates had borrowings of $14.5 million and $14.8 million at December 31, 2019 and 2018 with the Company. During the years ended December 31, 2019 and 2018, total principal additions were $292 thousand and $4.2 million and total principal payments were $611 thousand and $898 thousand, respectively.

        Related party deposits amounted to $46.2 million and $36.8 million at December 31, 2019 and 2018, respectively.

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

June 2018, the shareholders approved an amendment to the Amended and Restated 2008 Plan to extend the term of the plan until 2028 and increase the number of shares authorized for issuance under the Plan by 200,000 shares.

        The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At December 31, 2019, 164,195 shares were available to grant under the Plan.

        No options were granted during 2019 and 2018. For the year ended December 31, 2019, 17,491 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.

        For the year ended December 31, 2018, 7,643 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.

        A summary of option activity under the Plan as of December 31, 2019, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2019	1,976,247	$8.00	4.98
Granted	—	—
Exercised	(173,987)	7.01
Forfeited or expired	(4,744)	10.38

Outstanding at December 31, 2019	1,797,516	$8.09	4.10	$16,863,327

Exercisable at December 31, 2019	1,716,310	$7.93	3.99	$16,380,151

(1)
The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on changes in the market value of the Company's stock.

        The compensation cost that has been charged to income for the plan was $679 thousand and $707 thousand for 2019 and 2018, respectively. As of December 31, 2019, there was unamortized compensation expense of $63 thousand that will be amortized over 4 months. Tax benefits recognized for qualified and non-qualified stock options during 2019 and 2018 totaled $179 thousand and $308 thousand, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 16. Stock-Based Compensation Plan (Continued)

        A summary of the Company's restricted stock grant activity as of December 31, 2019 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	50,629	$17.57
Granted	79,960	19.17
Vested	(15,465)	17.50
Forfeited	(5,406)	18.49

Balance at December 31, 2019	109,718	$18.70

        As of December 31, 2019, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 37 months.

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

        The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2019
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$3,996	$—	$3,996	$—
Securities of state and local municipalities tax exempt	3,738	—	3,738	—
Securities of state and local municipalities taxable	955	—	955	—
Corporate bonds	6,981	—	6,981	—
SBA pass-through securities	159	—	159	—
Mortgage-backed securities	97,189	—	97,189	—
Collateralized mortgage obligations	28,307	—	28,307	—

Total Available-for-Sale Securities	$141,325	$—	$141,325	$—

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

        Loans Held for Sale:    During the fourth quarter of 2019, the Company reclassified a portion of its consumer unsecured loan portfolio as held for sale, and recorded a loss on the market value adjustment totaling $145 thousand. The measurement of loss associated with the loans held for sale can be based on the observable market price of the loan portfolio. Any fair value adjustments are recorded in the period incurred as losses on loans held for sale on the Consolidated Statements of Income.

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

        The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	Balance as of December 31, 2019
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,816	$—	$—	$1,816

Loans held for sale	$11,198	$—	$11,198	$—

Other real estate owned	$3,866	$—	$—	$3,866

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 17. Fair Value Measurements (Continued)

        The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2019 and 2018:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
(In thousands) Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,816	Discounted appraised value	Marketability/Selling costs	5% - 8% (7.84%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2018
(In thousands) Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,602	Discounted appraised value	Marketability/Selling costs	0.60% - 11% (10.89%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

        The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2019 and 2018. Fair values for December 31, 2019 and 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

		Fair Value Measurements as of December 31, 2019 using
		Quoted Prices in Active Markets for Identical Assets
			Significant Unobservable Inputs	Significant Unobservable Inputs
	Carrying Amount
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,916	$14,916	$—	$—
Interest-bearing deposits at other institutions	18,226	18,226	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	141,325	—	141,325	—
Restricted stock	6,017	—	6,017	—
Loans held for sale	11,198	—	11,198	—
Loans, net	1,260,295	—	—	1,254,685
Bank owned life insurance	37,069	—	37,069	—
Accrued interest receivable	4,094	—	4,094	—
Financial liabilities:
Checking, savings and money market accounts	$863,383	$—	$863,383	$—
Time deposits	422,339	—	424,398	—
Federal funds purchased	10,000	—	10,000	—
FHLB advances and Subordinated notes	15,000	—	15,000	—
Subordinated notes	24,487	—	24,564	—
Accrued interest payable	605	—	605	—

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

Note 18. Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares—diluted includes only the potential dilution of stock options as of December 31, 2019 and 2018, respectively.

        The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for the year ended December 31, 2019. There was an average of 313 anti-dilutive shares excluded from the calculation for the year ended December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 18. Earnings Per Share (Continued)

        The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	Years Ended December 31,
	2019	2018
Net income	$15,828	$10,869
Weighted average shares—basic	13,817	11,715
Effect of dilutive securities	1,008	1,107

Weighted average shares—diluted	14,825	12,822

Basic EPS	$1.15	$0.93
Diluted EPS	$1.07	$0.85

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 19. Supplemental Cash Flow Information

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$18,698	$11,611
Income taxes	2,268	5,892
Noncash investing and financing activities:
Transfer of loans to loans held for sale	11,343	—
Unrealized gain (loss) on securities available-for-sale	4,096	(999)
Initial right of use asset—operating leases	12,249	—
Initial lease liability—operating leases	12,656	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	2,378	—
Noncash transactions related to acquisitions:
Assets acquired:
Interest bearing deposits	—	3,829
Investment securities available-for-sale	—	12,732
Restricted stock	—	1,391
Loans	—	142,593
Premises and equipment	—	789
Deferred tax assets, net	—	4,289
Goodwill	—	6,512
Core deposit intangible, net	—	1,950
Accrued interest receivable	—	406
Prepaid expenses	—	161
Other real estate owned (OREO)	—	358
Other assets	—	638
Liabilities assumed:
Non-interest bearing	—	19,080
Interest-bearing checking, savings, and money market	—	48,426
Time deposits	—	70,078
FHLB advances	—	27,577
Accrued interest payable	—	294
Other liabilities	—	127
Consideration:
Issuance of common stock	—	14,579

Note 20. Accumulated Other Comprehensive Income (Loss)

        Changes in accumulated other comprehensive income (AOCI) for the years ended December 31, 2019 and 2018 are shown in the following table. The Company has two components of AOCI, which

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 20. Accumulated Other Comprehensive Income (Loss) (Continued)

are available-for-sale securities and interest rate swap, for the year ended December 31, 2019. For the year ended December 31, 2018, available-for-sale securities is the only component.

	2019
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(2,411)	$—	$(2,411)
Net unrealized gains (losses) during the period	3,164	(63)	3,101

Other comprehensive income (loss), net of tax	3,164	(63)	3,101

Balance, end of period	$753	$(63)	$690

2018
Available-for- Sale Securities
Balance, beginning of period	$(1,693)
Net unrealized gains (losses) during the period	(1,072)
Net reclassification adjustment for losses (gains) realized in income	354

Other comprehensive loss, net of tax	(718)

Balance, end of period	$(2,411)

        The following table presents information related to reclassifications from accumulated other comprehensive income.

	Amount Reclassified from AOCI into Income
	For the Years Ended December 31,
			Affected Line Item in the Consolidated Statements of Income
Details about AOCI	2019	2018
Losses on sale of available-for-sale securities	$—	$462	Loss on sale of securities available-for-sale
Income tax benefit	—	(108)	Income tax benefit

Total	$—	$354	Net of tax

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

commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Fees, Exchange and Other Service Charges

        Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges and are included in other income on our consolidated statements of income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company's debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier's checks, and other services. The Company's performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company's consolidated statements of income.

Other Income

        Other noninterest income consists of loan swap fees, insurance commissions, and other miscellaneous revenue streams not meeting the criteria above. When the Company enters into an interest rate swap agreement, the Company may receive an additional one-time payment fee which is recognized as income when received. The Company receives monthly recurring commissions based on a percentage of premiums issued and revenue is recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 21. Revenue Recognition (Continued)

        The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$890	$635
Fees, Exchange, and Other Service Charges	429	284
Other income	38	27

Noninterest Income (in-scope of Topic 606)	1,357	946
Noninterest Income (out-scope of Topic 606)	1,189	715

Total Noninterest Income	$2,546	$1,661

Contract Balances

        A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

Contract Acquisition Costs

        In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2019 or 2018.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 22. Parent Company Only Financial Statements

        The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2019 and 2018

	2019	2018
Assets
Cash and cash equivalents	$5,421	$6,252
Securities available-for-sale	1,040	988
Investment in subsidiary	194,914	173,873
Other assets	2,246	1,682

Total assets	$203,621	$182,795

Liabilities and Stockholders' Equity
Subordinated notes	$24,487	$24,407
Other liabilities	56	52

Total liabilities	$24,543	$24,459

Total stockholders' equity	$179,078	$158,336

Total liabilities and stockholders' equity	$203,621	$182,795

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2019 and 2018

	2019	2018
Income:
Interest on securities available-for-sale	$65	$65

Total income	$65	$65

Expense:
Interest on subordinated notes	(1,580)	(1,580)
Salaries and employee benefits	(687)	(715)
Occupancy and equipment	(80)	(80)
Audit, legal and consulting fees	(322)	(225)
Merger expenses	—	(781)
Other operating expenses	(194)	(128)

Total expense	(2,863)	(3,509)

Net loss before income tax benefit and equity in undistributed
earnings of subsidiary	$(2,798)	$(3,444)

Income tax benefit	(560)	(835)

Equity in undistributed earnings of subsidiary	18,066	13,478

Net income	$15,828	$10,869

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 22. Parent Company Only Financial Statements (Continued)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities
Net income	$15,828	$10,869
Equity in undistributed earnings of subsidiary	(18,066)	(13,478)
Deferred income tax (benefit) expense	(44)	111
Amortization of subordinated debt issuance costs	80	80
Stock-based compensation expense	679	707
Change in other assets and liabilities	(528)	(806)

Net cash used in operating activities	$(2,051)	$(2,517)

Cash Flows From Investing Activities
Cash acquired in acquision, net	$—	$5,172
Cash contributed to banking subsidiary	—	(33,473)

Net cash used in investing activities	$—	$(28,301)

Cash Flows From Financing Activities
Stock options exercised	$1,220	$1,141
Common stock issuance	—	33,475

Net cash provided by financing activities	$1,220	$34,616

Net (decrease) increase in cash and cash equivalents	$(831)	$3,798
Cash and cash equivalents, beginning of year	6,252	2,454

Cash and cash equivalents, end of year	$5,421	$6,252

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No changes in the Company's independent registered public accounting firm or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2019, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.

        The Company's annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

        The 2019 consolidated financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (YHB). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Election of Directors" section and under the headings "Executive Officers," "The Committees of the Board of Directors," "Code of Ethics," and "Delinquent Section 16(a) Reports" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference.

Item 11.    Executive Compensation

        Pursuant to General Instruction G(3) of Form 10-K, the information contained in the "Executive Compensation" section and under the headings "Director Compensation" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management.    Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Directors and Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference.

        Equity Compensation Plan Information.    The following table sets forth information as of December 31, 2019, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	1,797,516	$8.09	164,195
Equity Compensation Plans Not Approved by Stockholders(2)	—	—	—
Total	1,797,516	$8.09	164,195

(1)
Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)
The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Relationships and Related Transactions" and "Independence of the Directors" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Fees of Independent Public Accountants" and "Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated by reference.

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
(i) Consolidated Statements of Condition at December 31, 2019 and 2018
(ii) Consolidated Statement of Income for the years ended December 31, 2019 and 2018
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2019 and 2018
(iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2019 and 2018
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018
(vi) Notes to the Consolidated Financial Statements

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

FVCBankcorp, Inc.
March 27, 2020	By:	/s/ DAVID W. PIJOR
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2020.

Signatures	Titles

/s/ DAVID W. PIJOR Name: David W. Pijor	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JENNIFER L. DEACON Name: Jennifer L. Deacon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ PATRICIA A. FERRICK Name: Patricia A. Ferrick	President and Director
/s/ MORTON A. BENDER Name: Morton A. Bender	Director
/s/ L. BURWEL GUNN Name: L. Burwell Gunn	Director
/s/ SCOTT LAUGHLIN Name: Scott Laughlin	Director
/s/ THOMAS L. PATTERSON Name: Thomas L. Patterson	Director

Signatures	Titles

/s/ DEVIN SATZ Name: Devin Satz	Director
/s/ LAWRENCE W. SCHWARTZ Name: Lawrence W. Schwartz	Director
/s/ SIDNEY G. SIMMONDS Name: Sidney G. Simmonds	Director
/s/ DANIEL M. TESTA Name: Daniel M. Testa	Director
/s/ PHILIP R. WILLS Name: Philip R. Wills III	Director
/s/ STEVEN M. WILTSE Name: Steven M. Wiltse	Director