Form 10-Q
period 2020-03-31
FVCBankcorp, Inc.
filed 2020-05-11
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,453,435 shares of common stock, par value $0.01 per share, outstanding as of May 7, 2020

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(In thousands, except share data)

			March 31,	December 31,
			2020	2019*
Assets			(Unaudited)
Cash and due from banks			$23,158	$14,916
Interest-bearing deposits at other financial institutions			62,402	18,226
Securities held-to-maturity (fair value of $0.3 million for both
March 31, 2020 and December 31, 2019)			264	264
Securities available-for-sale, at fair value			126,714	141,325
Restricted stock, at cost			6,608	6,017
Loans held for sale, at fair value			9,640	11,198
Loans, net of allowance for loan losses of $11.2 million and $10.2 million
at March 31, 2020 and December 31, 2019, respectively			1,270,916	1,260,295
Premises and equipment, net			2,090	2,084
Accrued interest receivable			4,390	4,094
Prepaid expenses			752	546
Deferred tax assets, net			7,218	7,683
Goodwill and intangibles, net			8,612	8,689
Bank owned life insurance (BOLI)			37,352	37,069
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			13,014	13,279
Other assets			25,615	7,744

Total assets			$1,602,611	$1,537,295

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Noninterest-bearing			$287,801	$306,235
Interest-bearing checking, savings and money market			613,031	557,148
Time deposits			443,212	422,339

Total deposits			$1,344,044	$1,285,722

Federal funds purchased			$ - -	$10,000
FHLB advances			25,000	15,000
Subordinated notes, net of issuance costs			24,507	24,487
Accrued interest payable			1,079	605
Operating lease liabilities			13,455	13,686
Accrued expenses and other liabilities			16,838	8,717

Total liabilities			$1,424,923	$1,358,217

Commitments and Contingent Liabilities

Stockholders' Equity
	2020	2019
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	--	--	--	--

Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,451,678	13,902,067	135	139
Additional paid-in capital			$118,913	$125,779
Retained earnings			56,203	52,470
Accumulated other comprehensive income, net			2,437	690
Total stockholders' equity			$177,688	$179,078

Total liabilities and stockholders' equity			$1,602,611	$1,537,295

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three months ended March 31, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	March 31,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$15,885	$14,867
Interest and dividends on securities held-to-maturity	2	13
Interest and dividends on securities available-for-sale	874	891
Dividends on restricted stock	89	68
Interest on deposits at other financial institutions	81	121
Total interest and dividend income	$16,931	$15,960

Interest Expense
Interest on deposits	$4,176	$3,740
Interest on federal funds purchased	79	61
Interest on short-term debt	70	--
Interest on subordinated notes	395	395
Total interest expense	$4,720	$4,196

Net Interest Income	$12,211	$11,764

Provision for loan losses	1,066	515
Net interest income after provision for loan losses	$11,145	$11,249

Noninterest Income
Service charges on deposit accounts	$239	$181
Gain on sale of securities available-for-sale	97	--
Loss on loans held for sale	(451)	--
BOLI income	283	105
Other income	525	452
Total noninterest income	$693	$738

Noninterest Expenses
Salaries and employee benefits	$4,028	$3,938
Occupancy and equipment expense	855	827
Data processing and network administration	434	439
State franchise taxes	466	422
Audit, legal and consulting fees	225	130
Merger and acquisition expense	--	67
Loan related expenses	211	68
FDIC insurance	165	111
Marketing, business development and advertising	103	159
Director fees	140	121
Postage, courier and telephone	44	54
Internet banking	120	107
Core deposit intangible amortization	90	100
Other operating expenses	328	361
Total noninterest expenses	$7,209	$6,904

Net income before income tax expense	$4,629	$5,083

Income tax expense	896	1,157

Net income	$3,733	$3,926

Earnings per share, basic	$0.27	$0.29

Earnings per share, diluted	$0.26	$0.27

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	March 31,
	2020	2019
Net income	$3,733	$3,926
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax expense of $609 in 2020 and net of tax expense of $367 in 2019.	2,292	1,380
Unrealized loss on interest rate swaps, net of tax benefit of $124 in 2020.	(468)	--
Reclassification adjustment for gains realized in income, net of tax expense of $20 for 2020.	(77)	--
Total other comprehensive income	$1,747	$1,380
Total comprehensive income	$5,480	$5,306

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$3,733	$3,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159	164
Provision for loan losses	1,066	515
Net amortization of premium of securities	101	86
Net amortization of deferred loan costs and purchase premiums	232	129
Net accretion of acquisition accounting adjustments	157	3
Gain on sale of available-for-sale securities	(97)	--
Loss on loans held for sale	451	--
Payments received on loans held for sale, net	1,107	--
Amortization of subordinated debt issuance costs	20	20
Core deposits intangible amortization	90	100
Equity-based compensation expense	205	165
BOLI income	(283)	(105)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(7,813)	(334)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	7,713	(76)
Net cash provided by operating activities	$6,841	$4,593

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$(44,176)	$3,701
Purchases of securities available-for-sale	--	(16,535)
Proceeds from maturities and calls of securities available-for-sale	1,000	--
Proceeds from redemptions of securities available-for-sale	6,162	4,020
Net purchase of restricted stock	(591)	(92)
Net increase in loans	(12,082)	(42,604)
Proceeds from sale of OREO	--	358
Purchases of premises and equipment, net	(165)	(111)
Net cash used in investing activities	$(49,852)	$(51,263)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$37,449	$17,771
Net increase in time deposits	20,879	32,596
Decrease in federal funds purchased	(10,000)	--
Net increase in FHLB advances	10,000	--
Repurchase of shares of common stock	(7,280)	--
Common stock issuance	205	272
Net cash provided by financing activities	$51,253	$50,639

Net increase in cash and cash equivalents	$8,242	$3,969

Cash and cash equivalents, beginning of year	14,916	9,435

Cash and cash equivalents, end of year	$23,158	$13,404

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	--	--	--	3,926	--	3,926
Adoption of lease accounting standard	--	--	--	(86)	--	(86)
Other comprehensive income	--	--	--	--	1,380	1,380
Common stock issuance for options exercised, net	42	1	271	--	--	272
Stock-based compensation expense	--	--	165	--	--	165
Balance at March 31, 2019	13,755	$138	$124,318	$40,568	$(1,031)	$163,993

Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	--	--	--	3,733	--	3,733
Other comprehensive income	--	--	--	--	1,747	1,747
Repurchase of common stock	(487)	(5)	(7,275)	--	--	(7,280)
Common stock issuance for options exercised, net	37	1	204	--	--	205
Stock-based compensation expense	--	--	205	--	--	205
Balance at March 31, 2020	13,452	135	118,913	56,203	2,437	$177,688

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.           Organization and Summary of Significant Accounting Policies

Organization

FVCBankcorp, Inc. (the Company), a Virginia corporation, was formed in 2015 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Fairfax, Virginia. The Company conducts its business activities through the branch offices of its wholly owned subsidiary bank, FVCbank (the Bank). The Company exists primarily for the purposes of holding the stock of its subsidiary, the Bank.

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. metropolitan area. The Bank commenced regular operations on November 27, 2007 and is a member of the Federal Reserve System (the Federal Reserve) and the Federal Deposit Insurance Corporation (FDIC). It is subject to the regulations of the Board of Governors of the Federal Reserve and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2019. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is aware of the following items that are potentially material to the Company and its operations.

Financial Condition and Results of Operations

The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by future credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt when necessary.  If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset Valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, Controls and Business Continuity Plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of April 16, 2020, the Company has executed 43 of these deferrals on outstanding loan balances of $83.6 million.  The Company had 99 additional deferral requests representing $116.6 million in outstanding balances that were in process.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

Notes to Unaudited Consolidated Financial Statements

(Continued)

With the passage of the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of May 4, 2020, the Company has closed or approved with the SBA 660 PPP loans representing $178 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a charge to earnings.

Credit

The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, such as the Company, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. To facilitate an orderly transition from interbank offered rates (IBORs) and other benchmark rates to alternative reference rates (ARRs), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Notes to Unaudited Consolidated Financial Statements

(Continued)

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies.  As the Company has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation Act, which requires an auditor attestation concerning ICFR.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In March 2020, various regulatory agencies, including the Federal Reserve and the FDIC, (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of April 16, 2020, the Company has executed 43 of these deferrals on outstanding loan balances of $83.6 million.  The Company had 99 additional deferral requests representing $116.6 million in outstanding balances that were in process.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 2.           Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(In thousands)	Cost	Gains	(Losses)		Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$	- -	$270
Total Held-to-maturity Securities	$264	$6	$	- -	$270

Available-for-sale
Securities of U.S. government and federal agencies	$3,000	$19	$	- -	$3,019
Securities of state and local municipalities tax exempt	3,658	66		--	3,724
Securities of state and local municipalities taxable	943	--		(17)	926
Corporate bonds	6,983	26		(86)	6,923
SBA pass-through securities	149	--		(2)	147
Mortgage-backed securities	81,244	3,223		--	84,467
Collateralized mortgage obligations	26,980	560		(32)	27,508
Total Available-for-sale Securities	$122,957	$3,894		$(137)	$126,714

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$ - -	270
Total Held-to-maturity Securities	$264	$ - -	$ - -	$270

Available-for-sale
Securities of U.S. government and federal agencies	$4,000	$ - -	$(4)	$3,996
Securities of state and local municipalities tax exempt	3,662	76	--	3,738
Securities of state and local municipalities taxable	969	--	(14)	955
Corporate bonds	6,984	78	(81)	6,981
SBA pass-through securities	163	--	(4)	159
Mortgage-backed securities	96,358	1,077	(246)	97,189
Collateralized mortgage obligations	28,236	290	(219)	28,307
Total Available-for-sale Securities	$140,372	$1,521	$(568)	$141,325

The Company had $12.3 million and $11.3 million in securities pledged with the Federal Reserve Bank of Richmond (FRB) to collateralize certain municipal deposits at March 31, 2020 and December 31, 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2020	Value	Losses	Value	Losses	Value	Losses
Securities of state and
local municipalities
taxable	$–	$–	$926	$(17)	$926	$(17)
Corporate
bonds	3,962	(21)	936	(65)	4,898	(86)
SBA pass-through
securities	147	(2)	--	--	147	(2)
Collateralized mortgage
obligations	3,008	(26)	696	(6)	3,704	(32)
Total	$7,117	$(49)	$2,558	$(88)	$9,675	$(137)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S.
government and
federal agencies	$2,997	$(3)	$999	$(1)	$3,996	$(4)
Securities of state and
local municipalities
taxable	–	–	955	(14)	955	(14)
Corporate
bonds	2,463	(22)	941	(59)	3,404	(81)
SBA pass-through
securities	–	–	159	(4)	159	(4)
Mortgage-backed
securities	15,529	(73)	20,475	(173)	36,004	(246)
Collateralized mortgage
obligations	7,479	(94)	7,975	(125)	15,454	(219)
Total	$28,468	$(192)	$31,504	$(376)	$59,972	$(568)

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of A-, while one has a rating of BB. The remaining five investments do not carry a rating.

SBA pass-through securities: The unrealized loss on the Company's single investment in SBA pass-through securities was caused by interest rate increases. Repayment of the principal on those investments is guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider that investment to be other-than-temporarily impaired at March 31, 2020.

Collateralized mortgage obligations (CMOs): The unrealized losses associated with three CMOs were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

The amortized cost and fair value of securities as of March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2020
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$–	$–	$1,026	$1,055
After 5 years through 10 years	264	270	26,609	27,093
After 10 years	–	–	95,322	98,566
Total	$264	$270	$122,957	$126,714

For the three months ended March 31, 2020 and 2019, proceeds from principal repayments of securities were $6.2 million and $4.0 million, respectively. During the three months ended March 31, 2020, proceeds from calls and maturities of securities were $1.0 million. There were gross realized gains of approximately $97,000 during the three months ended March 31, 2020 resulting from the Company’s commitment to sell available-for-sale securities with a book value of approximately $10.2 million. There were no realized losses on the sale of securities for the three months ended March 31, 2020. During the three months ended March 31, 2019, there were no proceeds from sales of securities available-for-sale, no gross realized gains, and no realized losses.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 3.           Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	March 31, 2020			December 31, 2019
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$797,276	$43,739	$841,015	$771,320	$50,372	$821,692
Commercial and industrial	99,006	7,536	106,542	107,698	7,405	115,103
Commercial construction	219,114	2,679	221,793	210,933	5,050	215,983
Consumer residential	71,742	33,160	104,902	74,488	34,307	108,795
Consumer nonresidential	10,215	82	10,297	11,205	85	11,290
	$1,197,353	$87,196	$1,284,549	$1,175,644	$97,219	$1,272,863
Less:
Allowance for loan losses	11,197	29	11,226	10,202	29	10,231
Unearned income and (unamortized premiums), net	2,407	–	2,407	2,337	–	2,337
Loans, net	$1,183,749	$87,167	$1,270,916	$1,163,105	$97,190	$1,260,295

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

(In thousands)	March 31, 2020
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,445
Carrying amount	3,803

Other acquired loans
Outstanding principal balance	84,422
Carrying amount	83,393

Total acquired loans
Outstanding principal balance	89,867
Carrying amount	87,196

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	December 31, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,605
Carrying amount	4,810

Other acquired loans
Outstanding principal balance	93,587
Carrying amount	92,409

Total acquired loans
Outstanding principal balance	99,192
Carrying amount	97,219

The following table presents changes during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2020	$371
Accretion	(29)
Reclassification of nonaccretable difference due to improvement in expected cash flows	10
Other changes, net	(39)
Balance at March 31, 2020	$313

(In thousands)
Balance at January 1, 2019	$357
Accretion	(136)
Reclassification of nonaccretable difference due to improvement in expected cash flows	78
Other changes, net	72
Balance at December 31, 2019	$371

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019, follows:

Allowance for Loan Losses

For the three months ended March 31, 2020

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	–	–	–	(3)	(90)	$(93)
Recoveries	–	19	–	1	2	$22
Provision	1,268	(124)	(163)	12	73	$1,066
Ending Balance	$7,667	$1,170	$1,904	$427	$58	$11,226

Allowance for Loan Losses

For the three months ended March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	–	–	–	–	(162)	(162)
Recoveries	–	–	–	–	–	–
Provision	264	6	206	(23)	62	515
Ending Balance	$5,812	$1,480	$1,491	$495	$234	$9,512

Allowance for Loan Losses

For the year ended December 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	(20)	–	–	–	(692)	(712)
Recoveries	4	35	–	2	23	64
Provision	867	(234)	782	(103)	408	1,720
Ending Balance	$6,399	$1,275	$2,067	$417	$73	$10,231

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of March 31, 2020 and 2019, and at December 31, 2019, by portfolio segment:

Allowance for Loan Losses

At March 31, 2020

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$60	$298	$-	$29	$-	$387
Purchased credit impaired	--	--	--	--	--	--
Collectively evaluated for impairment	7,607	872	1,904	398	58	10,839
	$7,667	$1,170	$1,904	$427	$58	$11,226

Loans Receivable

At March 31, 2020

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,778	$4,502	820	$199	$-	$7,299
Purchased credit impaired	3,182	372	--	249	--	3,803
Collectively evaluated for impairment	836,055	101,668	220,973	104,454	10,297	1,273,447
	$841,015	$106,542	$221,793	$104,902	$10,297	$1,284,549

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total

Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$22	$343	$-	$-	$-	$365
Purchased credit impaired	--	--	--	--	--	--
Collectively evaluated for impairment	5,790	1,137	1,491	495	234	9,147
	$5,812	$1,480	$1,491	$495	$234	$9,512

Loans Receivable

At March 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,693	$2,934	$-	$-	$-	$8,627
Purchased credit impaired	137	466	687	368	--	1,658
Collectively evaluated for impairment	689,124	134,701	188,019	131,454	26,935	1,170,233
	$694,954	$138,101	$188,706	$131,822	$26,935	$1,180,518

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

At December 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$-	$364	$-	$29	$-	$393
Purchased credit impaired	--	--	--	--	--	--
Collectively evaluated for impairment	6,399	911	2,067	388	73	9,838
	$6,399	$1,275	$2,067	$417	$73	$10,231

Loans Receivable

At December 31, 2019

(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,902	$5,208	$820	$320	$-	$20,250
Purchased credit impaired	4,043	400	--	367	--	4,810
Collectively evaluated for impairment	803,747	109,495	215,163	108,108	11,290	1,247,803
	$821,692	$115,103	$215,983	$108,795	$11,290	$1,272,863

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at March 31, 2020 and December 31, 2019, are summarized as follows:

Impaired Loans - Originated Loan Portfolio
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2020
With an allowance recorded:
Commercial real estate	$250	$250		60	$250	$4
Commercial and industrial	1,774	1,774		298	1,776	31
Commercial construction	--	--		--	--	--
Consumer residential	--	--		--	--	--
Consumer nonresidential	--	--		--	--	--
	$2,024	$2,024		$358	$2,026	$35

March 31, 2020
With no related allowance:
Commercial real estate	$1,366	$1,370		$-	$1,374	$19
Commercial and industrial	2,728	2,728		--	2,990	46
Commercial construction	820	820		--	820	13
Consumer residential	--	--		--	--	--
Consumer nonresidential	--	--		--	--	--
	$4,914	$4,918	$	- -	$5,184	$78

Impaired Loans - Acquired Loan Portfolio
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Commercial and industrial	--	--	--	--	--
Commercial construction	--	--	--	--	--
Consumer residential	169	163	29	163	3
Consumer nonresidential	--	--	--	--	--
	$169	$163	$29	$163	$3

March 31, 2020
With no related allowance:
Commercial real estate	$162	$165	$-	$165	$3
Commercial and industrial	--	--	--	--	--
Commercial construction	--	--	--	--	--
Consumer residential	30	31	--	31	1
Consumer nonresidential	--	--	--	--	--
	$192	$196	$-	$196	$4

Notes to Unaudited Consolidated Financial Statements
(Continued)

Impaired Loans - Originated Loan Portfolio
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$ --	$ --	$ --	$ --	$ --
Commercial and industrial	2,040	2,040	364	2,081	157
Commercial construction	--	--	--	--	--
Consumer residential	--	--	--	--	--
Consumer nonresidential	--	--	--	--	--
	$2,040	$2,040	$364	$2,081	$157

December 31, 2019
With no related allowance:
Commercial real estate	$13,732	$13,736	$ --	$14,557	$699
Commercial and industrial	3,168	3,323	--	5,387	340
Commercial construction	820	820	--	816	56
Consumer residential	--	--	--	--	--
Consumer nonresidential	--	--	--	--	--
	$17,720	$17,879	$ --	$20,760	$1,095

Impaired Loans - Acquired Loan Portfolio
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$ --	$ --	$ --	$ --	$ --
Commercial and industrial	--	--	--	--	--
Commercial construction	--	--	--	--	--
Consumer residential	169	163	29	163	10
Consumer nonresidential	--	--	--	--	--
	$169	$163	29	$163	$10

December 31, 2019
With no related allowance:
Commercial real estate	$170	$165	$ --	$165	$13
Commercial and industrial	--	--	--	--	--
Commercial construction	--	--	--	--	--
Consumer residential	151	152	--	155	8
Consumer nonresidential	--	--	--	--	--
	$321	$317	$ --	$320	$21

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

Pass – Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the enhanced possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful include those loans which have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, improbable.

Loss – Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of March 31, 2020 and December 31, 2019:

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of March 31, 2020 - Originated Loan Portfolio
(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$793,513	$94,249	$218,294	$71,090	$10,215	1,187,361
Special mention	3,484	368	--	551	--	4,403
Substandard	279	4,389	820	101	--	5,589
Doubtful	--	--	--	--	--	--
Loss	--	--	--	--	--	--
Total	$797,276	$99,006	$219,114	$71,742	$10,215	$1,197,353

As of March 31, 2020 - Acquired Loan Portfolio
(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$41,257	$7,164	$2,679	$32,594	$82	83,776
Special mention	--	--	--	138	--	138
Substandard	2,482	372	--	428	--	3,282
Doubtful	--	--	--	--	--	--
Loss	--	--	--	--	--	--
Total	$43,739	$7,536	$2,679	$33,160	$82	$87,196

As of December 31, 2019 - Originated Loan Portfolio
(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$751,161	$102,491	$210,113	$73,834	$11,186	$1,148,785
Special mention	15,967	476	--	553	19	17,015
Substandard	4,192	4,731	820	101	--	9,844
Doubtful	--	--	--	--	--	--
Loss	--	--	--	--	--	--
Total	$771,320	$107,698	$210,933	$74,488	$11,205	$1,175,644

As of December 31, 2019 - Acquired Loan Portfolio
(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Residential	Consumer Nonresidential	Total
Grade:
Pass	$47,027	$7,005	$5,050	$33,622	$85	$92,789
Special mention	3,089	--	--	139	--	3,228
Substandard	256	400	--	546	--	1,202
Doubtful	--	--	--	--	--	--
Loss	--	--	--	--	--	--
Total	$50,372	$7,405	$5,050	$34,307	$85	$97,219

Notes to Unaudited Consolidated Financial Statements
(Continued)

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2020, the Company had $4.4 million in loans identified as special mention within the originated loan portfolio, a decrease of $12.6 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention. These loans do not have a specific reserve and are considered well-secured. At March 31, 2020, the Company had $5.6 million in loans identified as substandard within the originated loan portfolio, a decrease of $4.3 million from December 31, 2019. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of March 31, 2020, specific reserves on originated and acquired loans totaling $387 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows at March 31, 2020 and December 31, 2019:

As of March 31, 2020 - Originated Loan Portfolio
(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$6,189	$610	$743	$7,542	$789,734	$797,276	$743	$--
Commercial and industrial	1,098	--	238	1,336	97,670	99,006	238	3,505
Commercial construction	2,000	--	--	2,000	217,114	219,114	--	820
Consumer residential	238	--	171	409	71,333	71,742	171	--
Consumer nonresidential	55	--	67	122	10,093	10,215	67	--
Total	$9,580	$610	$1,219	$11,409	$1,185,944	$1,197,353	$1,219	$4,325

As of March 31, 2020 - Acquired Loan Portfolio
(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$2,447	$--	$--	$2,447	$41,292	$43,739	$--	$2,482
Commercial and industrial	--	--	--	--	7,536	7,536	--	253
Commercial construction	--	--	--	--	2,679	2,679	--	--
Consumer residential	2,346	--	118	2,464	30,696	33,160	118	500
Consumer nonresidential	--	10	--	10	72	82	--	--
Total	$4,793	$10	$118	$4,921	$82,275	$87,196	$118	$3,235

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of December 31, 2019 - Originated Loan Portfolio
(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$8,550	$--	$753	$9,303	$762,017	$771,320	$753	$3,903
Commercial and industrial	1,184	--	48	1,232	106,466	107,698	48	3,822
Commercial construction	2,000	--	--	2,000	208,933	210,933	--	820
Consumer residential	289	153	101	543	73,945	74,488	101	--
Consumer nonresidential	77	56	12	145	11,060	11,205	12	--
Total	$12,100	$209	$914	$13,223	$1,162,421	$1,175,644	$914	$8,545

As of December 31, 2019 - Acquired Loan Portfolio
(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$--	$--	$--	$--	$50,372	$50,372	$--	$256
Commercial and industrial	--	--	--	--	7,405	7,405	--	272
Commercial construction	--	--	--	--	5,050	5,050	--	--
Consumer residential	1,138	241	118	1,497	32,810	34,307	118	620
Consumer nonresidential	--	--	--	--	85	85	--	--
Total	$1,138	$241	$118	$1,497	$95,722	$97,219	$118	$1,148

As of March 31, 2020, there were $169 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were $177 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2019.

There were overdrafts of $322 thousand and $181 thousand at March 31, 2020 and December 31, 2019, which have been reclassified from deposits to loans. At March 31, 2020 and December 31, 2019, loans with a carrying value of $143.7 million and $154.0 million were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the three months ended March 31, 2020 and 2019.

There were no TDRs originated in the three months ended March 31,2020.

Notes to Unaudited Consolidated Financial Statements
(Continued)

The following table presents loans designated as TDRs during the three months ended March 31, 2019:

For the three months ended March 31, 2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

As of March 31, 2020, and December 31, 2019, the Company has a recorded investment in TDRs of $0 and $3.9 million, respectively.

The concession made in the TDR was related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.           Derivative Financial Instruments

The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2020 and December 31, 2019. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of March 31, 2020, the Company entered into 21 interest rate swap agreements which are collateralized with $14.9 million in cash. There were 17 interest rate swap agreements outstanding as of December 31, 2019 which were collateralized with $6.1 million in cash.

Notes to Unaudited Consolidated Financial Statements
(Continued)

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$158,145	$14,637
Pay Fixed/Receive Variable Swaps	158,145	(14,637)

	December 31, 2019
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$94,755	$(6,001)
Pay Fixed/Receive Variable Swaps	94,755	6,001

Interest Rate Risk Management—Cash Flow Hedging Instruments

The Company uses FHLB advances and other wholesale funding from time to time as a source of funds for use in the Company's lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments). The Company believes it is prudent to reduce this interest rate risk. To meet this objective, the Company entered into interest rate swap agreements whereby the Company reduces the interest rate risk associated with the Company’s variable rate advances (or other wholesale funding) from the designation date and going through the maturity date.

At March 31, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) is as follows:

(Dollars in thousands)
Notional amount	$ 60,000
Weighted average pay rate	0.88%
Weighted average receive rate	1.25%
Weighted average maturity in years	2.85 year
Unrealized loss relating to interest rate swaps	$ (672)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At March 31, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

Notes to Unaudited Consolidated Financial Statements
(Continued)

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

At March 31, 2020 and December 31, 2019, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	March 31, 2020	December 31, 2019
Commitments to grant loans	$21,606	$27,260
Unused commitments to fund loans and lines of credit	219,066	244,367
Commercial and standby letters of credit	8,504	9,002

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $20.2 million and $10.6 million at March 31, 2020 and December 31, 2019, respectively.

 Notes to Unaudited Consolidated Financial Statements
(Continued)

Note 6.           Stock-Based Compensation Plan

The Company’s Amended and Restated 2008 Option Plan (the Plan), which is stockholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the stockholders approved an amendment to Plan to extend the term and increase the number of shares authorized for issuance under the Plan by 200,000 shares. The Company has granted stock options and restricted stock units under the Plan.

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At March 31, 2020, 164,743 shares were available to grant under the Plan.

No options were granted during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, 2,737 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended March 31, 2019.

A summary of option activity under the Plan as of March 31, 2020, and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2020	1,797,516	$8.09	4.10
Granted	--	--
Exercised	(39,629)	6.30
Forfeited or expired	(157)	11.52
Outstanding at March 31, 2020	1,757,730	$8.13	3.90	$9,125,180
Exercisable at March 31, 2020	1,676,681	$7.96	3.79	$8,979,291

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the Plan was $205 thousand and $165 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was unamortized compensation expense related to nonvested stock options of $16 thousand that will be amortized over a weighted-average period of 1 month. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $76 thousand and $0 for the three months March 31, 2020 and 2019, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)

There were no restricted stock units granted during the three months ended March 31, 2020. 1,000 restricted stock units were granted during the three months ended March 31, 2019.

A summary of the Company’s restricted stock unit grant activity as of March 31, 2020 is shown below.

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	109,718	$18.70
Granted	--	--
Vested	(250)	17.25
Forfeited	(740)	18.72
Balance at March 31, 2020	108,728	$18.70

As of March 31, 2020, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 34 months.

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

Notes to Unaudited Consolidated Financial Statements
(Continued)

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 −	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 −	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 −	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements at
		March 31, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	March 31,	Assets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal
agencies	$3,019	$–	$3,019	$ - -
Securities of state and local municipalities
tax exempt	3,724	–	3,724	--
Securities of state and local municipalities
taxable	926	–	926	--
Corporate bonds	6,923	–	6,923	--
SBA pass-through securities	147	–	147	--
Mortgage-backed securities	84,467	–	84,467	--
Collateralized mortgage obligations	27,508	–	27,508	--
Total Available-for-Sale Securities	$126,714	$–	$126,714	$ - -

		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$3,996	$–	$3,996	$–
Securities of state and local municipalities tax exempt	3,738	–	3,738	–
Securities of state and local municipalities taxable	955	–	955	–
Corporate bonds	6,981	–	6,981	–
SBA pass-through securities	159	–	159	–
Mortgage-backed securities	97,189	–	97,189	–
Collateralized mortgage obligations	28,307	–	28,307	–
Total Available-for-Sale
Securities	$141,325	$–	$141,325	$–

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Loans Held for Sale: During the fourth quarter of 2019, the Company reclassified a portion of its consumer unsecured loan portfolio as held for sale. For the three months ended March 31, 2020, the Company recorded a loss on the market value adjustment totaling $451 thousand. The measurement of loss associated with the loans held for sale can be based on the observable market price of the loan portfolio. Any fair value adjustments are recorded in the period incurred as losses on loans held for sale on the Consolidated Statements of Income.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
(In thousands)	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$2,284	$–	$–	$2,284
Loans held for sale	$9,640	$–	$9,640	$–
Other real estate owned	$3,866	$–	$–	$3,866

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,816	$–	$–	$1,816
Loans held for sale	$11,198	$–	$11,198	$–
Other real estate owned	$3,866	$–	$–	$3,866

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2020 and December 31, 2019:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2020
(Dollars in thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$2,284	Discounted value	Marketability/Selling costs	5% - 8% (7.84%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
(Dollars in thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,816	Discounted appraised value	Marketability/Selling costs	5% - 8% (7.84%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019. Fair values for March 31, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of March 31, 2020, using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,158	$23,158	$–	$–
Interest-bearing deposits at other institutions	62,402	62,402	–	–
Securities held-to-maturity	264	–	270	–
Securities available-for-sale	126,714	–	126,714	–
Restricted stock	6,608	–	6,608	–
Loans held for sale	9,640	–	9,640	–
Loans, net	1,270,916	–	–	1,259,887
Bank owned life insurance	37,352	–	37,352	–
Accrued interest receivable	4,390	–	4,390	–

Financial liabilities:
Checking, savings and money market accounts	$900,832	$–	$900,832	$–
Time deposits	443,212	–	445,777	–
FHLB advances	25,000	–	24,994	–
Subordinated notes	24,507	–	25,648	–
Accrued interest payable	1,079	–	1,079	–

		Fair Value Measurements as of December 31, 2019, using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,916	$14,916	$–	$–
Interest-bearing deposits at other institutions	18,226	18,226	–	–
Securities held-to-maturity	264	–	270	–
Securities available-for-sale	141,325	–	141,325	–
Restricted stock	6,017	–	6,017	–
Loans held for sale	11,198	–	11,198	–
Loans, net	1,260,295	–	–	1,254,685
Bank owned life insurance	37,069	–	37,069	–
Accrued interest receivable	4,094	–	4,094	–

Financial liabilities:
Checking, savings and money market accounts	$863,383	$–	$863,383	$–
Time deposits	422,339	–	424,398	–
Federal funds purchased	10,000	–	10,000	–
FHLB advances	15,000	–	15,000	–
Subordinated notes	24,487	–	24,564	–
Accrued interest payable	605	–	605	–

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 8.           Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes only the potential dilution of stock options as of March 31, 2020 and 2019, respectively.

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for each of the periods ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Net income	$3,733	$3,926

Weighted average number of shares	13,752	13,724

Effect of dilutive securities, restricted stock units and options	843	1,056

Weighted average diluted shares	14,595	14,780

Basic EPS	$0.27	$0.29
Diluted EPS	$0.26	$0.27

Note 9.          Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2020 and 2019 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)
Three Months Ended March 31, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,292	(468)	1,824
Net reclassification adjustment for gains realized in income	(77)	--	(77)
Other comprehensive income (loss), net of tax	2,215	(468)	1,747
Balance, end of period	$2,968	$(531)	$2,437

(In thousands)	Three Months March 31,
Available-for-Sale Securities	2019
Balance, beginning of period	$(2,411)
Net unrealized gains (losses) during the period	1,380
Other comprehensive income (loss), net of tax	1,380
Balance, end of period	$(1,031)

The following table presents information related to reclassifications from accumulated other comprehensive income:

	Amount Reclassified from AOCI into Income		Affected Line Item
	For the Three Months Ended March 31,		in the Consolidated Statements of
Details about AOCI	2020	2019	Income
Gains on sale of available-for-sale securities	$97	$--	Gain on sale of securities available-for-sale
Income tax expense	(20)	--	Income tax expense
Total	$77	$--	Net of tax

Note 10.         Subordinated Notes

On June 20, 2016, the Company issued $25 million of fixed-to-floating rate subordinated notes due June 30, 2026, in a private placement to accredited investors. Interest is payable at 6.00% per annum, from and including June 20, 2016 to, but excluding, June 30, 2021, payable semi-annually in arrears. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$239	$181
Fees, Exchange, and Other Service Charges	82	76
Other income	9	14
Noninterest Income (in-scope of Topic 606)	330	271
Noninterest Income (out-of-scope of Topic 606)	363	467
Total Noninterest Income	$693	$738

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and 2019, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended March 31, 2020 or 2019.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 12.         Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,240	$3,964
Income taxes	455	--
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale	2,804	1,747
Unsettled sales of available-for-sale securities	10,152	--
Initial right of use asset - operating leases	--	12,249
Initial lease liability - operating leases	--	12,656
Right-of-use assets obtained in the exchange for lease liabilities during the current period	59	--

Note 13.        Leases

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present information about leases:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Right-of-Use-Asset	$13,455	$13,686
Lease Liability	$13,014	$13,279
Weighted Average Remaining Lease Term (Years)	10.91	11.1
Weighted Average discount rate	3.32%	3.32%

	For the Three Months Ended	For the Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Operating Lease Expense	$435	$470

Cash paid for amounts included in lease liabilities	$409	$438
Right-of-use assets obtained in exchange for operating lease liabilities	59	--

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)	March 31, 2020
Nine months ending December 31, 2020	$1,178
Twelve months ending December 31, 2021	1,559
Twelve months ending December 31, 2022	1,599
Twelve months ending December 31, 2023	1,596
Twelve months ending December 31, 2024	1,566
Twelve months ending December 31, 2025	1,441
Thereafter	7,198
Total	$16,137
Less: discount	(2,682)
$13,455

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2020 and December 31, 2019 and the results of our operations for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in the assumptions underlying the establishment of reserves for possible loan losses;

•	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	declines in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the recent coronavirus outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

•	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;

•	changes in consumer spending and savings habits;

•	technological and social media changes;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the Federal Reserve), inflation, interest rate, market and monetary fluctuations;

•	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	the impact of changes in laws, regulations and policies affecting the real estate industry;

•	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;

•	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	changes in the level of our nonperforming assets and charge-offs;

•	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and

•	potential exposure to fraud, negligence, computer theft and cyber-crime.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including those discussed in the section entitled “Risk Factors.” If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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

On October 12, 2018, we completed our acquisition of Colombo Bank (Colombo). Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018 adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, loan swap fees, insurance commission income, income from bank owned life insurance (BOLI), and gains and losses on sales of investment securities available-for-sale.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. We are not required to implement the provisions of the current expected credit losses accounting standard until January 1, 2023, and are continuing to account for the allowance for loan losses under the incurred loss model. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as the recent coronavirus outbreak and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, competition, and loan review results to support estimates.

The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on loan segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, we categorize loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer residential, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining the allowance for loan losses. Since the Bank’s inception in 2007, we have experienced minimal loss history within our loan portfolio. Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).  At March 31, 2020, we had a specific reserve for impairment of one acquired loan within our allowance for loan losses totaling $29 thousand that had further deteriorated post acquisition.

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

Other Real Estate Owned (OREO)

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

Financial Overview

During the first quarter of 2020, we continued to expand our market area through organic growth, capitalizing on market disruption as a result of recent merger activity.

•	Total assets increased to $1.60 billion compared to $1.54 billion at December 31, 2019, an increase of $65.3 million, or 4.3%.

•	Total loans, net of deferred fees, increased $11.6 million, or 0.9%, from December 31, 2019 to March 31, 2020. Nonperforming loans, including loans past due 90 days or more and still accruing, as a percentage of total assets was 0.56% at March 31, 2020, compared to 0.70% at December 31, 2019. Nonperforming assets, which includes nonperforming loans and other real estate owned, as a percentage of total assets was 0.80% and 0.95%, at March 31, 2020 and December 31, 2019, respectively.

•	Total deposits increased $58.3 million, or 4.5%, from December 31, 2019 to March 31, 2020.

•	Tangible book value per share at March 31, 2020 was $12.57, an increase from $12.26 at December 31, 2019 and $11.32 at March 31, 2019.

•	Net income was $3.7 million for the three months ended March 31, 2020 compared to $3.9 million for the same period of 2019.

COVID-19 Pandemic Discussion Matters

Employee Matters

As a result of the COVID-19 pandemic stay at home orders to reduce the spread of the disease, the majority of our workforce has transitioned to remote access operations. Our information technology infrastructure has afforded our Bank employees the ability to work predominantly remotely with little interruption as we continue to service the needs of our clients. While the majority of our employees operate from home, there are some functions that require a physical presence at our banking offices. Employees are maintaining safe distances and we have provided more frequent cleaning of our facilities to maintain a safe environment. Management remains connected to employees through weekly company-wide conference calls and regular notifications and updates through both email and the Company’s intranet as warranted.

Branch Hours

Branch hours and availability have been modified in consideration of the safety of our employees and clients. While lobbies are closed at all of our locations, four branches with drive-up windows are open during our normal business hours.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act )

The CARES Act, which was enacted March 27, 2020, included several provisions designed to provide relief to individuals and businesses as well as the banking system. Among the more significant components of this legislation was the creation of the Small Business Adminstration (SBA) Paycheck Protection Program (PPP). Loans made under the PPP are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. government. PPP loans afford borrowers forgiveness up to the principal amount of the PPP covered loan if the proceeds are used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. The SBA will reimburse banks that participate in this program for any amount of a PPP covered loan that is forgiven.

We are actively participating in originating PPP loans, and began processing applications at the inception of the program. Under the first round of PPP, we originated 389 applications for approximately $132 million. We continue to participate during the second round of PPP, assisting new and existing clients obtain funding under this program through the origination of 271 loans for approximately $46 million as of May 4, 2020.

Loan Portfolio Exposures

We have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified the following subgroups of industry segments most impacted by the pandemic as of March 31, 2020:

	March 31, 2020
Industry Segments by Subgroup	Number of	Outstanding	Percent of Total
(Dollars in thousands)	Loans	Loan Balance	Loan Portfolio
Retail Subgroup	39	$84,801	6.59%
Hotels	11	54,873	4.26%
Churches	25	47,092	3.66%
Other Commercial Real Estate	23	29,418	2.29%
	98	$216,184	16.80%

We are closely monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these subgroups of industry segments.

We have also implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments for generally up to 90 days. As of April 16, 2020, loan payment deferrals on loans totaling $83.6 million have been recorded.

We believe that as a result of our focused and deliberate underwriting discipline since our inception, in addition to the active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $212.3 million at March 31, 2020, or 13.3% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank of Richmond (FRB). Additional borrowing capacity at the FHLB at March 31, 2020 was approximately $138.4 million. Borrowing capacity with the FRB was approximately $49.8 million at March 31, 2020. In addition, we have investment securities of $126.7 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $234.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

In addition to the funding sources noted above, the Federal Reserve has established a PPP Liquidity Facility (PPPLF), authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral during the second quarter of 2020 under the CARES Act. Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies. In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios. We anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility.

Share Repurchases

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases. For the first quarter of 2020, we repurchased 487,531 shares of our common stock at an average cost of $14.90 per share. We continue to monitor this area and may enter the markets from time to time as determined appropriate.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is aware of the following items that are potentially material to the Company and its operations.

Financial Condition and Results of Operations

The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by future credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt when necessary.  If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset Valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the valuation of assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, Controls and Business Continuity Plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of April 16, 2020, the Company has executed 43 of these deferrals on outstanding loan balances of $83.6 million.  The Company had 99 additional deferral requests representing $116.6 million in outstanding balances that were in process.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of May 4, 2020, the Company has closed or approved with the SBA 660 PPP loans representing $178 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a charge to earnings.

Credit

The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Results of Operations—Three Months Ended March 31, 2020 and 2019

Overview

We recorded net income of $3.7 million, or $0.26 per diluted common share, for the three months ended March 31, 2020, compared to net income of $3.9 million, or $0.27 per diluted common share for the three months ended March 31, 2019. Net interest income increased $447 thousand to $12.2 million for the three months ended March 31, 2020, compared to $11.8 million for the three months ended March 31, 2019, a result of an increase in interest-earning assets through organic growth. Provision for loan losses was $1.1 million for the three months ended March 31, 2020, compared to $515 thousand for the same period of 2019. Noninterest income decreased $45 thousand to $693 thousand for the three months ended March 31, 2020 as compared to $738 thousand for 2019. Noninterest expense was $7.2 million for the three months ended March 31, 2020 compared to $6.9 million for the same three month period of 2019.

The annualized return on average assets for the three months ended March 31, 2020 and 2019 was 0.96% and 1.16%, respectively. The annualized return on average equity for the three months ended March 31, 2020 and 2019 was 8.29% and 9.74%, respectively.

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2020 and 2019.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$832,545	$9,920	4.77%	$679,268	$8,009	4.72%
Commercial and industrial	110,186	1,570	5.70%	134,803	2,234	6.63%
Commercial construction	220,104	2,802	5.09%	158,880	2,275	5.73%
Consumer residential	108,454	1,228	4.53%	133,939	1,760	5.26%
Consumer nonresidential	10,680	129	4.81%	31,058	589	7.58%
Total loans (1)	1,281,969	15,649	4.88%	1,137,948	14,867	5.23%

Investment securities (2)	137,640	882	2.56%	138,947	910	2.62%
Restricted stock	5,994	89	5.94%	5,162	68	5.23%
Loans held for sale, at fair value	10,492	236	8.99%	--	--	0.00%
Deposits at other financial institutions and federal funds sold	22,213	81	1.48%	25,221	121	1.95%

Total interest-earning assets and interest income	1,458,308	16,937	4.65%	1,307,278	15,966	4.89%

Noninterest-earning assets:
Cash and due from banks	13,431			5,807
Premises and equipment, net	1,941			2,294
Accrued interest and other assets	87,560			48,489
Allowance for loan losses	(10,282)			(9,054)
Total assets	$1,550,958			$1,354,814

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$273,976	$881	1.29%	$296,010	$938	1.27%
Savings and money markets	227,497	635	1.12%	235,926	863	1.46%
Time deposits	353,809	2,080	2.35%	307,780	1,486	1.93%
Wholesale deposits	121,047	580	1.92%	74,781	453	2.42%
Total interest - bearing deposits	976,329	4,176	1.72%	914,497	3,740	1.66%

Other borrowed funds	63,635	544	3.44%	33,716	456	5.49%

Total interest-bearing liabilities and interest expense	1,039,964	4,720	1.83%	948,213	4,196	1.79%

Noninterest-bearing liabilities:
Demand deposits	304,364			234,149
Other liabilities	26,476			11,170
Common stockholders' equity	180,154			161,282
Total liabilities and stockholders' equity	$1,550,958			$1,354,814

Net interest income and net interest margin		$12,217	3.37%		$11,770	3.65%

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $465 thousand and $212 thousand for the three months ended March 31, 2020 and 2019, respectively.

(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2020.

Rate and Volume Analysis

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

	2020 Compared to 2019
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,807	$104	$1,911
Commercial and industrial	(408)	(256)	(664)
Commercial construction	877	(350)	527
Consumer residential	(335)	(197)	(532)
Consumer nonresidential	(386)	(74)	(460)
Total loans (1)	1,555	(773)	782

Investment securities (2)	(8)	(20)	(28)
Restricted stock	10	11	21
Loans held for sale, at fair value	--	236	236
Deposits at other financial institutions and federal funds sold	(14)	(26)	(40)

Total interest income	1,543	(572)	971

Interest expense:

Interest - bearing deposits:
Interest checking	(70)	13	(57)
Savings and money markets	(34)	(194)	(228)
Time deposits	218	376	594
Wholesale deposits	278	(151)	127
Total interest - bearing deposits	392	44	436

Other borrowed funds	411	(323)	88
Total interest expense	803	(279)	524

Net interest income	$740	$(293)	$447

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.

(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

Net interest income for the three months ended March 31, 2020 was $12.2 million, compared to $11.8 million for the three months ended March 31, 2019, an increase of $447 thousand, or 3.8%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2020 compared to 2019. The yield on interest-earning assets decreased 24 basis points to 4.65% for the three months ended March 31, 2020, compared to 4.89% for the same period of 2019. In addition, the cost of interest-bearing liabilities increased 4 basis points to 1.83% for the three months ended March 31, 2020, compared to 1.79% for the same period of 2019, reflecting a slight increase in rates on interest-bearing deposits. During the month of March 2020, in response to market conditions as the economy was impacted by COVID-19, the Federal Open Market Committee of the Federal Reserve reduced its targeted fed funds rate an unprecedented 150 basis points. We responded by quickly reducing deposit rates substantially to offset the repricing of rates within our variable rate loan portfolio. The full impact of both yields on interest-earnings assets and the costs of interest-bearing liabilities will be seen during the second quarter of 2020.

Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2020 and 2019 was 3.37% and 3.65%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2020 as compared to 2019, a result of the decreasing rate environment which began during June 2019. Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

 For the Three Months Ended March 31, 2020 and 2019

 (Dollars in thousands)

	2020	2019
GAAP Financial Measurements:
Interest income:
Loans	$15,885	$14,867
Deposits at other financial institutions and federal funds sold	81	121
Investment securities available-for-sale	874	891
Investment securities held-to-maturity	2	13
Restricted stock	89	68
Total interest income	16,931	15,960
Interest expense:
Interest-bearing deposits	4,176	3,740
Other borrowed funds	544	456
Total interest expense	4,720	4,196
Net interest income	$12,211	$11,764
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	6	6
Total tax benefit on tax-exempt interest income	$6	$6
Tax equivalent net interest income	$12,217	$11,770

Average interest-earning assets increased by 11.6% to $1.46 billion for the three months ended March 31, 2020 compared to $1.31 billion for the three months ended March 31, 2019, which resulted in an increase in total interest income on a tax equivalent basis of $971 thousand, to $16.9 million for the three months ended March 31, 2020, compared to $16.0 million for the three months ended March 31, 2019, despite the decreasing rate environment. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $144.0 million, which contributed to an additional $1.6 million in interest income. This increase in interest income, which was reduced by a decrease in yields earned on the loan portfolio, decreased interest income $773 thousand. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $61.8 million to $976.3 million for the three months ended March 31, 2020 compared to $914.5 million for the three months ended March 31, 2019. Average noninterest-bearing deposits increased $70.2 million to $304.4 million for the three months ended March 31, 2020 compared to $234.1 million for the same period in 2019. The largest increase in average interest-bearing customer deposit balances was in our time deposits, which increased $46.0 million compared to 2019. Average wholesale deposits increased $46.3 million to $121.0 million for the first quarter of 2020 compared to $74.8 million for the first quarter of 2019. Wholesale deposits increased during the first quarter of 2020 compared to the same period of 2019, as this was a cheaper source of funding for the Bank during 2020. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 205 basis points to 3.44% for the three months ended March 31, 2020, from 5.49% for the same period in 2019. The decrease in the cost of other borrowed funds was a result of FHLB advances recorded during 2020 with an average cost of 1.61%.

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

We recorded a provision for loan losses of $1.1 million for the three months ended March 31, 2020 compared to a provision for loan losses of $515 thousand for the same period of 2019, which primarily reflects changes in certain qualitative factors as a result of the local economic conditions resulting from the ongoing COVID-19 pandemic, in addition to a slight increase in loan origination volume during the first quarter of 2020. In addition, as previously mentioned, we evaluated our exposure to certain credit risks within industry segements in our loan portfolio that are most impacted by the pandemic. Industry subgroups such as retail, hotels, churches and other commercial real etate loans were isolated with in our allowance model, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves decreased $6 thousand for the three months ended March 31, 2020, a result of the liquidation analysis completed for impaired loans for the first quarter of 2020. See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at March 31, 2020 was $11.2 million compared to $10.2 million at December 31, 2019. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for March 31, 2020 was 0.88% compared to 0.81% at December 31, 2019.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended March 31, 2020 and 2019 was $693 thousand and $738 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $764 thousand for the three months ended March 31, 2020, an increase of 20.7%, as compared to the same quarter of 2019, a result of an increase in loan swap fee income of $45 thousand and an increase of $58 thousand for services charges on deposit accounts during the first quarter of 2020, all a result of an increase in customer relationships over the past year.

Income from BOLI increased 169.5% to $283 thousand for the first quarter of 2020, compared to $105 thousand for the same period of 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million. Noninterest income for the three months ended March 31, 2020 was improved by gains totaling $97 thousand on the sales of $10.2 million in investment securities available-for-sale. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income. Noninterest income for the quarter ended March 31, 2020 was also impacted by losses on loans held for sale totaling $451 thousand. For the three months ended March 31, 2019, we recorded no gains or losses on assets of the Company.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $7.2 million and $6.9 million for the three months ended March 31, 2020 and 2019, respectively.

Salaries and benefits expense increased $90 thousand to $4.0 million for the three months ended March 31, 2020 compared to $3.9 million for the same period in 2019. Occupancy and equipment expense increased $28 thousand for the three months ended March 31, 2020 as compared to the same period of 2019. Loan related expenses increased $143 thousand for the three months ended March 31, 2020 compared to the same period of 2019, primarily as a result of expenses incurred to resolve several problem loans during the first quarter of 2020. All other increases in noninterest expense for the quarter ended March 31, 2020 as compared to the same period of 2019 are primarily related to supporting the larger organization as a result of continued organic growth.

Income Taxes

We recorded a provision for income tax expense of $896 thousand for the three months ended March 31, 2020, compared to $1.2 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was 19.4%, compared to 22.8% for the same period of 2019. Our effective tax rate for the three months ended March 31, 2020 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2020.

Discussion and Analysis of Financial Condition

Overview

At March 31, 2020, total assets were $1.60 billion, an increase of 4.3%, or $65.3 million, from $1.54 billion at December 31, 2019. Total loans receivable, net of deferred fees and costs, increased 0.9%, or $11.6 million, to $1.28 billion at March 31, 2020, from $1.27 billion at December 31, 2019. Total investment securities decreased $14.6 million, or 10.3%, to $127.0 million at March 31, 2020, from $141.6 million at December 31, 2019. Total deposits increased 4.5%, or $58.3 million, to $1.34 billion at March 31, 2020, from $1.29 billion at December 31, 2019. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At March 31, 2020, we had FHLB advances totaling $25.0 million compared to $15.0 million at December 31, 2019.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.28 billion at March 31, 2020, an increase of $11.6 million, or 0.9%, compared to $1.27 billion at December 31, 2019. The increase in the loans receivable portfolio was a result of organic loan growth primarily in our commercial real estate and commercial construction portfolios.

Commercial real estate loans, net of fees, totaled $839.1 million at March 31, 2020, compared to $819.8 million at December 31, 2019, an increase of $19.3 million, or 2.4%. Owner-occupied commercial real estate loans were $192.1 million at March 31, 2020 compared to $205.9 million at December 31, 2019. Nonowner-occupied commercial real estate loans were $573.1 million at March 31, 2020 compared to $547.8 million at December 31, 2019. Construction loans totaled $220.8 million at March 31, 2020, or 17.2% of total loans receivable. Of the $220.8 million in construction loans, $49.6 million are collateralized by land and only $539 thousand are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at March 31, 2020 and at December 31, 2019.

Loans Receivable
At March 31, 2020 and December 31, 2019
(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Commercial real estate	$841,015	$821,692
Commercial and industrial	106,542	115,103
Commercial construction	221,793	215,983
Consumer residential	104,902	108,795
Consumer nonresidential	10,297	11,290

Gross loans	1,284,549	1,272,863

Less:
Allowance for loan losses	11,226	10,231
Unearned income and (unamortized premiums)	2,407	2,337

Loans receivable, net	$1,270,916	$1,260,295

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at March 31, 2020 were $12.8 million compared to $14.6 million at December 31, 2019. Nonperforming loans of $3.2 million are from our acquired loan portfolio. Our ratio of nonperforming assets to total assets was 0.80% at March 31, 2020 compared to 0.95% at December 31, 2019. Nonperforming loans, which are primarily commercial real estate loans, decreased $1.8 million during the quarter ended March 31, 2020, as one loan paid off during the quarter. Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $387 thousand and $393 thousand at March 31, 2020 and December 31, 2019, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

Loans contractually past-due 90 days or more at March 31, 2020 consist of four loans which have matured and are awaiting final payment and are well-collateralized. There were no TDRs as of March 31, 2020, as the one loan that was a TDR at December 31, 2019 paid off during the first quarter of 2020.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2020, we had $4.4 million in loans identified as special mention within the originated loan portfolio, a decrease of $12.6 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2019 was primarily related to two loans totaling $11.1 million having been paid off in full including interest within this risk category during the first quarter of 2020. At March 31, 2020, we had $5.6 million in loans identified as substandard within the originated loan portfolio, a decrease of $4.3 million from December 31, 2019. The decrease in substandard loans was primarily related to one loan, which was considered a TDR totaling $3.9 million, having been paid off in full including past due interest and late fees, during the first quarter of 2020. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2020, specific reserves on originated and acquired loans totaling $387 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.02% for the three months ended March 31, 2020, compared to annualized net charge-offs to average loans receivable of 0.06% for the three months ended March 31, 2019. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets
At March 31, 2020 and December 31, 2019
(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$7,560	$9,693

Loans contractually past-due 90 days or more	1,337	1,032

Total nonperforming loans (NPLs)	$8,897	$10,725

Other real estate owned (OREO)	3,866	3,866

Total nonperforming assets (NPAs)	$12,763	$14,591
Performing troubled debt restructurings (TDRs)	$ - -	$ - -

NPLs/Total Assets	0.56%	0.70%
NPAs/Total Assets	0.80%	0.95%
NPAs and TDRs/Total Assets	0.80%	0.95%
Allowance for loan losses/NPLs	126.18%	95.39%

Nonperforming Loans by Type
At March 31, 2020 and December 31, 2019
(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Commercial real estate	$3,225	$4,912
Commercial and industrial	3,996	4,142
Commercial construction	820	820
Consumer residential	789	839
Consumer nonresidential	67	12
	$8,897	$10,725

At March 31, 2020 and December 31, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified the following subgroups of industry segments most impacted by the pandemic as of March 31, 2020:

		March 31, 2020
Industry Segments by Subgroup	Number of	Outstanding	Percent of Total
(Dollars in thousands)	Loans	Loan Balance	Loan Portfolio
Retail Subgroup	39	$84,801	6.59%
Hotels	11	54,873	4.26%
Churches	25	47,092	3.66%
Other Commercial Real Estate	23	29,418	2.29%
	98	$216,184	16.80%

We are closely monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these subgroups of industry segments.

We have also implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments for generally up to 90 days. As of April 16, 2020, loan payment deferrals on loans totaling $83.6 million have been recorded.

We believe that as a result of our focused and deliberate underwriting discipline since our inception, in addition to the active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At March 31, 2020, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At March 31, 2020, our commercial real estate portfolio (including construction lending) was 82.7% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three Months Ended March 31, 2020 and 2019

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Beginning balance	$10,231	$9,159

Provision for loan losses	1,066	515

Loans charged off:
Commercial real estate	--	--
Commercial and industrial	--	--
Commercial construction	--	--
Consumer residential	(3)	--
Consumer nonresidential	(90)	(162)
Total loans charged off	(93)	(162)

Recoveries:
Commercial real estate	--	--
Commercial and industrial	19	--
Commercial construction	--	--
Consumer residential	1	--
Consumer nonresidential	2	--
Total recoveries	22	--

Net (charge offs) recoveries	(71)	(162)

Ending balance	$11,226	$9,512

	Three Months Ended March 31,
Loans, net of deferred fees:	2020	2019
Balance at period end	$1,282,142	$1,178,941
Allowance for loan losses to loans receivable, net of fees	0.88%	0.81%
Net charge-offs (recoveries) to average loans receivable, annualized	0.02%	0.06%

Allocation of the Allowance for Loan Losses

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,		December 31,
	2020		2019
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$7,667	65.47%	$6,399	64.55%
Commercial and industrial	1,170	8.29%	1,275	9.04%
Commercial construction	1,904	17.27%	2,067	16.97%
Consumer residential	427	8.17%	417	8.55%
Consumer nonresidential	58	0.80%	73	0.89%

Total allowance for loan losses	$11,226	100.00%	$10,231	100.00%

* Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of March 31, 2020 and December 31, 2019 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $126.7 million at March 31, 2020, a decrease of $14.6 million or 10.3%, from $141.3 million at December 31, 2019. We sold $10.2 million in available-for-sale investment securities during the three months ended March 31, 2020. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.

As of March 31, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $12.3 million and $11.3 million at March 31, 2020 and December 31, 2019, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At March 31, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of March 31, 2020 and December 31, 2019.

We hold restricted investments in equities of the FRB and FHLB. At March 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at March 31, 2020 and December 31, 2019.

Investment Securities

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,		December 31,
	2020		2019
Held-to-maturity	Balance	Percent of Total	Balance	Percent of Total
Securities of state and local municipalities tax exempt	$264	0.22%	$264	0.19%
Total held-to-maturity securities	$264	0.22%	$264	0.19%

Available-for-sale
Securities of U.S. government and federal agencies	$3,000	2.43%	$4,000	2.84%
Securities of state and local municipalities	4,601	3.73%	4,631	3.29%
Corporate bonds and securities	6,983	5.67%	6,984	4.97%
Mortgage-backed securities	108,373	87.95%	124,757	88.71%
Total available-for-sale securities	$122,957	99.78%	$140,372	99.81%

Total investment securities	$123,221	100.00%	$140,636	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at March 31, 2020 and December 31, 2019.

Investment Securities by Stated Maturity

At March 31, 2020

(Dollars in thousands)

	At March 31, 2020
	Within One Year			One to Five Years			Five to Ten Years		Over Ten Years			Total
			Weighted			Weighted		Weighted			Weighted		Weighted
	Amortized		Average	Amortized		Average	Amortized	Average	Amortized		Average	Amortized	Average
Held-to-maturity	Cost		Yield	Cost		Yield	Cost	Yield	Cost		Yield	Cost	Yield
Securities of state and local municipalities tax exempt	$	- -	--	$	- -	--	$264	2.32%	$	- -	--	$264	2.32%
Total held-to-maturity securities	$	- -	--	$	- -	--	$264	2.32%	$	- -	--	$264	2.32%

Available-for-sale
Securities of U.S. government and federal agencies	$	- -	--	$	- -	--	$3,000	2.32%	$	- -	--	$3,000	2.32%
Securities of state and local municipalities		--	--		1,026	2.25%	1,380	2.30%		2,195	2.81%	4,601	2.54%
Corporate bonds		--	--		--	--	6,983	4.82%		--	--	6,983	4.82%
Mortgage-backed securities		--	--		--	--	15,246	2.35%		93,127	2.51%	108,373	2.49%
Total available-for-sale securities	$	- -	--		$1,026	2.25%	$26,609	2.99%		$95,322	2.51%	$122,957	2.61%

Total investment securities	$	- -	--		$1,026	2.25%	$26,873	2.99%		$95,322	2.51%	$123,221	2.61%

Deposits and Other Borrowed Funds

Total deposits were $1.34 billion at March 31, 2020, an increase of $58.3 million, or 4.5%, from $1.29 billion at December 31, 2019. Noninterest-bearing deposits totaled $287.8 million at March 31, 2020, comprising 21.4% of total deposits and decreased $18.4 million, or 6.0%, compared to December 31, 2019. At March 31, 2020, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 7.0% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at March 31, 2020 and December 31, 2019.

Deposit Composition

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,		December 31,
	2020		2019
	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$287,801	--	$306,235	--
Interest bearing - checking, savings and money market	613,031	0.54%	557,148	1.18%
Time deposits $100,000 or more	262,659	2.26%	270,508	2.37%
Other time deposits	180,553	1.79%	151,831	2.19%
	$1,344,044		$1,285,722

The remaining maturity of time deposits at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Three months or less	$143,343	$114,991
Over three months through six months	96,499	94,550
Over six months through twelve months	104,607	114,281
Over twelve months	98,763	98,517
	$443,212	$422,339

Wholesale deposits increased to $124.5 million at March 31, 2020 from $100.0 million at December 31, 2019. In addition, we are a member of the Promontory Interfinancial Network (Promontory) which gives us the ability to offer Certificates of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2020 and December 31, 2019, we had $54.0 million and $71.4 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The following table reports those certificates of deposit that exceed $100,000 by maturity as of March 31, 2020 and December 31, 2019.

Certificates of Deposit Over $100,000

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Three months or less	$61,405	$45,309
Over three months through six months	48,680	59,303
Over six months through twelve months	80,581	93,456
Over twelve months	71,993	72,440
	$262,659	$270,508

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $49.5 million at March 31, 2020, and consisted of $25.0 million in FHLB advances and $24.5 million of subordinated notes. At December 31, 2019, we had other borrowed funds totaling $49.5 million, which consisted of $10.0 million in fed funds purchased, $15.0 million in FHLB advances and subordinated notes totaling $24.5 million.

The following table reflects the short-term borrowings and other borrowed funds outstanding at March 31, 2020 and December 31, 2019.

Other Borrowed Funds
At March 31, 2020 and December 31, 2019
(Dollars in thousands)

	March 31,		December 31,
	2020		2019
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other short-term borrowed funds:
Federal funds purchased	$ - -	1.46%	$10,000	1.60%
FHLB advances - short term	25,000	1.61%	15,000	1.73%
Total borrowed funds and weighted average rate	$25,000	1.61%	$25,000	1.68%

Other borrowed funds:
Subordinated Debt	$24,507	6.00%	$24,487	6.00%
Total other borrowed funds and weighted average rate	$24,507	6.00%	$24,487	6.00%

Total borrowed funds and weighted average rate	$49,507	3.78%	$49,487	3.83%

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1, or CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.

On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” (CBLR), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate.

In April 2020, as required by the CARES Act, the federal banking agencies issued two interim final rules related to the CBLR framework. One interim final rule provides that, as of the second quarter of 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

At January 1, 2020, we qualified and adopted this simplified capital structure, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.

Shareholders’ equity at March 31, 2020 was $177.7 million, a decrease of $1.4 million, compared to $179.1 million at December 31, 2019. The decrease in shareholders’ equity was primarily attributable to our adoption of a share repurchase program during the first quarter of 2020. The Company may purchase up to 1,112,165 shares of the our issued and outstanding shares of common stock, or approximately 8% of outstanding shares as of December 31, 2019. For the three months ended March 31, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million. Due to the uncertainty related to the potential economic impact of the COVID-19 pandemic, we have temporarily suspended stock repurchases. Offsetting share repurchases during the quarter ended March 31, 2020 was the recognition of net income of $3.7 million. Common stock issued as a result of option exercises increased shareholders’ equity by $205 thousand for the three months ended March 31, 2020. Accumulated other comprehensive income increased $1.7 million during 2020, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for March 31, 2020 and December 31, 2019 was 11.1% and 11.7%, respectively. Tangible book value per share at March 31, 2020 and December 31, 2019 was $12.57 and $12.26, respectively. The Bank’s CBLR at March 31, 2020 was 12.05%. Total risk-based capital to risk-weighted assets for the Bank was 13.43% at December 31, 2019, which was the former capitalization calculation completed prior to the adoption of CBLR. Accordingly, we were considered “well capitalized” for regulatory purposes at March 31, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, and (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the Exchange Act), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables shows the minimum capital requirement and our capital position at March 31, 2020 and December 31, 2019 for the Bank.

Capital Components

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2020
Leverage capital ratio	185,106	12.05%	139,288	>	9.00%

At December 31, 2019
Total risk-based capital	$192,364	13.43%	$150,369	>	10.500%	$143,208	>	10.00%
Tier I risk-based capital	182,121	12.72%	121,727	>	8.500%	114,567	>	8.00%
Common equity tier I capital	182,121	12.72%	100,246	>	7.000%	93,085	>	6.50%
Leverage capital ratio	182,121	12.15%	98,214	>	6.500%	75,550	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $212.3 million at March 31, 2020, or 13.3% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. The increase in liquid assets is a result of an increase in deposits that occurred late during the first quarter of 2020 as a result of a “flight to safety” due to the current economic conditions from the COVID-19 pandemic. We held investments that are classified as held-to-maturity in the amount of $264 thousand at March 31, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at March 31, 2020 was approximately $138.4 million. Borrowing capacity with the FRB was approximately $49.8 million at March 31, 2020. These facilities are subject to the FHLB and the FRB approving disbursement to us. In addition, we have investment securities of $126.7 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $234.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

In addition to the funding facilities noted above, the Federal Reserve has established a PPP Liquidity Facility, authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral during the second quarter of 2020 under the CARES Act. Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies. In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios. We anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at March 31, 2020. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At March 31, 2020 and December 31, 2019, unused commitments to fund loans and lines of credit totaled $219.1 million and $244.4 million, respectively. Commercial and standby letters of credit totaled $8.5 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively.

Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, we are exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee (ALCO). ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

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

At March 31, 2020, our asset/liability position was liability sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would decrease by 1.2% in an up 100 basis point scenario and would decrease by 2.2% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 2.0% in an up 100 basis point scenario and would increase by 6.6% in an up 400 basis point scenario. At March 31, 2020 and December 31, 2019, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2020 and December 31, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
March 31, 2020		December 31, 2019
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	-2.22%	+400	-0.69%
+300	-1.82%	+300	-0.20%
+200	-1.58%	+200	0.11%
+100	-1.21%	+100	0.11%
0	—	0	—
–100	0.53%	–100	0.56%
–200	–1.13%	–200	–0.80%

Economic value of equity (EVE) measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at March 31, 2020 and December 31, 2019 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At March 31, 2020 and December 31, 2019, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
March 31, 2020		December 31, 2019
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	-12.50%	+400	–13.72%
+300	-8.49%	+300	–9.36%
+200	-4.95%	+200	–5.21%
+100	-2.29%	+100	–1.99%
0	—	0	—
–100	-0.17%	–100	1.68%
–200	1.33%	–200	1.55%

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors update and supplement, and should be read together with, the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2019. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. See also “Cautionary Note Regarding Forward-Looking Statements,” included in Part 1, Item 2, of this Quarterly Report on Form 10-Q.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience adverse effects due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

•	loan losses resulting from financial stress experienced by our borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread, and reducing net income;

•	operational failures, disruptions or inefficiencies due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;

•	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;

•	potential financial liability, loan losses, litigation costs or reputational damage resulting from our origination of PPP loans; and

•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the 90-day deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  On February 4, 2020, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,112,165 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2019. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that we will purchase shares during any period. The repurchase program will expire on December 31, 2020, subject to earlier termination of the program by the board of directors. Shares may be purchased in the open market or through privately negotiated transactions.

As of March 31, 2020, we had purchased 487,531 shares of our common stock at a total cost of $7.3 million. All of these shares have been cancelled and returned to the status of authorized but unissued.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2020	-	-	-	-
February 1 – February 29, 2020	219,661	16.68	219,661	892,504
March 1 – March 31, 2020	267,870	13.65	267,870	624,634
Total	487,531	14.90	487,531

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases.

Item 3.	Defaults Upon Senior Securities

(a)  None.

(b)  None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)  None.

(b)  None.

Item 6.	Exhibits

3.2	By-laws of FVCBankcorp, Inc., as amended through April 7, 2020 (incorporated by reference to Exhibit 3.1 of FVCBankcorp, Inc.’s Form 8-K filed with the SEC on April 9, 2020).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 11, 2020	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)