Form 10-Q
period 2020-06-30
FVCBankcorp, Inc.
filed 2020-08-10
CIK 1675644

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

⌧       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

◻          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ◻   No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,478,459 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2020

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(In thousands, except share data)

			June 30,	December 31,
			2020	2019 *
			(Unaudited)
Assets
Cash and due from banks			$25,613	$14,916
Interest-bearing deposits at other financial institutions			64,989	18,226
Securities held-to-maturity (fair value of $0.3 million for both June 30, 2020 and December 31, 2019)			264	264
Securities available-for-sale, at fair value			121,818	141,325
Restricted stock, at cost			6,608	6,017
Loans held for sale, at fair value			—	11,198
Loans, net of allowance for loan losses of $12.9 million and $10.2 million at June 30, 2020 and December 31, 2019, respectively			1,465,226	1,260,295
Premises and equipment, net			1,818	2,084
Accrued interest receivable			7,186	4,094
Prepaid expenses			1,689	546
Deferred tax assets, net			7,256	7,683
Goodwill and intangibles, net			8,525	8,689
Bank owned life insurance (BOLI)			37,633	37,069
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			11,724	13,279
Other assets			16,934	7,744
Total assets			$1,781,149	$1,537,295
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing			$442,443	$306,235
Interest-bearing checking, savings and money market			675,965	557,148
Time deposits			400,628	422,339
Total deposits			$1,519,036	$1,285,722
Federal funds purchased			$—	$10,000
FHLB advances			25,000	15,000
Subordinated notes, net of issuance costs			24,527	24,487
Accrued interest payable			524	605
Operating lease liabilities			12,704	13,686
Accrued expenses and other liabilities			18,706	8,717
Total liabilities			$1,600,497	$1,358,217
Commitments and Contingent Liabilities
Stockholders’ Equity
	2020	2019
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,459,317	13,902,067	135	139
Additional paid-in capital			$119,139	$125,779
Retained earnings			59,083	52,470
Accumulated other comprehensive income, net			2,295	690
Total stockholders’ equity			$180,652	$179,078
Total liabilities and stockholders’ equity			$1,781,149	$1,537,295

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and six months ended June 30, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$15,414	$15,819	$31,299	$30,686
Interest and dividends on securities held-to-maturity	1	13	3	26
Interest and dividends on securities available-for-sale	753	886	1,627	1,777
Dividends on restricted stock	92	79	181	146
Interest on deposits at other financial institutions	21	193	102	315
Total interest and dividend income	$16,281	$16,990	$33,212	$32,950
Interest Expense
Interest on deposits	$3,125	$4,192	$7,301	$7,932
Interest on federal funds purchased	—	32	79	93
Interest on short-term debt	66	—	136	—
Interest on subordinated notes	395	395	790	790
Total interest expense	$3,586	$4,619	$8,306	$8,815
Net Interest Income	$12,695	$12,371	$24,906	$24,135
Provision for loan losses	1,750	505	2,816	1,020
Net interest income after provision for loan losses	$10,945	$11,866	$22,090	$23,115
Noninterest Income
Service charges on deposit accounts	$223	$229	$463	$411
Gain on sale of securities available-for-sale	—	—	97	—
Loss on loans held for sale	—	—	(451)	—
BOLI income	282	110	565	215
Other income	182	200	707	651
Total noninterest income	$687	$539	$1,381	$1,277
Noninterest Expenses
Salaries and employee benefits	$3,982	$4,245	$8,010	$8,183
Occupancy and equipment expense	859	873	1,715	1,700
Data processing and network administration	494	343	928	782
State franchise taxes	466	426	932	848
Audit, legal and consulting fees	207	274	432	404
Merger and acquisition expense	—	16	—	83
Loan related expenses	273	99	484	168
FDIC insurance	180	111	345	222
Marketing, business development and advertising	25	131	128	289
Director fees	138	122	278	243
Postage, courier and telephone	42	41	86	94
Internet banking	123	101	243	208
Core deposit intangible amortization	88	97	178	198
Impairment loss on long lived assets	676	—	676	—
Other operating expenses	445	397	772	758
Total noninterest expenses	$7,998	$7,276	$15,207	$14,180
Net income before income tax expense	$3,634	$5,129	$8,264	$10,212
Income tax expense	754	1,044	1,651	2,201
Net income	$2,880	$4,085	$6,613	$8,011
Earnings per share, basic	$0.21	$0.30	$0.49	$0.58
Earnings per share, diluted	$0.21	$0.28	$0.46	$0.54

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,880	$4,085	$6,613	$8,011
Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax expense of $8 and $617 for the three and six months ended June 30, 2020, respectively, net of tax expense of $367 and $734 for the three and six months ended June 30, 2019, respectively.	32	1,382	2,324	2,762
Unrealized loss on interest rate swaps, net of tax benefit of $46 and $171 for the three and six months ended June 30, 2020, respectively.	(174)	—	(642)	—
Reclassification adjustment for gains realized in income, net of tax expense of $0 and $20 for three and six months ended June 30, 2020, respectively.	—	—	(77)	—
Total other comprehensive income (loss)	$(142)	$1,382	$1,605	$2,762
Total comprehensive income	$2,738	$5,467	$8,218	$10,773

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net income	$6,613	$8,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	312	321
Provision for loan losses	2,816	1,020
Net amortization of premium of securities	214	178
Net amortization of deferred loan costs and purchase premiums	963	293
Net accretion of acquisition accounting adjustments	277	310
Gain on sale of available-for-sale securities	(97)	—
Loss on loans held for sale	451	—
Impairment loss on lived assets	676	—
Payments received on loans held for sale, net	1,107	—
Amortization of subordinated debt issuance costs	40	40
Core deposits intangible amortization	178	198
Equity-based compensation expense	376	272
BOLI income	(565)	(215)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(11,872)	(3,415)
Increase in accrued interest payable, accrued expenses and other liabilities	7,596	1,892
Net cash provided by operating activities	$9,085	$8,905
Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$(46,763)	$4,911
Purchases of securities available-for-sale	(2,996)	(16,535)
Proceeds from sales of securities available-for-sale	10,206	—
Proceeds from maturities and calls of securities available-for-sale	1,000	—
Proceeds from redemptions of securities available-for-sale	14,023	8,919
Net purchase of restricted stock	(591)	(80)
Net increase in loans	(199,359)	(98,573)
Proceeds from sale of OREO	—	358
Purchases of BOLI	—	(10,000)
Purchases of premises and equipment, net	(214)	(99)
Net cash used in investing activities	$(224,694)	$(111,099)
Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$255,025	$50,358
Net (decrease) increase in time deposits	(21,699)	56,734
Decrease in federal funds purchased	(10,000)	—
Net increase in FHLB advances	10,000	—
Repurchase of shares of common stock	(7,280)	—
Common stock issuance	260	868
Net cash provided by financing activities	$226,306	$107,960
Net increase in cash and cash equivalents	$10,697	$5,766
Cash and cash equivalents, beginning of year	14,916	9,435
Cash and cash equivalents, end of year	$25,613	$15,201

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	8,011	—	8,011
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	2,762	2,762
Common stock issuance for options exercised, net	127	1	867	—	—	868
Stock-based compensation expense	—	—	272	—	—	272
Balance at June 30, 2019	13,840	$138	$125,021	$44,653	$351	$170,163
Balance at March 31, 2019	13,755	$138	$124,318	$40,568	$(1,031)	$163,993
Net income	—	—	—	4,085	—	4,085
Other comprehensive income	—	—	—	—	1,382	1,382
Common stock issuance for options exercised, net	85	—	596	—	—	596
Stock-based compensation expense	—	—	107	—	—	107
Balance at June 30, 2019	13,840	$138	$125,021	$44,653	$351	$170,163
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	6,613	—	6,613
Other comprehensive income		—	—	—	1,605	1,605
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	44	1	259	—	—	260
Stock-based compensation expense	—	—	376	—	—	376
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652
Balance at March 31, 2020	13,452	$135	$118,913	$56,203	$2,437	$177,688
Net income	—	—	—	2,880	—	2,880
Other comprehensive loss	—	—	—	—	(142)	(142)
Common stock issuance for options exercised, net	7	—	56	—	—	56
Stock-based compensation expense	—	—	170	—	—	170
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which our customers operate and could impair their ability to fulfill their financial obligations to us. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas we operate. While there has been no material impact to our employees to date, COVID-19 could also potentially create widespread business continuity issues for us.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The U.S. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on our operations, we are aware of the following matters that are potentially material to us and our operations.

Financial Condition and Results of Operations

Our interest income could be reduced due to COVID-19. Consistent with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers' ability to repay in future periods.

Our fee income could be reduced due to COVID-19. Consistent with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Capital and Liquidity

While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our regulatory capital ratios could be adversely impacted by future credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt when necessary. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Asset Valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the valuation of assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and could result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and could result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, Controls and Business Continuity Plan

We have invoked our Board approved Pandemic Preparedness Plan that includes a remote working strategy. We do not anticipate incurring additional material cost related to our continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. We do not currently face any material resource constraint through the implementation of our business continuity plans.

Lending Operations and Accommodations to Borrowers

Consistent with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we are executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarter of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of July 31, 2020, loans modified have reduced to 165 loans for a total outstanding principal balance of $226.7 million, or 15.3% of the total loan portfolio. As of July 31, 2020, customers requesting a second 90-day deferral had a total outstanding principal balance of $28.2 million, representing 15 loans. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program. The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, we have closed or approved with the SBA 755 PPP loans representing $169.4 million in funding , net of deferred fees. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Credit

We are working with customers directly affected by COVID-19. We are prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional provision for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers' application of certain income tax-related guidance. This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

On March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer's first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an "accelerated filer" as it had more than $75 million in public float but less than $700 million at the end of the Company's most recent second quarter. The rule change expands the definition of "smaller reporting companies" to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer. If the Company's annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All are required to obtain and file annual financial statement audits, as well as provide management's assertion on effectiveness of (ICFR), but the external auditor attestation of ICFR is not required for smaller reporting companies.  As the Company has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation Act, which requires an auditor attestation concerning ICFR.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Notes to Unaudited Consolidated Financial Statements

(Continued)

In March 2020 (Revised in April 2020), various regulatory agencies, including the Federal Reserve and the FDIC, (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors”, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of June 30, 2020, the Company has executed 277 of these deferrals on outstanding loan balances of $360.2 million.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 2.Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of U.S. government and federal agencies	$3,000	$12	$—	$3,012
Securities of state and local municipalities tax exempt	3,655	106	—	3,761
Securities of state and local municipalities taxable	903	—	(9)	894
Corporate bonds	9,977	30	(322)	9,685
SBA pass-through securities	149	1	—	150
Mortgage-backed securities	74,892	3,117	—	78,009
Collateralized mortgage obligations	25,444	863	—	26,307
Total Available-for-sale Securities	$118,020	$4,129	$(331)	$121,818

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	270
Total Held-to-maturity Securities	$264	$—	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$4,000	$—	$(4)	$3,996
Securities of state and local municipalities tax exempt	3,662	76	—	3,738
Securities of state and local municipalities taxable	969	—	(14)	955
Corporate bonds	6,984	78	(81)	6,981
SBA pass-through securities	163	—	(4)	159
Mortgage-backed securities	96,358	1,077	(246)	97,189
Collateralized mortgage obligations	28,236	290	(219)	28,307
Total Available-for-sale Securities	$140,372	$1,521	$(568)	$141,325

The Company had $11.6 million and $11.3 million in securities pledged with the Federal Reserve Bank of Richmond (FRB)  to collateralize certain municipal deposits at June 30, 2020 and December 31, 2019, respectively.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2020	Value	Losses	Value	Losses	Value	Losses
Securities of state and local municipalities taxable	$—	$—	$894	$(9)	$894	$(9)
Corporate bonds	4,216	(261)	940	(61)	5,156	(322)
Total	$4,216	$(261)	$1,834	$(70)	$6,050	$(331)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$2,997	$(3)	$999	$(1)	$3,996	$(4)
Securities of state and local municipalities taxable	—	—	955	(14)	955	(14)
Corporate bonds	2,463	(22)	941	(59)	3,404	(81)
SBA pass-through securities	—	—	159	(4)	159	(4)
Mortgage-backed securities	15,529	(73)	20,475	(173)	36,004	(246)
Collateralized mortgage obligations	7,479	(94)	7,975	(125)	15,454	(219)
Total	$28,468	$(192)	$31,504	$(376)	$59,972	$(568)

Securities of state and local municipalities: The unrealized losses on the Company's investment in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Three of the seven investments carry an S&P investment grade rating of AA+ or above, one has a rating of AA-, one has an AA rating, while the remaining two do not carry a rating.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Corporate bonds:  The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of A-, while one has a rating of BB. The remaining seven investments do not carry a rating.

The amortized cost and fair value of securities as of June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2020
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$2,025	$2,017
After 5 years through 10 years	264	274	29,175	29,670
After 10 years	—	—	86,820	90,131
Total	$264	$274	$118,020	$121,818

For the six months ended June 30, 2020 and  2019, proceeds from principal repayments of securities were $14.0 million and $8.9 million, respectively. During the six months ended June 30, 2020, proceeds from calls and maturities of securities were $1.0 million. There were gross realized gains of approximately $97,000  during the six months ended June 30, 2020 resulting from the sale of available-for-sale securities with a book value of approximately $10.1 million. There were no realized losses on the sale of securities for the six months ended June 30, 2020. During the six months ended June 30, 2019, there wDoneere no proceeds from sales of securities available-for-sale, no gross realized gains, and no realized losses.

Note 3.Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	June 30, 2020			December 31, 2019
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$748,723	$30,185	$778,908	$709,046	$38,629	$747,675
Commercial and industrial	274,671	5,248	279,919	107,698	7,405	115,103
Commercial construction	226,960	1,681	228,641	210,933	5,050	215,983
Consumer real estate	138,955	39,710	178,665	136,762	46,050	182,812
Consumer nonresidential	18,747	48	18,795	11,205	85	11,290
	$1,408,056	$76,872	$1,484,928	$1,175,644	$97,219	$1,272,863
Less:
Allowance for loan losses	12,828	66	12,894	10,202	29	10,231
Unearned income and (unamortized premiums), net	6,808	—	6,808	2,337	—	2,337
Loans, net	$1,388,420	$76,806	$1,465,226	$1,163,105	$97,190	$1,260,295

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

Notes to Unaudited Consolidated Financial Statements

(Continued)

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 are as follows:

(In thousands)	June 30, 2020
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,183
Carrying amount	3,537
Other acquired loans
Outstanding principal balance	74,274
Carrying amount	73,335
Total acquired loans
Outstanding principal balance	79,457
Carrying amount	76,872

(In thousands)	December 31, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,605
Carrying amount	4,810
Other acquired loans
Outstanding principal balance	93,587
Carrying amount	92,409
Total acquired loans
Outstanding principal balance	99,192
Carrying amount	97,219

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents changes during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2020	$371
Accretion	(89)
Reclassification of nonaccretable difference due to improvement in expected cash flows	31
Other changes, net	(21)
Balance at June 30, 2020	$292
(In thousands)
Balance at January 1, 2019	$357
Accretion	(136)
Reclassification of nonaccretable difference due to improvement in expected cash flows	78
Other changes, net	72
Balance at December 31, 2019	$371

An analysis of the allowance for loan losses for the three and six months ended June 30, 2020 and 2019, and for the year ended December 31, 2019, follows:

Allowance for Loan Losses

For the three months ended June 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$7,667	$1,170	$1,904	$427	$58	$11,226
Charge-offs	(23)	—	—	—	(64)	(87)
Recoveries	—	—	—	1	4	5
Provision	1,211	86	201	121	131	1,750
Ending Balance	$8,855	$1,256	$2,105	$549	$129	$12,894

Allowance for Loan Losses

For the six months ended June 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	(113)	—	—	(3)	(64)	(180)
Recoveries	—	19	—	2	6	27
Provision	2,569	(38)	38	133	114	2,816
Ending Balance	$8,855	$1,256	$2,105	$549	$129	$12,894

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

For the three months ended June 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$5,812	$1,480	$1,491	$495	$234	$9,512
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	—	—	—	—	—	—
Provision	177	(69)	397	(1)	1	505
Ending Balance	$5,989	$1,411	$1,888	$494	$214	$9,996

Allowance for Loan Losses

For the six months ended June 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	—	—	—	—	(183)	(183)
Recoveries	—	—	—	—	—	—
Provision	441	(63)	603	(24)	63	1,020
Ending Balance	$5,989	$1,411	$1,888	$494	$214	$9,996

Allowance for Loan Losses

For the year ended December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	(20)	—	—	—	(692)	(712)
Recoveries	4	35	—	2	23	64
Provision	867	(234)	782	(103)	408	1,720
Ending Balance	$6,399	$1,275	$2,067	$417	$73	$10,231

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of June 30, 2020 and 2019, and at December 31, 2019, by portfolio segment:

Allowance for Loan Losses

At June 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$252	$—	$114	$—	$366
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,855	1,004	2,105	435	129	12,528
	$8,855	$1,256	$2,105	$549	$129	$12,894

Loans Receivable

At June 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$993	$4,143	$820	$538	$—	$6,494
Purchased credit impaired	3,177	305	—	55	—	3,537
Collectively evaluated for impairment	774,738	275,471	227,821	178,072	18,795	1,474,897
	$778,908	$279,919	$228,641	$178,665	$18,795	$1,484,928

Allowance for Loan Losses

At June 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$26	$343	$—	$29	$—	$398
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	5,963	1,068	1,888	465	214	9,598
	$5,989	$1,411	$1,888	$494	$214	$9,996

Notes to Unaudited Consolidated Financial Statements

(Continued)

Loans Receivable

At June 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,493	$2,905	$—	$169	$—	$8,567
Purchased credit impaired	1,019	461	—	366	—	1,846
Collectively evaluated for impairment	657,739	131,352	218,182	194,363	24,249	1,225,885
	$664,251	$134,718	$218,182	$194,898	$24,249	$1,236,298

Allowance for Loan Losses

At December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$364	$—	$29	$—	$393
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	6,399	911	2,067	388	73	9,838
	$6,399	$1,275	$2,067	$417	$73	$10,231

Loans Receivable

At December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$12,962	$5,208	$820	$1,260	$—	$20,250
Purchased credit impaired	4,043	400	—	367	—	4,810
Collectively evaluated for impairment	730,670	109,495	215,163	181,185	11,290	1,247,803
	$747,675	$115,103	$215,983	$182,812	$11,290	$1,272,863

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at June 30, 2020 and December 31, 2019, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,751	1,752	252	1,752	55
Commercial construction	—	—	—	—	—
Consumer real estate	339	339	48	280	10
Consumer nonresidential	—	—	—	—	—
	$2,090	$2,091	$300	$2,032	$65
June 30, 2020
With no related allowance:
Commercial real estate	$834	$838	$—	$847	$23
Commercial and industrial	2,392	2,392	—	2,784	85
Commercial construction	820	820	—	820	25
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$4,046	$4,050	$—	$4,451	$133

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	169	163	66	163	5
Consumer nonresidential	—	—	—	—	—
	$169	$163	$66	$163	$5
June 30, 2020
With no related allowance:
Commercial real estate	$159	$165	$—	$165	$7
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	30	31	—	31	1
Consumer nonresidential	—	—	—	—	—
	$189	$196	$—	$196	$8

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	2,040	2,040	364	2,081	157
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,040	$2,040	$364	$2,081	$157
December 31, 2019
With no related allowance:
Commercial real estate	$12,792	$12,796	$—	$13,617	$661
Commercial and industrial	3,168	3,323	—	5,387	340
Commercial construction	820	820	—	816	56
Consumer real estate	940	940	—	940	38
Consumer nonresidential	—	—	—	—	—
	$17,720	$17,879	$—	$20,760	$1,095

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	169	163	29	163	10
Consumer nonresidential	—	—	—	—	—
	$169	$163	29	$163	$10
December 31, 2019
With no related allowance:
Commercial real estate	$170	$165	$—	$165	$13
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	151	152	—	155	8
Consumer nonresidential	—	—	—	—	—
	$321	$317	$—	$320	$21

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of June 30, 2020 and December 31, 2019:

As of June 30, 2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$742,788	$270,274	$226,140	$137,313	$18,747	$1,395,262
Special mention	5,659	355	—	1,543	—	7,557
Substandard	276	4,042	820	99	—	5,237
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$748,723	$274,671	$226,960	$138,955	$18,747	$1,408,056

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of June 30, 2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$27,705	$4,873	$1,681	$39,456	$48	$73,763
Special mention	—	—	—	—	—	—
Substandard	2,480	375	—	254	—	3,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$30,185	$5,248	$1,681	$39,710	$48	$76,872

As of December 31, 2019 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$690,082	$102,491	$210,113	$134,913	$11,186	$1,148,785
Special mention	14,772	476	—	1,748	19	17,015
Substandard	4,192	4,731	820	101	—	9,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$709,046	$107,698	$210,933	$136,762	$11,205	$1,175,644

As of December 31, 2019 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$35,284	$7,005	$5,050	$45,365	$85	$92,789
Special mention	3,089	—	—	139	—	3,228
Substandard	256	400	—	546	—	1,202
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,629	$7,405	$5,050	$46,050	$85	$97,219

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2020, the Company had $7.6 million in loans identified as special mention within the originated loan portfolio, a decrease of $9.5 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserves management's close attention. These loans do not have a specific reserve and are considered well-secured. At June 30, 2020, the Company had $5.2 million in loans identified as substandard within the originated loan portfolio, a decrease of $4.6 million from December 31, 2019. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of June 30, 2020, specific reserves on originated and acquired loans totaling $366 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Past due and nonaccrual loans presented by loan class were as follows at June 30, 2020 and December 31, 2019:

As of June 30, 2020 – Originated Loan Portfolio

	30-59 days	60-89 days	90 days or more	Total			90 days past due
(In thousands)	past due	past due	past due	past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$610	$1,197	$1,807	$746,916	$748,723	$1,197	$150
Commercial and industrial	—	—	—	—	274,671	274,671	—	3,184
Commercial construction	—	—	—	—	226,960	226,960	—	820
Consumer real estate	240	465	—	705	138,250	138,955	—	—
Consumer nonresidential	—	75	8	83	18,664	18,747	8	—
Total	$240	$1,150	$1,205	$2,595	$1,405,461	$1,408,056	$1,205	$4,154

As of June 30, 2020 – Acquired Loan Portfolio

	30-59 days	60-89 days	90 days or more	Total			90 days past due
(In thousands)	past due	past due	past due	past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$444	$—	$444	$29,741	$30,185	$—	$2,321
Commercial and industrial	—	—	—	—	5,248	5,248	—	253
Commercial construction	—	—	—	—	1,681	1,681	—	—
Consumer real estate	—	—	235	235	39,475	39,710	235	325
Consumer nonresidential	—	—	—	—	48	48	—	—
Total	$—	$444	$235	$679	$76,193	$76,872	$235	$2,899

As of December 31, 2019 – Originated Loan Portfolio

	30-59 days	60-89 days	90 days or more	Total			90 days past due
(In thousands)	past due	past due	past due	past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$8,443	$—	$498	$8,941	$700,105	$709,046	$753	$3,903
Commercial and industrial	1,184	—	48	1,232	106,466	107,698	48	3,822
Commercial construction	2,000	—	—	2,000	208,933	210,933	—	820
Consumer real estate	396	153	356	905	135,857	136,762	101	—
Consumer nonresidential	77	56	12	145	11,060	11,205	12	—
Total	$12,100	$209	$914	$13,223	$1,162,421	$1,175,644	$914	$8,545

As of December 31, 2019 – Acquired Loan Portfolio

	30-59 days	60-89 days	90 days or more	Total			90 days past due
(In thousands)	past due	past due	past due	past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$38,629	$38,629	$—	$256
Commercial and industrial	—	—	—	—	7,405	7,405	—	272
Commercial construction	—	—	—	—	5,050	5,050	—	—
Consumer real estate	1,138	241	118	1,497	44,553	46,050	118	620
Consumer nonresidential	—	—	—	—	85	85	—	—
Total	$1,138	$241	$118	$1,497	$95,722	$97,219	$118	$1,148

As of June 30, 2020, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were $177 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2019.

Notes to Unaudited Consolidated Financial Statements

(Continued)

There were overdrafts of $407 thousand and $181 thousand at June 30, 2020 and December 31, 2019, respectively, which have been reclassified from deposits to loans. At June 30, 2020 and December 31, 2019, loans with a carrying value of $143.7 million and $154.0 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the six months ended June 30, 2020 and 2019.

The following table presents loans designated as TDRs during the six months ended June 30, 2020 and 2019, respectively:

For the six months ended June 30, 2020

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial real estate	1	$99	$99
Total	1	$99	$99

For the six months ended June 30, 2019

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

As of June 30, 2020, and December 31, 2019, the Company has a recorded investment in TDRs of $99 thousand and $3.9 million, respectively.

The concession made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.Derivative Financial Instruments

The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2020 and December 31, 2019. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level

Notes to Unaudited Consolidated Financial Statements

(Continued)

2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of June 30, 2020, the Company entered into 21 interest rate swap agreements which are collateralized with $15.8 million in cash.  There were 17 interest rate swap agreements outstanding as of December 31, 2019 which were collateralized with $6.1 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Notional Amount	Fair Value

Interest Rate Swap Agreements	(In thousands)
Receive Fixed/Pay Variable Swaps	$158,010	$15,755
Pay Fixed/Receive Variable Swaps	158,010	(15,755)

	December 31, 2019
	Notional Amount	Fair Value

Interest Rate Swap Agreements	(In thousands)
Receive Fixed/Pay Variable Swaps	$94,755	$(6,001)
Pay Fixed/Receive Variable Swaps	94,755	6,001

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

At June 30, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) is as follows:

(Dollars in thousands)
Notional amount	$60,000
Weighted average pay rate	0.87%
Weighted average receive rate	0.30%
Weighted average maturity in years	2.6 years
Unrealized loss relating to interest rate swaps	$(893)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At June 30, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 5.Financial Instruments with Off-Balance Sheet Risk

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

At June 30, 2020 and December 31, 2019, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	June 30, 2020	December 31, 2019
Commitments to grant loans	$33,900	$27,260
Unused commitments to fund loans and lines of credit	193,531	244,367
Commercial and standby letters of credit	8,208	9,002

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $20.8 million and $10.6 million at June 30, 2020 and December 31, 2019, respectively.

Note 6.Stock-Based Compensation Plan

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At June 30, 2020, 165,211 shares were available to grant under the Plan.

No options were granted during the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020,there were 0 and 2,737, respectively, shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and six months ended June 30, 2019.

A summary of option activity under the Plan as of June 30, 2020, and changes during the six months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2020	1,797,516	$8.09	4.10
Granted	—	—
Exercised	(47,268)	6.46
Forfeited or expired	(3,139)	10.62
Outstanding and Exercisable at June 30, 2020	1,747,109	$8.13	3.65	$3,936,397

(1)  The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on changes in the market value of the Company’s common stock.

The compensation cost that has been charged to income for the Plan was $170 thousand and $107 thousand for the three months ended June 30, 2020 and 2019, respectively. Total compensation cost for the six months ended June 30, 2020 and 2019 was $376 thousand and $272 thousand, respectively. As of June 30, 2020, all outstanding shares of the stock option plan are fully vested and amortized. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $6 thousand and $0 for the three months June 30, 2020 and 2019, respectively. Tax benefits recognized for nonqualified stock options during the six months ended June 30, 2020 and 2019 totaled $82 thousand and $108 thousand, respectively. There were no restricted stock units granted during the six months ended June 30, 2020. 1,000 restricted stock units were granted during the six months ended June 30, 2019.

A summary of the Company’s restricted stock unit grant activity as of June 30, 2020 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	109,718	$18.70
Granted	—	—
Vested	(375)	17.21
Forfeited	(1,740)	18.70
Balance at June 30, 2020	107,603	$18.70

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of June 30, 2020, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 31 months.

Note 7.Fair Value Measurements

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		June 30, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	June 30,	Assets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$3,012	$—	$3,012	$—
Securities of state and local municipalities tax exempt	3,761	—	3,761	—
Securities of state and local municipalities taxable	894	—	894	—
Corporate bonds	9,685	—	9,685	—
SBA pass-through securities	150	—	150	—
Mortgage-backed securities	78,009	—	78,009	—
Collateralized mortgage obligations	26,307	—	26,307	—
Total Available-for-Sale Securities	$121,818	$—	$121,818	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans:  Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the present value of future cash flows,observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Loans Held for Sale: During the current quarter, the Company reclassified its consumer unsecured loans held for sale portfolio to held for investment at the lower of cost or market as the market for these types of loans receded due to current economic conditions. The portfolio totaled $8.8 million at June 30, 2020, compared to $11.2 million at December 31, 2019. For the six months ended June 30, 2020, the Company recorded a loss on the market value adjustment totaling $451 thousand. The measurement of loss associated with the loans held for sale was based on the observable market price of the loan portfolio. Any fair value adjustments were recorded in the period incurred as losses on loans held for sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	June 30,	Assets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,893	$—	$—	$1,893
Loans held for sale	$—	$—	$—	$—
Other real estate owned	$3,866	$—	$—	$3,866

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(In thousands)	December 31,	Assets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,816	$—	$—	$1,816
Loans held for sale	$11,198	$—	$11,198	$—
Other real estate owned	$3,866	$—	$—	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2020 and December 31, 2019:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,893	Discounted value	Marketability/Selling costs	0% - 8% (8%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$1,816	Discounted appraised value	Marketability/Selling costs	5% - 8% (7.84%)
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019. Fair values for June 30, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of June 30, 2020, using
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,613	$25,613	$—	$—
Interest-bearing deposits at other institutions	64,989	64,989	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	121,818	—	121,818	—
Restricted stock	6,608	—	6,608	—
Loans held for sale	—	—	—	—
Loans, net	1,465,226	—	—	1,444,258
Bank owned life insurance	37,633	—	37,633	—
Accrued interest receivable	7,186	—	7,186	—
Financial liabilities:
Checking, savings and money market accounts	$1,118,408	$—	$1,118,408	$—
Time deposits	400,628	—	404,130	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	24,527	—	24,291	—
Accrued interest payable	524	—	524	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of December 31, 2019, using
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,916	$14,916	$—	$—
Interest-bearing deposits at other institutions	18,226	18,226	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	141,325	—	141,325	—
Restricted stock	6,017	—	6,017	—
Loans held for sale	11,198	—	11,198	—
Loans, net	1,260,295	—	—	1,254,685
Bank owned life insurance	37,069	—	37,069	—
Accrued interest receivable	4,094	—	4,094	—
Financial liabilities:
Checking, savings and money market accounts	$863,383	$—	$863,383	$—
Time deposits	422,339	—	424,398	—
Federal funds purchased	10,000	—	10,000	—
FHLB advances	15,000	—	15,000	—
Subordinated notes	24,487	—	24,564	—
Accrued interest payable	605	—	605	—

Note 8.Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company.Holders of the Company's restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares - diluted includes only the potential dilution of stock options as of June 30, 2020 and 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were 321,560 shares excluded from the calculation for the period ended June 30, 2020, as they were anti-dilutive. There were no anti-dilutive shares for the period ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$2,880	$4,085	$6,613	$8,011
Weighted average number of shares	13,455	13,803	13,603	13,763
Effect of dilutive securities, restricted stock units and options	469	1,014	657	1,036
Weighted average diluted shares	13,924	14,817	14,260	14,799
Basic EPS	$0.21	$0.30	$0.49	$0.58
Diluted EPS	$0.21	$0.28	$0.46	$0.54

Note 9.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2020 and 2019 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended June 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,968	$(531)	$2,437
Net unrealized gains (losses) during the period	32	(174)	(142)
Net reclassification adjustment for gains realized in income	—	—	—
Other comprehensive income (loss), net of tax	32	(174)	(142)
Balance, end of period	$3,000	$(705)	$2,295

(In thousands)
Six Months Ended June 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,324	(642)	1,682
Net reclassification adjustment for gains realized in income	(77)	—	(77)
Other comprehensive income (loss), net of tax	2,247	(642)	1,605
Balance, end of period	$3,000	$(705)	$2,295

(In thousands)	Three Months June 30,	Six Months June 30,
Available-for-Sale Securities	2019	2019
Balance, beginning of period	$(1,031)	$(2,411)
Net unrealized gains (losses) during the period	1,382	2,762
Other comprehensive income (loss), net of tax	1,382	2,762
Balance, end of period	$351	$351

The following table presents information related to reclassifications from accumulated other comprehensive income:

Notes to Unaudited Consolidated Financial Statements

(Continued)

	Amount Reclassified from AOCI		Amount Reclassified from AOCI		Affected Line Item
	into Income		into Income		in the Consolidated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statements of
Details about AOCI	2020	2019	2020	2019	Income
Gains on sale of available-for-sale securities	$—	$—	$97	$—	Gain on sale of securities available-for-sale
Income tax expense	—	—	(20)	—	Income tax expense
Total	$—	$—	$77	$—	Net of tax

Note 10.Subordinated Notes

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

Note 11.Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 ''Revenue from Contracts with Customers'' (Topic 606) and all subsequent ASUs that modified Topic 606.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$223	$229	$463	$411
Fees, Exchange, and Other Service Charges	76	123	159	198
Other income	23	11	31	25
Noninterest Income (in-scope of Topic 606)	322	363	653	634
Noninterest Income (out-scope of Topic 606)	365	176	728	643
Total Noninterest Income	$687	$539	$1,381	$1,277

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and 2019, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract

Notes to Unaudited Consolidated Financial Statements

(Continued)

acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the six months ended June 30, 2020 or 2019.

Note 12.Supplemental Cash Flow Information

Below is additional information regarding the Company's cash flows for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,375	$8,817
Income taxes	455	939
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale	2,845	3,496
Unrealized loss on interest rate swaps	(813)	—
Transfer of loans held for sale to loans, net	9,641	—
Initial right of use asset - operating leases	—	12,249
Initial lease liability - operating leases	—	12,656
Right-of-use assets obtained in the exchange for lease
liabilities during the current period	59	—
Derecognition of right-of-use assets and lease liability	458	—

Note 13.Leases

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

the lease liability.  None of the Company’s leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about leases:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Right-of-Use-Asset	$11,724	$13,279
Lease Liability	$12,704	$13,686
Weighted Average Remaining Lease Term (Years)	10.17	11.1
Weighted Average discount rate	3.22%	3.32%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating Lease Expense	$428	$445	$862	$915

Cash paid for amounts included in lease liabilities	$401	$405	$805	$843
Impairment loss on right-of-use asset	508	—	508	—
Derecognition of right-of-use asset and lease liabilities	458	—	458	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	59	—

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)	June 30, 2020
Six months ending December 31, 2020	$776
Twelve months ending December 31, 2021	1,559
Twelve months ending December 31, 2022	1,599
Twelve months ending December 31, 2023	1,596
Twelve months ending December 31, 2024	1,566
Twelve months ending December 31, 2025	1,441
Thereafter	6,462
Total	$14,999
Less: discount	(2,295)
$12,704

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2020 and December 31, 2019 and the results of our operations for the three and six months ended June 30, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	changes in the assumptions underlying the establishment of reserves for possible loan losses;
●	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	declines in the Company’s common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues (including the recent coronavirus outbreak and the associated efforts to limit the spread of the disease), and other catastrophic events;

●	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
●	changes in consumer spending and savings habits;
●	technological and social media changes;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the Federal Reserve), inflation, interest rate, market and monetary fluctuations;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	the impact of changes in laws, regulations and policies affecting the real estate industry;
●	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
●	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of users to substitute competitors’ products and services for our products and services;
●	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	changes in the level of our nonperforming assets and charge-offs;
●	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
●	potential exposure to fraud, negligence, computer theft and cyber-crime.

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

Critical Accounting Policies

General

The accounting principles we apply under U.S. generally accepted accounting principles (GAAP) are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

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

The allowance for loan losses is based first on a segmentation of the loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on loan segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, we categorize loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer real estate, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining the allowance for loan losses. Since the Bank’s inception in 2007, we have experienced minimal loss history within our loan portfolio. Because of this, our allowance model uses the average loss rates of similar institutions (our custom peer group) as a baseline which is then adjusted based on our particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At June 30, 2020, we had a specific reserve for impairment of one acquired loan within our allowance for loan losses totaling $66 thousand that had further deteriorated post acquisition.

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

Financial Overview

During the second quarter of 2020, we continued to expand our market area through organic growth, capitalizing on market disruption as a result of recent merger activity. In addition, as a result of our participation in the U.S. Small Business Administration's (SBA) Paycheck Protection Program (PPP), we were able to assist over 225 new customers, which represent future loan and deposit growth opportunies.

●	Total assets increased to $1.78 billion compared to $1.54 billion at December 31, 2019, an increase of $243.9 million, or 15.9%. The increase in total assets is primarily attributable to our PPP loan originations, net of fees, totaling $169.4 million during the second quarter of 2020.
●	Total loans, net of deferred fees and costs, increased $207.6 million, or 16.3%, from December 31, 2019 to June 30, 2020. Nonperforming loans, including loans past due 90 days or more and still accruing, as a percentage of total assets were 0.48% at June 30, 2020, compared to 0.70% at December 31, 2019. Nonperforming assets, which includes nonperforming loans and other real estate owned, as a percentage of total assets were 0.69% and 0.95%, at June 30, 2020 and December 31, 2019, respectively.
●	Total deposits increased $233.3 million, or 18.2%, from December 31, 2019 to June 30, 2020, the increase attributable to a combination of deposits from remaining PPP funds and new customer relationships as well as growth in existing customer accounts.
●	Net income was $2.9 million for the three months ended June 30, 2020 compared to $4.1 million for the same period of 2019. Net income for the three months ended June 30, 2020 was impacted by increased provision for loan losses of $1.8 million and one-time branch closure costs of $676 thousand. For the six months ended June 30, 2020 and 2019, net income was $6.6 million and $8.0 million, respectively. Year-to-date 2020 net income was impacted by increased provision for loan losses of $2.8 million and the one-time closure costs of $676 thousand.

COVID-19 Pandemic Discussion Matters

Employee Matters

As a result of the COVID-19 pandemic stay at home orders to reduce the spread of the disease, the majority of our workforce transitioned to remote access operations towards the end of March 2020. Our information technology infrastructure has afforded our employees the ability to work predominantly remotely with little interruption as we continue to service the needs of our clients in a customer secure environment. As government imposed stay at home orders have relaxed during the second quarter, more than half of our emplyees have returned to our offices, under social distancing guidelines requiring employees to maintain safe distances and with more frequent cleaning of our facilities and other practices encouraging a safe work environment. Management remains connected to employees through biweekly company-wide conference calls and regular notifications and updates through both email and the Company’s intranet as warranted.

Branch Hours

Branch hours and availability, which were modified in consideration of the safety of our employees and clients, were reinstated during the second quarter of 2020. All of our locations, with the exception of two, have been opened with advanced safety measures and are available during our normal business hours.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act )

The CARES Act, which was enacted March 27, 2020, included several provisions designed to provide relief to individuals and businesses as well as the banking system. Among the more significant components of this legislation was the creation of  the SBA’s PPP-covered loans program, which was further expanded by the U.S. Congress during the second quarter of 2020.  Loans made under the PPP are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. government. PPP loans afford borrowers forgiveness up to the principal amount of the PPP covered loan if the proceeds are used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. The SBA will reimburse banks that participate in this program for any amount of a PPP covered loan that is forgiven.

We are actively participating in originating PPP loans, and began processing applications at the inception of the program. As of June 30, 2020, we have originated 755 applications for approximately $169.4 million, net of deferred fees.  We continue to participate in the PPP.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  During the first and second quarter of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of July 31, 2020, loans modified reduced to 165 loans for a total outstanding principal balance of $226.7 million, or 15.3% of the total loan portfolio.  For those commercial real estate loans with approved payment deferrals, these loans are collateralized and well secured.  The table below shows the number of loans modified and not modified and their respective outstanding loan balances by asset class, excluding PPP loans.

COVID Payment Deferrals By Asset Class
	Number of	Total Loans Modified	Number of Loans Not	Total Loans Not Modified
Asset Class	Loans	($ in thousands)	Modified	($ in thousands)*
Commercial Real Estate – Retail	31	$88,109	80	$114,874
Commercial Real Estate - Mixed Use	21	47,730	31	38,309
Specialty Use-Hotel/Lodging/Motel	6	45,945	5	12,044
Commercial Real Estate - Office	14	35,654	100	80,393
Multi-Family First Lien	11	32,541	69	75,019
Commercial Real Estate - Industrial	10	22,338	53	73,998
Commercial Real Estate - Special Use/Church	6	12,026	19	34,705
Special Purpose	10	11,718	13	18,341
Other Loan Categories	168	64,116	2,148	497,973

At June 30, 2020	277	$360,177	2,518	$945,656
At July 31, 2020	165	$226,683

*Excluding PPP loans.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $212.4 million at June 30, 2020, or 11.9% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank of Richmond (FRB).  Additional borrowing capacity at the FHLB at June 30, 2020 was approximately $120.9 million. Borrowing capacity with the FRB was approximately $51.4 million at June 30, 2020. In addition, we have investment securities of $121.8 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $234.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

In addition to the funding sources noted above, the Federal Reserve has established a PPP Liquidity Facility (PPPLF), authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral under the CARES Act.  Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies.  In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios.  The interest rate on this facility is fixed at 0.35% for the term of the facility.

Share Repurchases

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases. For the six months ended June 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.  We continue to monitor this area and may enter the markets from time to time as determined appropriate.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which our customers operate and could impair their ability to fulfill their financial obligations to us.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas we operate. While there has been no material impact to our employees to date, COVID-19 could also potentially create widespread business continuity issues for us.

Th U.S. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on our operations, we are aware of the following matters that are potentially material to us and our operations.

Financial Condition and Results of Operations

Our interest income could be reduced due to COVID-19.  Consistent with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Our fee income could be reduced due to COVID-19.  Consistent with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Capital and Liquidity

While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our regulatory capital ratios could be adversely impacted by future credit losses.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt when necessary.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset Valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the valuation of assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and could result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and could result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, Controls and Business Continuity Plan

We have invoked our Board approved Pandemic Preparedness Plan that includes a remote working strategy. We do not anticipate incurring additional material cost related to our continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  We do not currently face any material resource constraint through the implementation of our business continuity plans.

Lending Operations and Accommodations to Borrowers

Consistent with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we are executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  During the first and second quarter of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of July 31, 2020, loans modified have reduced to 165 loans for a total outstanding principal balance of $226.7 million, or 15.3% of the total loan portfolio.  As of July 31, 2020, customers requesting a second 90-day deferral had a total outstanding principal balance of $28.2 million, representing 15 loans. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program.  The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, we have closed or approved with the SBA 755 PPP loans representing $169.4 million in funding, net of deferred fees. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

Credit

We are working with customers directly affected by COVID-19.  We are prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional provision for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Results of Operations— Three and Six Months Ended June 30, 2020 and 2019

Overview

We recorded net income of $2.9 million, or $0.21 per diluted common share, for the three months ended June 30, 2020, compared to net income of $4.1 million, or $0.28 per diluted common share, for the three months ended June 30, 2019. Net income for the three months ended June 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses.  Net interest income increased $324 thousand to $12.7 million for the three months ended June 30, 2020, compared to $12.4 million for the three months ended June 30, 2020, primarily a result of a decrease in deposit interest expense of $1.1 million during the second quarter of 2020. Provision for loan losses was $1.8 million for the three months ended June 30, 2020, compared to $505 thousand for the same period of 2019. Noninterest income increased $148 thousand to $687 thousand for the three months ended June 30, 2020 as compared to $539 thousand for 2019. Noninterest expense was $8.0 million for the three months ended June 30, 2020 compared to $7.3 million for the same three month period of 2019.

The annualized return on average assets for the three months ended June 30, 2020 and 2019 was 0.67% and 1.13%, respectively. The annualized return on average equity for the three months ended June 30, 2020 and 2019 was 6.41% and 9.78%, respectively.

For the six months ended June 30, 2020, we recorded net income of $6.6 million, or $0.46 per diluted common share, compared to net income of $8.0 million, or $0.54 per diluted common share, for the six months ended June 30, 2019. Net income for the six months ended June 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses.  Net interest income increased $771 thousand to $24.9 million for the six months ended June 30, 2020, compared to $24.1 million for the six months ended June 30, 2019, a result of an increase in interest-earning assets through organic growth and a decrease in deposit interest expense year-over-year. Provision for loan losses was $2.8 million for the six months ended June 30, 2020, compared to $1.0 million for the same period of 2019. Noninterest income increased $104 thousand to $1.4 million for the six months ended June 30, 2020 as compared to $1.3 million for 2019. Noninterest expense was $15.2 million for the six months ended June 30, 2020 compared to $14.2 million for the same six month period of 2019.

The annualized return on average assets for the six months ended June 30, 2020 and 2019 was 0.81% and 1.14%, respectively. The annualized return on average equity for the six months ended June 30, 2020 and 2019 was 7.35% and 9.76%, respectively.

We believe the reporting of non-generally accepted accounting principles (non-GAAP) earnings to exclude branch closing impairment charges and merger and acquisition expenses are more reflective of our operating performance (Operating Earnings).  Operating Earnings for the three months ended June 30, 2020 were $3.4 million, or $0.25 diluted earnings per share, compared to $4.1 million, or $0.28 diluted earnings per share, for the three months ended June 30, 2019.  Operating Earnings for the six months ended June 30, 2020 were $7.1 million, or $0.50 diluted earnings per share, compared to $8.1 million, or $0.55 diluted earnings per share, for the six months ended June 30, 2019.  As mentioned previously, both the three and six month periods ended June 30, 2020 have been impacted by elevated provision for loan losses expense.  A reconciliation of Operating Earnings is shown below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (as reported)	$2,880	$4,085	$6,613	$8,011
Add: impairment on branch closures	676	—	676	—
Add: merger and acquisition expense	—	16	—	83
Subtract: provision for income taxes associated with non-GAAP adjustments
	(142)	(4)	(142)	(19)
Net income, excluding above charges, net of tax (non-GAAP)	$3,414	$4,097	$7,147	$8,075

Earnings per share - basic (excluding above charges, net of tax)	$0.25	$0.30	$0.53	$0.59

Earnings per share - diluted (excluding above charges, net of tax)	$0.25	$0.28	$0.50	$0.55

Return on average assets (non-GAAP net income)	0.79%	1.13%	0.87%	1.15%
Return on average equity (non-GAAP net income)	7.60%	9.81%	7.94%	9.84%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	2020			2019
	Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$770,326	$8,355	4.34%	$645,273	$7,828	4.85%
Commercial and industrial	103,226	1,287	4.99%	135,335	2,054	6.07%
Paycheck protection program	121,843	801	2.63%	—	—	0.00%
Commercial construction	222,685	2,588	4.65%	198,927	2,838	5.71%
Consumer real estate	177,783	2,023	4.55%	201,580	2,583	5.13%
Consumer nonresidential	19,520	360	7.37%	26,818	516	7.70%
Total loans (1)	1,415,383	15,414	4.36%	1,207,933	15,819	5.24%

Investment securities (2)	122,336	760	2.48%	138,814	905	2.61%
Restricted stock	6,461	92	5.69%	5,242	79	6.02%
Deposits at other financial institutions and federal funds sold	70,945	21	0.12%	32,527	193	2.39%

Total interest-earning assets and interest income	1,615,125	16,287	4.03%	1,384,516	16,996	4.91%

Noninterest-earning assets:
Cash and due from banks	19,645			7,597
Premises and equipment, net	2,050			2,152
Accrued interest and other assets	96,362			60,016
Allowance for loan losses	(11,570)			(9,693)
Total assets	$1,721,612			$1,444,588

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$341,081	$597	0.70%	$301,132	$961	1.28%
Savings and money markets	263,588	435	0.66%	275,129	1,054	1.54%
Time deposits	321,775	1,724	2.15%	299,551	1,623	2.17%
Wholesale deposits	132,072	369	1.13%	88,064	554	2.52%
Total interest - bearing deposits	1,058,516	3,125	1.19%	963,876	4,192	1.74%

Other borrowed funds	49,514	461	3.74%	29,188	427	5.86%

Total interest-bearing liabilities and interest expense	1,108,030	3,586	1.30%	993,064	4,619	1.87%

Noninterest-bearing liabilities:
Demand deposits	401,318			264,719
Other liabilities	32,585			19,776
Common stockholders' equity	179,679			167,029
Total liabilities and stockholders' equity	$1,721,612			$1,444,588

Net interest income and net interest margin		$12,701	3.16%		$12,377	3.59%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $801 thousand and $181 thousand for the three months ended June 30, 2020 and 2019, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2020.

Rate and Volume Analysis

For the Three Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	2020 Compared to 2019
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,517	$(990)	$527
Commercial and industrial	(487)	(280)	(767)
Paycheck protection program	—	801	801
Commercial construction	339	(589)	(250)
Consumer real estate	(305)	(255)	(560)
Consumer nonresidential	(140)	(16)	(156)
Total loans (1)	924	(1,329)	(405)

Investment securities (2)	(107)	(38)	(145)
Restricted stock	18	(5)	13
Deposits at other financial institutions and federal funds sold	230	(402)	(172)

Total interest income	1,065	(1,774)	(709)

Interest expense:

Interest - bearing deposits:
Interest checking	121	(485)	(364)
Savings and money markets	(45)	(574)	(619)
Time deposits	120	(19)	101
Wholesale deposits	271	(456)	(185)
Total interest - bearing deposits	467	(1,534)	(1,067)

Other borrowed funds	295	(261)	34
Total interest expense	762	(1,795)	(1,033)

Net interest income	$303	$21	$324
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.

(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

Net interest income for the three months ended June 30, 2020 was $12.7 million, compared to $12.4 million for the three months ended June 30, 2020, an increase of $324 thousand, or 2.6%. The increase in net interest income was primarily a result of a decrease in the cost of deposits during 2020 totaling $1.1 million offset by the decrease in yields on interest-earning assets compared to 2019. The yield on interest-earning assets decreased 88 basis points to 4.03% for the three months ended June 30, 2020, compared to 4.91% for the same period of 2019. The cost of interest-bearing liabilities decreased 57 basis points to 1.30% for the three months ended June 30, 2020, compared to 1.87% for the same period of 2019, reflecting our efforts to decrease rates on interest-bearing deposits in light of the current rate environment.  During March 2020, in response to market conditions as the economy was impacted by COVID-19, the Federal Open Market Committee of the Federal Reserve reduced its targeted fed funds rate an unprecedented 150 basis points.  We responded by quickly reducing deposit rates substantially to offset the repricing of rates within our variable rate loan portfolio.  We continue to review interest rates on deposits and other borrowed funds and reduce rates where possible.

Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2020 and 2019 was 3.16% and 3.59%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2020 as compared to 2019, a result of the decreasing rate environment which began during June 2019.  In addition, PPP loans, which earn an interest rate of 1% plus net deferred fees, reduced net interest margin by 4 basis points during the three months ended June 30, 2020 along with excess liquidity, which reduced net interest margin 11 basis points for that same period.  Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP Financial Measurements:
Interest income:
Loans	$15,414	$15,819	$31,299	$30,686
Deposits at other financial institutions and federal funds sold	21	193	102	315
Investment securities available-for-sale	753	886	1,627	1,777
Investment securities held-to-maturity	1	13	3	26
Restricted stock	92	79	181	146
Total interest income	16,281	16,990	33,212	32,950
Interest expense:
Interest-bearing deposits	3,125	4,192	7,301	7,932
Other borrowed funds	461	427	1,005	883
Total interest expense	3,586	4,619	8,306	8,815
Net interest income	$12,695	$12,371	$24,906	$24,135
Non-GAAP Financial Measurements:
Add: Tax benefit on tax-exempt interest income - securities	6	6	12	14
Total tax benefit on tax-exempt interest income	$6	$6	$12	$14
Tax equivalent net interest income	$12,701	$12,377	$24,918	$24,149

Average interest-earning assets increased by 16.7% to $1.62 billion for the three months ended June 30, 2020 compared to $1.38 billion for the three months ended June 30, 2019.  Total interest income on a tax equivalent basis decreased $709 thousand, to $16.3 million for the three months ended June 30, 2020, compared to $17.0 million for the three months ended June 30, 2019, primarily as a result of the current low interest rate environment. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $207.5 million, of which $121.8 million of this increase was related to PPP loan originations, which yielded 2.63% for the three months ended June 30, 2020.  Interest income on total loans decreased $405 thousand to $15.4 million for the three months ended June 30, 2020 compared to $15.8 million for the same period of 2019, which decreased primarily as a result of the decreases in variable rates within the loan portfolio, which decreased interest income $1.3 million, offset by increased interest related to loan volume of $924 thousand. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $94.6 million to $1.06 billion for the three months ended June 30, 2020 compared to $963.9 million for the three months ended June 30, 2019. Average noninterest-bearing deposits increased $136.6 million to $401.3 million for the three months ended June 30, 2020 compared to $264.8 million for the same period in 2019. The increase in total deposits, and specifically noninterest-bearing deposits, reflects a combination of deposits from remaining PPP fundings and new customer relationships as well as growth in existing customer accounts.  The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $39.9 million compared to 2019. Average wholesale deposits increased $44.0 million to $132.1 million for the second quarter of 2020 compared to $88.1 million for the second quarter of 2019. Wholesale deposits increased during the second quarter of 2020 compared to the same period of 2019, as this was a cheaper source of funding for the Bank during 2020, prior to the deposit rate cuts we completed during March and April of 2020.  The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 212 basis points to 3.74% for the three months ended June 30, 2020, from 5.86% for the same period in 2019.  The decrease in the cost of other borrowed funds was a result of FHLB advances recorded during 2020 with an average cost of 1.12%.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2020 and 2019.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$763,658	$17,382	4.55%	$626,032	$14,992	4.79%
Commercial and industrial	106,705	2,858	5.36%	135,070	4,289	6.35%
Paycheck protection program	60,921	801	2.63%	—	—	0.00%
Commercial construction	221,395	5,389	4.87%	179,014	5,113	5.71%
Consumer real estate	180,897	4,145	4.58%	204,091	5,188	5.08%
Consumer nonresidential	13,445	488	7.26%	28,927	1,105	7.64%
Total loans (1)	1,347,021	31,063	4.61%	1,173,134	30,687	5.23%

Investment securities (2)	129,932	1,642	2.53%	138,880	1,816	2.62%
Restricted stock	6,228	181	5.81%	5,202	146	5.63%
Loans held for sale, at fair value	6,899	236	6.84%	—	—	0.00%
Deposits at other financial institutions and federal funds sold	46,579	102	0.44%	28,894	315	2.20%

Total interest-earning assets and interest income	1,536,659	33,224	4.32%	1,346,110	32,964	4.90%

Noninterest-earning assets:
Cash and due from banks	16,537			6,707
Premises and equipment, net	1,996			2,223
Accrued interest and other assets	92,018			54,284
Allowance for loan losses	(10,926)			(9,375)
Total assets	$1,636,284			$1,399,949

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$307,528	$1,478	0.97%	$298,585	$1,899	1.28%
Savings and money markets	245,542	1,070	0.88%	255,636	1,917	1.51%
Time deposits	337,792	3,804	2.27%	303,643	3,109	2.07%
Wholesale deposits	126,560	949	1.52%	81,459	1,007	2.49%
Total interest - bearing deposits	1,017,422	7,301	1.45%	939,323	7,932	1.70%

Other borrowed funds	56,575	1,005	3.57%	31,439	883	5.66%

Total interest-bearing liabilities and interest expense	1,073,997	8,306	1.56%	970,762	8,815	1.83%

Noninterest-bearing liabilities:
Demand deposits	352,841			249,518
Other liabilities	29,529			15,498
Common stockholders' equity	179,917			164,171
Total liabilities and stockholders' equity	$1,636,284			$1,399,949

Net interest income and net interest margin		$24,918	3.26%		$24,149	3.62%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $393 thousand for the six months ended June 30, 2020 and 2019, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2019.

Rate and Volume Analysis

For the Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	2020 Compared to 2019
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$3,296	$(906)	$2,390
Commercial and industrial	(901)	(530)	(1,431)
Paycheck protection program	—	801	801
Commercial construction	1,210	(934)	276
Consumer real estate	(590)	(453)	(1,043)
Consumer nonresidential	(591)	(26)	(617)
Total loans (1)	2,424	(2,048)	376

Investment securities (2)	(117)	(57)	(174)
Restricted stock	29	6	35
Loans held for sale, at fair value	—	236	236
Deposits at other financial institutions and federal funds sold	195	(408)	(213)

Total interest income	2,531	(2,271)	260

Interest expense:

Interest - bearing deposits:
Interest checking	54	(475)	(421)
Savings and money markets	(80)	(767)	(847)
Time deposits	352	343	695
Wholesale deposits	554	(612)	(58)
Total interest - bearing deposits	880	(1,511)	(631)

Other borrowed funds	708	(586)	122
Total interest expense	1,588	(2,097)	(509)

Net interest income	$943	$(174)	$769
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

Net interest income for the six months ended June 30, 2020 was $24.9 million, compared to $24.1 million for the six months ended June 30, 2019, an increase of $771 thousand, or 3.2%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2020 compared to 2019, despite the decreasing rate environment. The yield on interest-earning assets decreased 58 basis points to 4.32% for the six months ended June 30, 2020, compared to 4.90% for the same period of 2019. Offsetting this decrease in yield was a 27 basis point decrease in the cost of interest-bearing liabilities, primarily reflecting our efforts to decrease rates on interest-bearing deposits as a result of the decreased rate environment from a year ago.

Average interest-earning assets increased by 14.2% to $1.54 billion for the six months ended June 30, 2020 compared to $1.35 billion for the six months ended June 30, 2019, which resulted in an increase in total interest income on a tax equivalent basis of $262 thousand, to $33.2 million for the six months ended June 30, 2020, compared to $33.0 million for the six months ended June 30, 2019. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $173.9 million, of which $60.9 million of this increase was related to PPP loan originations, which yielded 2.63% for the six months ended June 30, 2020.  Interest income for the six months ended June 30, 2020 was impacted by a decrease in yields earned on the loan portfolio which decreased interest income $2.0 million, offset by an increase in interest as a result of loan volumes totaling $2.4 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $78.1 million to $1.02 billion for the six months ended June 30, 2020 compared to $939.3 million for the six months ended June 30, 2019. Average noninterest-bearing deposits increased $103.3 million to $352.8 million for the six months ended June 30, 2020 compared to $249.5 million for the same period in 2019. The largest increase in average interest-bearing customer deposit balances was in our time deposits, which increased $34.1 million compared to 2019. Average wholesale deposits increased $45.1 million to $126.6 million for the six months ended June 30, 2020 compared to $81.5 million for the six months ended June 30, 2019. Wholesale deposits increased year-to-date 2020 compared to the same period of 2019, as this was a cheaper source of funding for the Bank during 2020, prior to the deposit rate cuts we completed during March and April of 2020. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 209 basis points to 3.57% for the six months ended June 30, 2020, from 5.66% for the same period in 2019, a result of decreased funding costs during 2020.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. We are not required to implement the provisions of the current expected credit losses accounting standard until January 1, 2023, and we are continuing to account for the allowance for loans losses under the incurred loss model.

We recorded a provision for loan losses of $1.8 million for the three months ended June 30, 2020 compared to a provision for loan losses of $505 thousand for the same period of 2019. For the six months ended June 30, 2020 and 2019, we recorded provision for loan losses totaling $2.8 million and $1.0 million, respectively. The increases in the three and six months ended June 30, 2020 provision for loan losses compared to 2019, primarily reflects changes in certain qualitative factors as a result of the local economic conditions resulting from the ongoing COVID-19 pandemic, in addition to a slight increase in loan origination volume during the second quarter of 2020. In addition, we evaluated our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic and for those loans that are currently deferring payments. Industry subgroups such as retail, hotels, churches and other commercial real etate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves decreased $27 thousand for the six months ended June 30, 2020, a result of the liquidation analysis completed for impaired loans during the second quarter of 2020. See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at June 30, 2020 was $12.9 million compared to $10.2 million at December 31, 2019. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for June 30, 2020 was 0.87% compared to 0.81% at December 31, 2019. PPP loans are guaranteed by the U.S. government, and therefore no reserves are recorded for PPP loans. The allowance for loan losses to total loans on the Company’s originated loan portfolio, excluding PPP loans and excluding acquired loans, was 1.05% at June 30, 2020.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended June 30, 2020 and 2019 was $687 thousand and $539 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $405 thousand for the three months ended June 30, 2020, a decrease of $24 thousand, as compared to the same quarter of 2019, a result of a decrease in service charges on deposit accounts and other fee income.  Income from BOLI increased 156.4% to $282 thousand for the second quarter of 2020, compared to $110 thousand for the same period of 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million.

Noninterest income for the six months ended June 30, 2020 and 2019 was $1.4 million and $1.3 million, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $1.2 million for the six months ended June 30, 2020, an increase of $108 thousand, as compared to the same period of 2019, a result of an increase in service charges on deposit accounts and other fee income.  Income from BOLI increased 162.8% to $565 thousand for the year-to-date period of 2020, compared to $215 thousand for the same period of 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million.  In addition, noninterest income for the six months ended June 30, 2020 was improved by gains totaling $97 thousand on the sales of $10.2 million in investment securities available-for-sale.  These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.  Noninterest income for the six months ended June 30, 2020 was also impacted by losses on loans held for sale totaling $451 thousand.  On April 1, 2020, the Company reclassified its consumer unsecured loans held for sale portfolio to held for investment at the lower of cost or market as the market for these types of loans receded due to current economic conditions.  For the six months ended June 30, 2019, we recorded no gains or losses on assets of the Company.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $8.0 million and $7.3 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $722 thousand, which was primarily related to one-time branch closure costs as described below.

During the second quarter of 2020, the Company decided to close two branch office locations.  Because of the COVID-19 pandemic, more clients have transitioned to the Company’s electronic banking products, reducing the need to have physical branch locations to serve its customers.  The right-of-use assets and leasehold improvements written off as a result of closing these locations totaled $676 thousand.  As the branches will not close until early fourth quarter 2020, the Company does not anticipate cost savings until that time.  Annual cost savings for the closure of these locations related to occupancy expense is expected to be approximately $350 thousand.  Other savings of approximately $250 thousand include salaries and benefits expense as the employees for each of these locations will be filling current vacant positions within the Company, reducing the need to hire additional personnel.  The Company is proactively working with those customers impacted by these branch closures to minimize their business interruption.

Salaries and benefits expense decreased $263 thousand to $4.0 million for the three months ended June 30, 2020 compared to $4.2 million for the same period in 2019. As a result of the PPP loan originations funded during the second quarter of 2020, salaries deferred for the origination of these loans total $140 thousand, and are being amortized over the life of the PPP loans into interest income.  Data processing and network administration expense increased $151 thousand, which was primarily related to planned upgrades to the Company’s network infrastructure.  Loan related expenses increased $174 thousand for the three months ended June 30, 2020 compared to the same period of 2019, primarily as a result of expenses incurred to resolve several problem loans during the quarter.  All other increases in noninterest expense for the quarter ended June 30, 2020 as compared to the same period of 2019 are primarily related to supporting the larger organization as a result of continued organic growth.

For the six months ended June 30, 2020 and 2019, noninterest expense was $15.2 million and $14.2 million, respectively, an increase of $1.0 million, which is primarily related to the aforementioned one-time branch closure costs described above.  Data processing and network administration expense increased $146 thousand year-over-year, primarily related to planned upgrades to the Company’s network infrastructure.  Loan related expenses increased $316 thousand for the six months ended June 30, 2020 compared to the same period of 2019, primarily as a result of expenses incurred to resolve several problem loans during the first six months of 2020.

Income Taxes

We recorded a provision for income tax expense of $754 thousand for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019. Our effective tax rate for the three months ended June 30, 2020 was 20.7%, compared to 20.4% for the same period of 2019. Our effective tax rates for the three months ended June 30, 2020 and 2019 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2020 and 2019.

For the six months ended June 30, 2020 and 2019, we recorded a provision for income tax expense of $1.7 million and $2.2 million, respectively.  Our effective tax rate for the six months ended June 30, 2020 was 20.0%, compared to 21.6% for the same period of 2019. Our effective tax rate for the six months ended June 30, 2020 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2020.

Discussion and Analysis of Financial Condition

Overview

At June 30, 2020, total assets were $1.78 billion, an increase of 15.9%, or $243.9 million, from $1.54 billion at December 31, 2019. Total loans receivable, net of deferred fees and costs, increased 16.3%, or $207.6 million, to $1.49 billion at June 30, 2020, from $1.27 billion at December 31, 2019. Total investment securities decreased $19.5 million, or 13.8%, to $122.1 million at June 30, 2020, from $141.6 million at December 31, 2019. Total deposits increased 18.2%, or $233.3 million, to $1.52 billion at June 30, 2020, from $1.29 billion at December 31, 2019. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At June 30, 2020, we had FHLB advances totaling $25.0 million compared to $15.0 million at December 31, 2019.  Federal funds purchased decreased $10.0 million from December 31, 2019 to June 30, 2020.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.49 billion at June 30, 2020, an increase of $207.6 million, or 16.3%, compared to $1.27 billion at December 31, 2019. The increase in the loans receivable portfolio was primarily attributable to PPP loans originated and funded, net of deferred fees, totaling $169.4 million during the second quarter assisting both existing and new customers, in addition to organic loan growth primarily in our commercial real estate and commercial construction portfolios.

Commercial real estate loans totaled $778.9 million at June 30, 2020, compared to $747.7 million at December 31, 2019, an increase of $31.4 million, or 4.2%.  During the second quarter, we reclassified residential investment loans to consumer real estate totaling $77.1 million and $74.2 million at June 30, 2020 and December 31, 2019, respectively, as these loans were overstating our commercial real estate lending portfolio.  Owner-occupied commercial real estate loans were $187.3 million at June 30, 2020 compared to $204.0 million at December 31, 2019.  Nonowner-occupied commercial real estate loans were $591.6 million at June 30, 2020 compared to $475.6 million at December 31, 2019.  Construction loans totaled $228.6 million at June 30, 2020, or 15.4% of total loans receivable.  Of the $228.6 million in construction loans, $44.5 million are collateralized by land and there are no lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).  Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration.  We plan to manage this portion of our portfolio in a disciplined manner.  We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at June 30, 2020 and at December 31, 2019.

Loans Receivable

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Commercial real estate	$778,908	$747,675
Commercial and industrial	106,253	115,103
Paycheck protection program	173,666	—
Commercial construction	228,641	215,983
Consumer real estate	178,665	182,812
Consumer nonresidential	18,795	11,290

Gross loans	1,484,928	1,272,863

Less:
Allowance for loan losses	12,894	10,231
Unearned income and (unamortized premiums)	6,808	2,337

Loans receivable, net	$1,465,226	$1,260,295

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at June 30, 2020 were $12.4 million compared to $14.6 million at December 31, 2019. Nonperforming loans of $3.1 million are from our acquired loan portfolio at June 30, 2020.  Our ratio of nonperforming assets to total assets was 0.69% at June 30, 2020 compared to 0.95% at December 31, 2019. Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $2.2 million during the six months ended June 30, 2020.  Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio.  For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss.  As a result of the analysis completed, we have specific reserves totaling $364 thousand and $393 thousand at June 30, 2020 and December 31, 2019, respectively.  Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

Loans contractually past-due 90 days or more at June 30, 2020 consist of two loans which have matured and are awaiting final payment and are well-collateralized.  There was one loan classified as a TDR totaling $99 thousand during the quarter ended June 30, 2020, compared to one TDR at December 31, 2019 totaling $3.9 million that paid off during the first quarter of 2020.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At June 30, 2020, we had $7.6 million in loans identified as special mention within the originated loan portfolio, a decrease of $9.5 million from December 31, 2019.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract.  The decrease from December 31, 2019 was primarily related to two loans totaling $11.1 million having been paid off in full including interest within this risk category during the first quarter of 2020, and two loans downgraded during the second quarter of 2020.  At June 30, 2020, we had $5.2 million in loans identified as substandard within the originated loan portfolio, a decrease of $4.6 million from December 31, 2019. The decrease in substandard loans was primarily related to one loan, which was considered a TDR totaling $3.9 million, having been paid off in full including past due interest and late fees, during the first quarter of 2020.  Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  At June 30, 2020, specific reserves on originated and acquired loans totaling $364 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.02% for the six months ended June 30, 2020, compared to annualized net charge-offs to average loans receivable of 0.03% for the six months ended June 30, 2019. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$7,053	$9,693

Loans contractually past-due 90 days or more and still accruing	1,440	1,032

Total nonperforming loans (NPLs)	$8,493	$10,725

Other real estate owned (OREO)	3,866	3,866

Total nonperforming assets (NPAs)	$12,359	$14,591
Performing troubled debt restructurings (TDRs)	$99	$3,903

NPLs/Total Assets	0.48%	0.70%
NPAs/Total Assets	0.69%	0.95%
NPAs and TDRs/Total Assets	0.70%	1.20%
Allowance for loan losses/NPLs	151.82%	95.39%

Nonperforming Loans by Type

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Commercial real estate	$3,668	$4,657
Commercial and industrial	3,437	4,142
Commercial construction	820	820
Consumer real estate	235	1,094
Consumer nonresidential	333	12
	$8,493	$10,725

At June 30, 2020 and December 31, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified the following subgroups of industry segments most impacted by the pandemic. As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  During the first and second quarter of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of July 31, 2020, loans modified reduced to 165 loans for a total outstanding principal balance of $226.7 million, or 15.3% of the total loan portfolio.  For those commercial real estate loans with approved payment deferrals, these loans are collateralized and well secured.  The table below shows the number of loans modified and not modified and their respective outstanding loan balances by asset class, excluding PPP loans.

COVID Payment Deferrals By Asset Class
	Number of	Total Loans Modified	Number of Loans Not	Total Loans Not Modified
Asset Class	Loans	($ in thousands)	Modified	($ in thousands)*
Commercial Real Estate – Retail	31	$88,109	80	$114,874
Commercial Real Estate - Mixed Use	21	47,730	31	38,309
Specialty Use-Hotel/Lodging/Motel	6	45,945	5	12,044
Commercial Real Estate - Office	14	35,654	100	80,393
Multi-Family First Lien	11	32,541	69	75,019
Commercial Real Estate - Industrial	10	22,338	53	73,998
Commercial Real Estate - Special Use/Church	6	12,026	19	34,705
Special Purpose	10	11,718	13	18,341
Other Loan Categories	168	64,116	2,148	497,973

At June 30, 2020	277	$360,177	2,518	$945,656
At July 31, 2020	165	$226,683

*Excluding PPP loans.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At June 30, 2020, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At June 30, 2020, our commercial real estate portfolio (including construction lending) was 67.9% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$11,226	$9,512	$10,231	$9,159

Provision for loan losses	1,750	505	2,816	1,020

Loans charged off:
Commercial real estate	(23)	—	(113)	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	—	—	(3)	—
Consumer nonresidential	(64)	(21)	(64)	(183)
Total loans charged off	(87)	(21)	(180)	(183)

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	19	—
Commercial construction	—	—	—	—
Consumer real estate	1	—	2	—
Consumer nonresidential	4	—	6	—
Total recoveries	5	—	27	—

Net (charge offs) recoveries	(82)	(21)	(153)	(183)

Ending balance	$12,894	$9,996	$12,894	$9,996

	June 30,
Loans, net of deferred fees:	2020	2019
Balance at period end	$1,478,120	$1,234,372
Allowance for loan losses to loans receivable, net of fees	0.87%	0.81%
Net charge-offs (recoveries) to average loans receivable, annualized	0.02%	0.03%

Allocation of the Allowance for Loan Losses

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,		December 31,
	2020		2019
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,855	52.45%	$6,399	64.55%
Commercial and industrial	1,256	7.16%	1,275	9.04%
Paycheck protection program	—	11.70%	0.00	—%
Commercial construction	2,105	15.40%	2,067	16.97%
Consumer real estate	549	12.03%	417	8.55%
Consumer nonresidential	129	1.27%	73	0.89%

Total allowance for loan losses	$12,894	100.00%	$10,231	100.00%
*	Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of June 30, 2020 and December 31, 2019 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $121.8 million at June 30, 2020, a decrease of $19.5 million or 13.8%, from $141.3 million at December 31, 2019. We sold $10.2 million in available-for-sale investment securities during the six months ended June 30, 2020.  These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.

As of June 30, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $12.0 million and $11.3 million at June 30, 2020 and December 31, 2019, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At June 30, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of June 30, 2020 and December 31, 2019.

We hold restricted investments in equities of the FRB, and FHLB. At June 30, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at June 30, 2020 and December 31, 2019.

Investment Securities

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,		December 31,
	2020		2019
		Percent of		Percent of
Held-to-maturity	Balance	Total	Balance	Total
Securities of state and local municipalities tax exempt	$264	0.23%	$264	0.19%
Total held-to-maturity securities	$264	0.23%	$264	0.19%

Available-for-sale
Securities of U.S. government and federal agencies	$3,000	2.54%	$4,000	2.84%
Securities of state and local municipalities	4,558	3.85%	4,631	3.29%
Corporate bonds and securities	9,977	8.43%	6,984	4.97%
Mortgage-backed securities	100,485	84.95%	124,757	88.71%
Total available-for-sale securities	$118,020	99.77%	$140,372	99.81%

Total investment securities	$118,284	100.00%	$140,636	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at June 30, 2020 and December 31, 2019.

Investment Securities by Stated Maturity

At June 30, 2020

(Dollars in thousands)

	At June 30, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Held-to-maturity	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held-to-maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%

Available-for-sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$3,000	2.32%	$—	—	$3,000	2.32%
Securities of state and local municipalities	—	—	1,025	2.25%	1,380	2.30%	2,153	2.82%	4,558	2.53%
Corporate bonds	—	—	1,000	0.59%	8,977	5.36%	—	—	9,977	4.89%
Mortgage-backed securities	—	—	—	—	15,818	2.25%	84,667	2.42%	100,485	2.39%
Total available-for-sale securities	$—	—	$2,025	1.43%	$29,175	3.22%	$86,820	2.42%	$118,020	2.60%

Total investment securities	$—	—	$2,025	1.43%	$29,439	3.21%	$86,820	2.42%	$118,284	2.60%

Deposits and Other Borrowed Funds

Total deposits were $1.52 billion at June 30, 2020, an increase of $233.3 million, or 18.2%, from $1.29 billion at December 31, 2019. Noninterest-bearing deposits totaled $442.4 million at June 30, 2020, comprising 29.1% of total deposits and increased $136.2 million, or 44.5%, compared to December 31, 2019. Core deposits, which represent total deposits less wholesale deposits, increased $233.3 million, or 19.7%, to $1.42 billion at June 30, 2020 compared to $1.19 billion at December 31, 2019.  The increase in core deposits reflects a combination of deposits from remaining PPP funds and new customer relationships as well as growth in existing customer accounts.  Wholesale deposits totaled $100.0 million, or 6.6% of total deposits at June 30, 2020, compared to $100.0 million at December 31, 2019.

At June 30, 2020, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 7.0% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at June 30, 2020 and December 31, 2019.

Deposit Composition

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,		December 31,
	2020		2019
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$442,443	—	$306,235	—
Interest bearing - checking, savings and money market	675,965	0.47%	557,148	1.18%
Time deposits $100,000 or more	237,118	1.96%	270,508	2.37%
Other time deposits	163,510	1.44%	151,831	2.19%
	$1,519,036		$1,285,722

The remaining maturity of time deposits at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Three months or less	$136,661	$114,991
Over three months through six months	65,496	94,550
Over six months through twelve months	104,510	114,281
Over twelve months	93,961	98,517
	$400,628	$422,339

We are a member of the Promontory Interfinancial Network (Promontory) which gives us the ability to offer Certificates of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2020 and December 31, 2019, we had $121.1 million and $71.4 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The increase from December 31, 2019 is a result of certain customers wanting additional FDIC insurance protection as a result of the pandemic in addition to increases in customer deposit activity in these products.

The following table reports those certificates of deposit that exceed $100,000 by maturity as of June 30, 2020 and December 31, 2019.

Certificates of Deposit Over $100,000

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Three months or less	$42,652	$45,309
Over three months through six months	46,973	59,303
Over six months through twelve months	80,760	93,456
Over twelve months	66,733	72,440
	$237,118	$270,508

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $49.5 million at June 30, 2020, and consisted of $25.0 million in FHLB advances and $24.5 million of subordinated notes.  At December 31, 2019, we had other borrowed funds totaling $49.5 million, which consisted of $10.0 million in fed funds purchased, $15.0 million in FHLB advances and subordinated notes totaling $24.5 million.

The following table reflects the short-term borrowings and other borrowed funds outstanding at June 30, 2020 and December 31, 2019.

Other Borrowed Funds

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,		December 31,
	2020		2019
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other short-term borrowed funds:
Federal funds purchased	$—	1.47%	$10,000	1.60%
FHLB advances - short term	25,000	1.28%	15,000	1.73%
Total borrowed funds and weighted average rate	$25,000	1.28%	$25,000	1.68%

Other borrowed funds:
Subordinated Debt	$24,527	6.00%	$24,487	6.00%
Total other borrowed funds and weighted average rate	$24,527	6.00%	$24,487	6.00%

Total borrowed funds and weighted average rate	$49,527	3.62%	$49,487	3.82%

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

Shareholders’ equity at June 30, 2020 was $180.7 million, an increase of $1.6 million, compared to $179.1 million at December 31, 2019. During the first quarter of 2020, we adopted a share repurchase program. The Company may purchase up to 1,112,165 shares of our issued and outstanding shares of common stock, or approximately 8% of outstanding shares as of December 31, 2019.  For the six months ended June 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.  Due to the uncertainty related to the potential economic impact of the COVID-19 pandemic, we have temporarily suspended stock repurchases.  Offsetting share repurchases during the six months ended June 30, 2020 was the recognition of net income of $6.6 million. Common stock issued as a result of option exercises increased shareholders’ equity by $260 thousand for the six months ended June 30, 2020. Accumulated other comprehensive income increased $1.6 million during 2020, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for June 30, 2020 and December 31, 2019 was 10.1% and 11.7%, respectively. Tangible book value per share at June 30, 2020 and December 31, 2019 was $12.79 and $12.26, respectively. The Bank’s CBLR at June 30, 2020 was 11.05%.  Total risk-based capital to risk-weighted assets for the Bank was 13.43% at December 31, 2019, which was the former capitalization calculation completed prior to the adoption of CBLR. Accordingly, we were considered “well capitalized” for regulatory purposes at June 30, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, and (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the Exchange Act), it  is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables shows the minimum capital requirement and our capital position at June 30, 2020 and December 31, 2019 for the Bank.

Capital Components

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2020
Leverage capital ratio	188,577	11.05%	154,682	>	9.00%

At December 31, 2019
Total risk-based capital	$192,364	13.43%	$150,369	>	10.500%	$143,208	>	10.00%
Tier I risk-based capital	182,121	12.72%	121,727	>	8.500%	114,567	>	8.00%
Common equity tier I capital	182,121	12.72%	100,246	>	7.000%	93,085	>	6.50%
Leverage capital ratio	182,121	12.15%	98,214	>	6.500%	75,550	>	5.00%

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $212.4 million at June 30, 2020, or 11.9% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. The increase in liquid assets is a result of an increase in deposits that occurred during 2020 as a result of PPP loan fundings, new customer onboarding, and increases in balances from existing customers.  We held investments that are classified as held-to-maturity in the amount of $264 thousand at June 30, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at June 30, 2020 was approximately $120.9 million. Borrowing capacity with the FRB was approximately $51.4 million at June 30, 2020. These facilities are subject to the FHLB and the FRB approving disbursement to us. In addition, we have investment securities of $121.8 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $234.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at June 30, 2020. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At June 30, 2020 and December 31, 2019, unused commitments to fund loans and lines of credit totaled $193.5 million and $244.4 million, respectively. Commercial and standby letters of credit totaled $8.2 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020, our asset/liability position was liability sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would decrease by 1.4% in an up 100 basis point scenario and would decrease by 3.1% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 2.2% in an up 100 basis point scenario and would increase by 7.4% in an up 400 basis point scenario. At June 30, 2020 and December 31, 2019, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of June 30, 2020 and December 31, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
June 30, 2020		December 31, 2019
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	–3.41%	+400	–0.69%
+300	–2.56%	+300	–0.20%
+200	–2.14%	+200	0.11%
+100	–1.39%	+100	0.11%
0	—	0	—
–100	1.50%	–100	0.56%
–200	–0.05%	–200	–0.80%

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

The interest rate risk to capital at June 30, 2020 and December 31, 2019 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At June 30, 2020 and December 31, 2019, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
June 30, 2020		December 31, 2019
	Percentage change in		Percentage change in
Change in interest	economic value of	Change in interest	economic value of
rates (basis points)	equity	rates (basis points)	equity
+400	7.42%	+400	–13.72%
+300	7.03%	+300	–9.36%
+200	5.75%	+200	–5.21%
+100	3.28%	+100	–1.99%
0	—	0	—
–100	1.51%	–100	1.68%
–200	2.29%	–200	1.55%

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

Item 1.Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

Item 1A.Risk Factors

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

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience adverse effects due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

●	loan losses resulting from financial stress experienced by our borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread, and reducing net income;
●	operational failures, disruptions or inefficiencies due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus;
●	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;
●	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;
●	potential financial liability, loan losses, litigation costs or reputational damage resulting from our origination of PPP loans; and
●	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

For the six months ended June 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases.

Item 3.Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

(a)	None.
(b)	None.

Item 6.Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 10, 2020	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)