Form 10-Q
period 2020-09-30
FVCBankcorp, Inc.
filed 2020-11-09
CIK 1675644

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

⌧       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,478,459 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2020

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(In thousands, except share data)

			September 30,	December 31,
			2020	2019 *
			(Unaudited)
Assets
Cash and due from banks			$22,121	$14,916
Interest-bearing deposits at other financial institutions			73,774	18,226
Securities held-to-maturity (fair value of $0.3 million for both September 30, 2020 and December 31, 2019)			264	264
Securities available-for-sale, at fair value			110,919	141,325
Restricted stock, at cost			6,563	6,017
Loans held for sale, at fair value			—	11,198
Loans, net of allowance for loan losses of $14.6 million and $10.2 million at September 30, 2020 and December 31, 2019, respectively			1,483,078	1,260,295
Premises and equipment, net			1,747	2,084
Accrued interest receivable			9,179	4,094
Prepaid expenses			1,277	546
Deferred tax assets, net			7,307	7,683
Goodwill and intangibles, net			8,440	8,689
Bank owned life insurance (BOLI)			37,913	37,069
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			11,406	13,279
Other assets			16,318	7,744
Total assets			$1,794,172	$1,537,295

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$431,322	$306,235
Interest-bearing checking, savings and money market			716,595	557,148
Time deposits			366,431	422,339
Total deposits			$1,514,348	$1,285,722
Federal funds purchased			$15,000	$10,000
FHLB advances			25,000	15,000
Subordinated notes, net of issuance costs			24,547	24,487
Accrued interest payable			931	605
Operating lease liabilities			12,415	13,686
Accrued expenses and other liabilities			17,441	8,717
Total liabilities			$1,609,682	$1,358,217
Commitments and Contingent Liabilities
Stockholders' Equity
	2020	2019
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,478,115	13,902,067	$135	$139
Additional paid-in capital			119,295	125,779
Retained earnings			62,957	52,470
Accumulated other comprehensive income, net			2,103	690
Total stockholders' equity			$184,490	$179,078
Total liabilities and stockholders' equity			$1,794,172	$1,537,295

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and nine months ended September 30, 2020 and 2019

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$15,958	$15,915	$47,257	$46,601
Interest and dividends on securities held-to-maturity	2	2	5	28
Interest and dividends on securities available-for-sale	706	832	2,333	2,609
Dividends on restricted stock	79	88	260	234
Interest on deposits at other financial institutions	16	169	119	485
Total interest and dividend income	$16,761	$17,006	$49,974	$49,957
Interest Expense
Interest on deposits	$2,690	$4,423	$9,992	$12,355
Interest on federal funds purchased	1	48	80	141
Interest on short-term debt	80	48	216	48
Interest on subordinated notes	395	395	1,185	1,185
Total interest expense	$3,166	$4,914	$11,473	$13,729
Net Interest Income	$13,595	$12,092	$38,501	$36,228
Provision for loan losses	1,700	235	4,516	1,255
Net interest income after provision for loan losses	$11,895	$11,857	$33,985	$34,973
Noninterest Income
Service charges on deposit accounts	$275	$240	$738	$651
Gain on sale of securities available-for-sale	44	—	141	—
Gain on calls of securities held-to-maturity	—	3	—	3
Loss on loans held for sale	—	—	(451)	—
BOLI income	280	198	845	414
Other income	171	239	878	888
Total noninterest income	$770	$680	$2,151	$1,956
Noninterest Expenses
Salaries and employee benefits	$4,344	$4,349	$12,354	$12,533
Occupancy and equipment expense	811	882	2,525	2,582
Data processing and network administration	538	414	1,466	1,196
State franchise taxes	466	424	1,398	1,272
Audit, legal and consulting fees	303	230	734	634
Merger and acquisition expense	—	51	—	133
Loan related expenses	279	125	764	293
FDIC insurance	193	—	538	222
Marketing, business development and advertising	51	121	179	410
Director fees	138	126	416	369
Postage, courier and telephone	52	57	137	151
Internet banking	142	112	384	320
Core deposit intangible amortization	85	95	263	293
Impairment loss on long lived assets	—	—	676	—
Other operating expenses	344	377	1,119	1,135
Total noninterest expenses	$7,746	$7,363	$22,953	$21,543
Net income before income tax expense	$4,919	$5,174	$13,183	$15,386
Income tax expense	1,045	1,081	2,696	3,282
Net income	$3,874	$4,093	$10,487	$12,104
Earnings per share, basic	$0.29	$0.30	$0.77	$0.88
Earnings per share, diluted	$0.28	$0.28	$0.74	$0.82

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,874	$4,093	$10,487	$12,104
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of tax benefit of of $60 and net of tax expense of $558 for the three and nine months ended September 30, 2020, respectively, net of tax expense of $214 and $946 for the three and nine months ended September 30, 2019, respectively.	(224)	456	2,100	3,218
Unrealized gain (loss) on interest rate swaps, net of tax expense of $18 and net of tax benefit of $153 for the three and nine months ended September 30, 2020, respectively, net of tax benefit of $28 and $28, for the three and nine months ended September 30, 2019, respectively.	67	(106)	(575)	(106)
Reclassification adjustment for gains realized in income, net of tax expense of $9 and $29 for three and nine months ended September 30, 2020, respectively.	(35)	—	(112)	—
Total other comprehensive income (loss)	$(192)	$350	$1,413	$3,112
Total comprehensive income	$3,682	$4,443	$11,900	$15,216

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net income	$10,487	$12,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460	479
Provision for loan losses	4,516	1,255
Net amortization of premium of securities	327	277
Net amortization of deferred loan costs and purchase premiums	1,721	494
Net accretion of acquisition accounting adjustments	742	339
Gain on sale of available-for-sale securities	(141)	—
Gain on sale of held-to-maturity securities	—	(3)
Loss on loans held for sale	451	—
Impairment loss on lived assets	676	—
Payments received on loans held for sale, net	1,107	—
Amortization of subordinated debt issuance costs	60	60
Core deposits intangible amortization	263	293
Equity-based compensation expense	532	470
BOLI income	(845)	(414)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(12,520)	(3,774)
Increase in accrued interest payable, accrued expenses and other liabilities	6,533	3,541
Net cash provided by operating activities	$14,369	$15,121
Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$—	$245
Increase in interest-bearing deposits at other financial institutions	(55,548)	(58,926)
Purchases of securities available-for-sale	(4,996)	(16,535)
Proceeds from sales of securities available-for-sale	13,239	—
Proceeds from maturities and calls of securities held-to-maturity	—	1,500
Proceeds from maturities and calls of securities available-for-sale	1,000	750
Proceeds from redemptions of securities available-for-sale	23,494	14,859
Net purchase of restricted stock	(546)	(718)
Net increase in loans	(220,138)	(108,012)
Proceeds from sale of OREO	—	358
Purchases of BOLI	—	(10,000)
Purchases of premises and equipment, net	(291)	(237)
Net cash used in investing activities	$(243,786)	$(176,716)
Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$284,534	$100,591
Net (decrease) increase in time deposits	(55,892)	54,860
Increase in federal funds purchased	5,000	—
Net increase in FHLB advances	10,000	15,000
Repurchase of shares of common stock	(7,280)	—
Common stock issuance	260	1,133
Net cash provided by financing activities	$236,622	$171,584
Net increase in cash and cash equivalents	$7,205	$9,989
Cash and cash equivalents, beginning of year	14,916	9,435
Cash and cash equivalents, end of year	$22,121	$19,424

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	12,104	—	12,104
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	3,112	3,112
Common stock issuance for options exercised, net	162	2	1,131	—	—	1,133
Stock-based compensation expense	—	—	470	—	—	470
Balance at September 30, 2019	13,875	$139	$125,483	$48,746	$701	$175,069
Balance at June 30, 2019	13,840	$138	$125,021	$44,653	$351	$170,163
Net income	—	—	—	4,093	—	4,093
Other comprehensive income	—	—	—	—	350	350
Common stock issuance for options exercised, net	35	1	264	—	—	265
Stock-based compensation expense	—	—	198	—	—	198
Balance at September 30, 2019	13,875	$139	$125,483	$48,746	$701	$175,069
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	10,487	—	10,487
Other comprehensive income	—	—	—	—	1,413	1,413
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	44	1	259	—	—	260
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	532	—	—	532
Balance at September 30, 2020	13,478	$135	$119,295	$62,957	$2,103	$184,490
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652
Net income	—	—	—	3,874	—	3,874
Other comprehensive loss	—	—	—	—	(192)	(192)
Common stock issuance for options exercised, net		—	—	—	—	—
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Balance at September 30, 2020	13,478	$135	$119,295	$62,957	$2,103	$184,490

See Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. and Baltimore metropolitan areas. The Bank commenced operations on November 27, 2007 and is a member of the Federal Reserve System (the Federal Reserve) and the Federal Deposit Insurance Corporation (FDIC). It is subject to the regulations of the Board of Governors of the  Federal Reserve and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2019. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which our customers operate and could impair their ability to fulfill their financial obligations to us. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which we operate. While there has been no material impact to our employees to date, COVID-19 could also potentially create widespread business continuity issues for us.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The U.S. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief, and Economic Stability Act (the CARES Act) was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on our operations, we are aware of the following items that are potentially material to us and our operations.

Financial Condition and Results of Operations

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers' ability to repay in future periods.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

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

As part of our annual assessment of our goodwill and other intangible assets, we are engaging a third party specialist to perform an independent valuation during the fourth quarter of 2020.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we are executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of October 31, 2020, remaining payment deferred loans totaled $37.6 million, or 2.5% of the total loan portfolio, comprising 22 loans. As of October 31, 2020, those customers that requested a second 90-day deferral had a total outstanding principal balance of $19.9 million, representing 12 loans. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the Paycheck Protection Program (PPP), administered by the U.S. Small Business Administration (SBA), we actively participated in assisting our customers with applications for resources through the program. The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, we have closed or approved with the SBA 755 PPP loans representing $170.3 million in funding, net of deferred fees. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government and therefore, we have not included an allowance for loan losses for these

Notes to Unaudited Consolidated Financial Statements

(Continued)

loans. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

Credit

We are working with customers directly affected by COVID-19. We are prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional provision for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

On March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer's first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes-Oxley Act concerning auditor attestation over internal control over financial reporting as an "accelerated filer" as it had more than $75 million in public float but less than $700 million at the end of the Company's most recent second quarter. The rule change expands the definition of "smaller reporting companies" to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer. If the Company's annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All are required to obtain and file annual financial statement audits, as well as provide management's assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies.  As the Company has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation Act, which requires an auditor attestation concerning ICFR.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Notes to Unaudited Consolidated Financial Statements

(Continued)

In March 2020 (Revised in April 2020), various regulatory agencies, including the Federal Reserve and the FDIC (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  As of September 30, 2020, the Company has executed 277 of these deferrals on outstanding loan balances of $360.2 million.

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 2.Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of U.S. government and federal agencies	$3,000	$—	$—	$3,000
Securities of state and local municipalities tax exempt	3,650	104	—	3,754
Securities of state and local municipalities taxable	849	—	—	849
Corporate bonds	11,975	41	(238)	11,778
SBA pass-through securities	138	4	—	142
Mortgage-backed securities	64,476	2,757	—	67,233
Collateralized mortgage obligations	23,360	803	—	24,163
Total Available-for-sale Securities	$107,448	$3,709	$(238)	$110,919

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	270
Total Held-to-maturity Securities	$264	$—	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$4,000	$—	$(4)	$3,996
Securities of state and local municipalities tax exempt	3,662	76	—	3,738
Securities of state and local municipalities taxable	969	—	(14)	955
Corporate bonds	6,984	78	(81)	6,981
SBA pass-through securities	163	—	(4)	159
Mortgage-backed securities	96,358	1,077	(246)	97,189
Collateralized mortgage obligations	28,236	290	(219)	28,307
Total Available-for-sale Securities	$140,372	$1,521	$(568)	$141,325

The Company had $10.4 million and $11.3 million in securities pledged with the Federal Reserve Bank of Richmond (FRB)  to collateralize certain municipal deposits at September 30, 2020 and December 31, 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$4,238	$(8)	$1,998	$(230)	$6,236	$(238)
Total	$4,238	$(8)	$1,998	$(230)	$6,236	$(238)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$2,997	$(3)	$999	$(1)	$3,996	$(4)
Securities of state and local municipalities taxable	—	—	955	(14)	955	(14)
Corporate bonds	2,463	(22)	941	(59)	3,404	(81)
SBA pass-through securities	—	—	159	(4)	159	(4)
Mortgage-backed securities	15,529	(73)	20,475	(173)	36,004	(246)
Collateralized mortgage obligations	7,479	(94)	7,975	(125)	15,454	(219)
Total	$28,468	$(192)	$31,504	$(376)	$59,972	$(568)

Corporate bonds:  The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+, while one has a rating of BB. The remaining nine investments do not carry a rating.

The amortized cost and fair value of securities as of September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$2,023	$2,025
After 5 years through 10 years	264	274	30,764	31,340
After 10 years	—	—	74,661	77,554
Total	$264	$274	$107,448	$110,919

For the nine months ended September 30, 2020 and  2019, proceeds from principal repayments of securities were $23.5 million and $14.9 million, respectively. During the nine months ended September 30, 2020, proceeds from calls and maturities of securities were $1.0 million. There were gross realized gains of approximately $141,000  during the nine months ended September 30, 2020 resulting from the sale of available-for-sale securities with a book value of approximately $13.1 million. There were no realized losses on the sale of securities for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, proceeds from calls and maturities of securities were $2.5 million and gross realized gains were approximately $3,000. There were no realized losses on the sale of securities for the nine months ended September 30, 2019.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 3.Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	September 30, 2020			December 31, 2019
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$778,046	$29,808	$807,854	$709,046	$38,629	$747,675
Commercial and industrial	280,871	5,115	285,986	107,698	7,405	115,103
Commercial construction	213,900	1,613	215,513	210,933	5,050	215,983
Consumer real estate	138,929	38,103	177,032	136,762	46,050	182,812
Consumer nonresidential	17,309	48	17,357	11,205	85	11,290
	$1,429,055	$74,687	$1,503,742	$1,175,644	$97,219	$1,272,863
Less:
Allowance for loan losses	14,495	61	14,556	10,202	29	10,231
Unearned income and (unamortized premiums), net	6,108	—	6,108	2,337	—	2,337
Loans, net	$1,408,452	$74,626	$1,483,078	$1,163,105	$97,190	$1,260,295

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 are as follows:

(In thousands)	September 30, 2020
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,139
Carrying amount	3,902
Other acquired loans
Outstanding principal balance	71,665
Carrying amount	70,785
Total acquired loans
Outstanding principal balance	76,804
Carrying amount	74,687

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)	December 31, 2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,605
Carrying amount	4,810
Other acquired loans
Outstanding principal balance	93,587
Carrying amount	92,409
Total acquired loans
Outstanding principal balance	99,192
Carrying amount	97,219

The following table presents changes during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2020	$371
Accretion	(521)
Reclassification of nonaccretable difference due to improvement in expected cash flows	520
Other changes, net	(5)
Balance at September 30, 2020	$365
(In thousands)
Balance at January 1, 2019	$357
Accretion	(136)
Reclassification of nonaccretable difference due to improvement in expected cash flows	78
Other changes, net	72
Balance at December 31, 2019	$371

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019, and for the year ended December 31, 2019, follows:

Allowance for Loan Losses

For the three months ended September 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$8,855	$1,256	$2,105	$549	$129	$12,894
Charge-offs	(2)	—	—	—	(85)	(87)
Recoveries	9	1	—	—	39	49
Provision	855	148	(51)	279	469	1,700
Ending Balance	$9,717	$1,405	$2,054	$828	$552	$14,556

Notes to Unaudited Consolidated Financial Statements

(Continued)

Allowance for Loan Losses

For the nine months ended September 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	(115)	—	—	(3)	(149)	(267)
Recoveries	9	20	—	2	45	76
Provision	3,424	110	(13)	412	583	4,516
Ending Balance	$9,717	$1,405	$2,054	$828	$552	$14,556

Allowance for Loan Losses

For the three months ended September 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$5,989	$1,411	$1,888	$494	$214	$9,996
Charge-offs	—	—	—	—	(187)	(187)
Recoveries	—	—	—	—	24	24
Provision	52	(105)	176	(42)	154	235
Ending Balance	$6,041	$1,306	$2,064	$452	$205	$10,068

Allowance for Loan Losses

For the nine months ended September 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	—	—	—	—	(370)	(370)
Recoveries	—	—	—	—	24	24
Provision	493	(168)	779	(66)	217	1,255
Ending Balance	$6,041	$1,306	$2,064	$452	$205	$10,068

Allowance for Loan Losses

For the year ended December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	(20)	—	—	—	(692)	(712)
Recoveries	4	35	—	2	23	64
Provision	867	(234)	782	(103)	408	1,720
Ending Balance	$6,399	$1,275	$2,067	$417	$73	$10,231

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of September 30, 2020 and 2019, and at December 31, 2019, by portfolio segment:

Allowance for Loan Losses

At September 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$80	$310	$—	$66	$—	$456
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	9,637	1,095	2,054	762	552	14,100
	$9,717	$1,405	$2,054	$828	$552	$14,556

Loans Receivable

At September 30, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$15,102	$4,078	$820	$297	$—	$20,297
Purchased credit impaired	3,537	309	—	56	—	3,902
Collectively evaluated for impairment	789,215	281,599	214,693	176,679	17,357	1,479,543
	$807,854	$285,986	$215,513	$177,032	$17,357	$1,503,742

Allowance for Loan Losses

At September 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$19	$321	$—	$29	$23	$392
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	6,022	985	2,064	423	182	9,676
	$6,041	$1,306	$2,064	$452	$205	$10,068

Notes to Unaudited Consolidated Financial Statements

(Continued)

Loans Receivable

At September 30, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$5,503	$5,472	$—	$200	$23	$11,198
Purchased credit impaired	960	409	—	365	—	1,734
Collectively evaluated for impairment	678,893	118,977	215,821	193,922	24,878	1,232,491
	$685,356	$124,858	$215,821	$194,487	$24,901	$1,245,423

Allowance for Loan Losses

At December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$364	$—	$29	$—	$393
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	6,399	911	2,067	388	73	9,838
	$6,399	$1,275	$2,067	$417	$73	$10,231

Loans Receivable

At December 31, 2019

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$12,962	$5,208	$820	$1,260	$—	$20,250
Purchased credit impaired	4,043	400	—	367	—	4,810
Collectively evaluated for impairment	730,670	109,495	215,163	181,185	11,290	1,247,803
	$747,675	$115,103	$215,983	$182,812	$11,290	$1,272,863

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at September 30, 2020 and December 31, 2019, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
September 30, 2020
With an allowance recorded:
Commercial real estate	$798	$798	$80	$803	$19
Commercial and industrial	1,980	1,980	310	2,007	91
Commercial construction	—	—	—	—	—
Consumer real estate	98	98	5	100	3
Consumer nonresidential	—	—	—	—	—
	$2,876	$2,876	$395	$2,910	$113
September 30, 2020
With no related allowance:
Commercial real estate	$11,091	$11,095	$—	$11,113	$178
Commercial and industrial	2,098	2,098	—	2,595	119
Commercial construction	820	820	—	820	41
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$14,009	$14,013	$—	$14,528	$338

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
September 30, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	169	163	61	163	7
Consumer nonresidential	—	—	—	—	—
	$169	$163	$61	$163	$7
September 30, 2020
With no related allowance:
Commercial real estate	$3,213	$3,753	$—	$3,791	$176
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	30	31	—	31	1
Consumer nonresidential	—	—	—	—	—
	$3,243	$3,784	$—	$3,822	$177

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	2,040	2,040	364	2,081	157
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,040	$2,040	$364	$2,081	$157
December 31, 2019
With no related allowance:
Commercial real estate	$12,792	$12,796	$—	$13,617	$661
Commercial and industrial	3,168	3,323	—	5,387	340
Commercial construction	820	820	—	816	56
Consumer real estate	940	940	—	940	38
Consumer nonresidential	—	—	—	—	—
	$17,720	$17,879	$—	$20,760	$1,095

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	169	163	29	163	10
Consumer nonresidential	—	—	—	—	—
	$169	$163	$29	$163	$10
December 31, 2019
With no related allowance:
Commercial real estate	$170	$165	$—	$165	$13
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	151	152	—	155	8
Consumer nonresidential	—	—	—	—	—
	$321	$317	$—	$320	$21

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of September 30, 2020 and December 31, 2019:

As of September 30, 2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$754,478	$276,793	$213,080	$137,918	$17,309	$1,399,578
Special mention	13,030	344	—	912	—	14,286
Substandard	10,538	3,734	820	99	—	15,191
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$778,046	$280,871	$213,900	$138,929	$17,309	$1,429,055

As of September 30, 2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$26,969	$4,806	$1,613	$37,847	$48	$71,283
Special mention	—	—	—	—	—	—
Substandard	2,839	309	—	256	—	3,404
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$29,808	$5,115	$1,613	$38,103	$48	$74,687

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of December 31, 2019 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$690,082	$102,491	$210,113	$134,913	$11,186	$1,148,785
Special mention	14,772	476	—	1,748	19	17,015
Substandard	4,192	4,731	820	101	—	9,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$709,046	$107,698	$210,933	$136,762	$11,205	$1,175,644

As of December 31, 2019 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer	Consumer
(In thousands)	Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Grade:
Pass	$35,284	$7,005	$5,050	$45,365	$85	$92,789
Special mention	3,089	—	—	139	—	3,228
Substandard	256	400	—	546	—	1,202
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,629	$7,405	$5,050	$46,050	$85	$97,219

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2020, the Company had $14.3 million in loans identified as special mention within the originated loan portfolio, a decrease of $2.7 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserves management's close attention. These loans do not have a specific reserve and are considered well-secured. At September 30, 2020, the Company had $15.2 million in loans identified as substandard within the originated loan portfolio, an increase of $5.3 million from December 31, 2019. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an impairment analysis is completed. As of September 30, 2020, specific reserves on originated and acquired loans totaling $456 thousand, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows at September 30, 2020 and December 31, 2019:

As of September 30, 2020 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$471	$—	$—	$471	$777,575	$778,046	$—	$610
Commercial and industrial	—	—	—	—	280,871	280,871	—	2,902
Commercial construction	—	1,736	—	1,736	212,164	213,900	—	820
Consumer real estate	1,248	42	—	1,290	137,639	138,929	—	—
Consumer nonresidential	—	—	74	74	17,235	17,309	74	—
Total	$1,719	$1,778	$74	$3,571	$1,425,484	$1,429,055	$74	$4,332

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of September 30, 2020 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$29,808	$29,808	$—	$2,839
Commercial and industrial	160	—	—	160	4,955	5,115	—	203
Commercial construction	—	—	—	—	1,613	1,613	—	—
Consumer real estate	—	—	232	232	37,871	38,103	232	325
Consumer nonresidential	—	—	—	—	48	48	—	—
Total	$160	$—	$232	$392	$74,295	$74,687	$232	$3,367

As of December 31, 2019 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$8,443	$—	$498	$8,941	$700,105	$709,046	$753	$3,903
Commercial and industrial	1,184	—	48	1,232	106,466	107,698	48	3,822
Commercial construction	2,000	—	—	2,000	208,933	210,933	—	820
Consumer real estate	396	153	356	905	135,857	136,762	101	—
Consumer nonresidential	77	56	12	145	11,060	11,205	12	—
Total	$12,100	$209	$914	$13,223	$1,162,421	$1,175,644	$914	$8,545

As of December 31, 2019 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$38,629	$38,629	$—	$256
Commercial and industrial	—	—	—	—	7,405	7,405	—	272
Commercial construction	—	—	—	—	5,050	5,050	—	—
Consumer real estate	1,138	241	118	1,497	44,553	46,050	118	620
Consumer nonresidential	—	—	—	—	85	85	—	—
Total	$1,138	$241	$118	$1,497	$95,722	$97,219	$118	$1,148

As of September 30, 2020, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were $177 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2019.

There were overdrafts of $88 thousand and $181 thousand at September 30, 2020 and December 31, 2019, respectively, which have been reclassified from deposits to loans. At September 30, 2020 and December 31, 2019, loans with a carrying value of $134.7 million and $154.0 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the nine months ended September 30, 2020 and 2019.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents loans designated as TDRs during the nine months ended September 30, 2020 and 2019, respectively:

For the nine months ended September 30, 2020

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial real estate	1	$98	$98
Total	1	$98	$98

For the nine months ended September 30, 2019

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

As of September 30, 2020, and December 31, 2019, the Company has a recorded investment in TDRs of $98 thousand and $3.9 million, respectively.

The concession made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.Derivative Financial Instruments

The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2020 and December 31, 2019. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of September 30, 2020, the Company entered into 21 interest rate swap agreements which are collateralized with $15.8 million in cash.  There were 17 interest rate swap agreements outstanding as of December 31, 2019 which were collateralized with $6.1 million in cash.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Notional Amount	Fair Value

Interest Rate Swap Agreements	(In thousands)
Receive Fixed/Pay Variable Swaps	$157,868	$15,193
Pay Fixed/Receive Variable Swaps	157,868	(15,193)

	December 31, 2019
	Notional Amount	Fair Value

Interest Rate Swap Agreements	(In thousands)
Receive Fixed/Pay Variable Swaps	$94,755	$(6,001)
Pay Fixed/Receive Variable Swaps	94,755	6,001

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

At September 30, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows for its FHLB advances (which is included in other borrowed funds on the consolidated balance sheet) and a portion of its wholesale deposits (which is included in total deposits on the consolidated balance sheet) is as follows:

(Dollars in thousands)
Notional amount	$60,000
Weighted average pay rate	0.87%
Weighted average receive rate	0.23%
Weighted average maturity in years	2.35 years
Unrealized loss relating to interest rate swaps	$(809)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At September 30, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At September 30, 2020 and December 31, 2019, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	September 30, 2020	December 31, 2019
Commitments to grant loans	$40,876	$27,260
Unused commitments to fund loans and lines of credit	171,027	244,367
Commercial and standby letters of credit	8,751	9,002

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $20.7 million and $10.6 million at September 30, 2020 and December 31, 2019, respectively.

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

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At September 30, 2020, 165,211 shares were available to grant under the Plan.

Notes to Unaudited Consolidated Financial Statements

(Continued)

No options were granted during the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, there were 0 and 2,737, respectively, shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and nine months ended September 30, 2019.

A summary of option activity under the Plan as of September 30, 2020, and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2020	1,797,516	$8.09	4.10
Granted	—	—
Exercised	(47,268)	6.46
Forfeited or expired	(3,508)	10.38
Outstanding and Exercisable at September 30, 2020	1,746,740	$8.13	3.40	$3,765,535

(1)  The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on changes in the market value of the Company’s common stock.

The compensation cost that has been charged to income for the Plan was $156 thousand and $198 thousand for the three months ended September 30, 2020 and 2019, respectively. Total compensation cost for the nine months ended September 30, 2020 and 2019 was $532 thousand and $470 thousand, respectively. As of September 30, 2020, all outstanding shares of the Plan are fully vested and amortized. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $6 thousand and $67 for the three months September 30, 2020 and 2019, respectively. Tax benefits recognized for nonqualified stock options during the nine months ended September 30, 2020 and 2019 totaled $82 thousand and $162 thousand, respectively. There were no restricted stock units granted during the nine months ended September 30, 2020. 79,460 restricted stock units were granted during the nine months ended September 30, 2019.

A summary of the Company’s restricted stock unit grant activity as of September 30, 2020 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	109,718	$18.70
Granted	—	—
Vested	(19,986)	19.08
Forfeited	(2,390)	18.70
Balance at September 30, 2020	87,342	$18.61

As of September 30, 2020, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 28 months.

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		September 30, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$3,000	$—	$3,000	$—
Securities of state and local municipalities tax exempt	3,754	—	3,754	—
Securities of state and local municipalities taxable	849	—	849	—
Corporate bonds	11,778	—	11,778	—
SBA pass-through securities	142	—	142	—
Mortgage-backed securities	67,233	—	67,233	—
Collateralized mortgage obligations	24,163	—	24,163	—
Total Available-for-Sale Securities	$110,919	$—	$110,919	$—

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

Loans Held for Sale: At the beginning of the second quarter of 2020, the Company transferred its consumer unsecured loans held for sale portfolio to held for investment at the lower of cost or market as the market for these types of loans receded due to current economic conditions. The portfolio had no loans held for sale at September 30, 2020, compared to $11.2 million at December 31, 2019. For the nine months ended September 30, 2020, the Company recorded a loss on the market value adjustment totaling $451 thousand. The measurement of loss associated with the loans held for sale was based on the observable market price of the loan portfolio. Any fair

Notes to Unaudited Consolidated Financial Statements

(Continued)

value adjustments were recorded in the period incurred as losses on loans held for sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$2,589	$—	$—	$2,589
Other real estate owned	$3,866	$—	$—	$3,866

		Fair Value Measurements
		Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,816	$—	$—	$1,816
Loans held for sale	$11,198	$—	$11,198	$—
Other real estate owned	$3,866	$—	$—	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2020 and December 31, 2019:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$2,589	Discounted value	Marketability/ Selling costs	0% - 10%	(8.84)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$1,816	Discounted appraised value	Marketability/ Selling costs	5% - 8%	(7.84)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019. Fair values for September 30, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of September 30, 2020, using
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
	Carrying	Identical	Observable	Unobservable
	Amount	Assets	Inputs	Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$22,121	$22,121	$—	$—
Interest-bearing deposits at other institutions	73,774	73,774	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	110,919	—	110,919	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,483,078	—	—	1,489,400
Bank owned life insurance	37,913	—	37,913	—
Accrued interest receivable	9,179	—	9,179	—
Financial liabilities:
Checking, savings and money market accounts	$1,147,917	$—	$1,147,917	$—
Time deposits	366,431	—	369,960	—
Federal funds purchased	15,000	—	15,000	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	24,547	—	24,172	—
Accrued interest payable	931	—	931	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of December 31, 2019, using
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
	Carrying	Identical	Observable	Unobservable
	Amount	Assets	Inputs	Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,916	$14,916	$—	$—
Interest-bearing deposits at other institutions	18,226	18,226	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	141,325	—	141,325	—
Restricted stock	6,017	—	6,017	—
Loans held for sale	11,198	—	11,198	—
Loans, net	1,260,295	—	—	1,254,685
Bank owned life insurance	37,069	—	37,069	—
Accrued interest receivable	4,094	—	4,094	—
Financial liabilities:
Checking, savings and money market accounts	$863,383	$—	$863,383	$—
Time deposits	422,339	—	424,398	—
Federal funds purchased	10,000	—	10,000	—
FHLB advances	15,000	—	15,000	—
Subordinated notes	24,487	—	24,564	—
Accrued interest payable	605	—	605	—

Note 8.Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company's restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares - diluted includes only the potential dilution of stock options as of September 30, 2020 and 2019, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were 329,295 shares excluded from the calculation for the period ended September 30, 2020, as they were anti-dilutive. There were no anti-dilutive shares for the period ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$3,874	$4,093	$10,487	$12,104
Weighted average number of shares	13,477	13,862	13,561	13,796
Effect of dilutive securities, restricted stock units and options	414	1,005	576	1,026
Weighted average diluted shares	13,891	14,867	14,137	14,822
Basic EPS	$0.29	$0.30	$0.77	$0.88
Diluted EPS	$0.28	$0.28	$0.74	$0.82

Note 9.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2020 and 2019 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended September 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$3,000	$(705)	$2,295
Net unrealized gains (losses) during the period	(224)	67	(157)
Net reclassification adjustment for gains realized in income	(35)	—	(35)
Other comprehensive income (loss), net of tax	(259)	67	(192)
Balance, end of period	$2,741	$(638)	$2,103

(In thousands)
Nine Months Ended September 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,100	(575)	1,525
Net reclassification adjustment for gains realized in income	(112)	—	(112)
Other comprehensive income (loss), net of tax	1,988	(575)	1,413
Balance, end of period	$2,741	$(638)	$2,103

(In thousands)
Three Months Ended September 30, 2019	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$351	$—	$351
Net unrealized gains (losses) during the period	456	(106)	350
Other comprehensive income (loss), net of tax	456	(106)	350
Balance, end of period	$807	$(106)	$701

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)
Nine Months Ended September 30, 2019	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(2,411)	$—	$(2,411)
Net unrealized gains (losses) during the period	3,218	(106)	3,112
Other comprehensive income (loss), net of tax	3,218	(106)	3,112
Balance, end of period	$807	$(106)	$701

The following table presents information related to reclassifications from accumulated other comprehensive income:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI		Affected Line Item
	into Income		into Income		in the Consolidated
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statements of
Details about AOCI	2020	2019	2020	2019	Income
Gains on sale of available-for-sale securities	$44	$—	$141	$—	Gain on sale of securities available-for-sale
Income tax expense	(9)	—	(29)	—	Income tax expense
Total	$35	$—	$112	$—	Net of tax

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$275	$240	$738	$651
Fees, Exchange, and Other Service Charges	87	103	245	301
Other income	10	6	42	31
Noninterest Income (in-scope of Topic 606)	372	349	1,025	983
Noninterest Income (out-scope of Topic 606)	398	331	1,126	973
Total Noninterest Income	$770	$680	$2,151	$1,956

Notes to Unaudited Consolidated Financial Statements

(Continued)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and 2019, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the nine months ended September 30, 2020 or 2019.

Note 12.Supplemental Cash Flow Information

Below is additional information regarding the Company's cash flows for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$11,130	$13,616
Income taxes	2,055	1,516
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale	2,517	4,164
Unsettled purchases of available-for-sale securities	—	8,163
Unrealized loss on interest rate swaps	(728)	—
Transfer of loans held for sale to loans, net	9,641	—
Initial right of use asset - operating leases	—	12,249
Initial lease liability - operating leases	—	12,656
Right-of-use assets obtained in the exchange for lease
liabilities during the current period	59	2,378
Derecognition of right-of-use assets and lease liability	458	—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The following tables present information about leases:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Right-of-Use-Asset	$11,406	$13,279
Lease Liability	$12,415	$13,686
Weighted Average Remaining Lease Term (Years)	9.97	11.1
Weighted Average discount rate	3.22%	3.32%

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019
Operating Lease Expense	$424	$1,286	$551	$1,466

Cash paid for amounts included in lease liabilities	$393	$1,303	$398	$1,241
Impairment loss on right-of-use asset	—	508	—	—
Derecognition of right-of-use asset and lease liabilities	—	458	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	59	2,078	2,378

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

(In thousands)	September 30, 2020
Three months ending December 31, 2020	$384
Twelve months ending December 31, 2021	1,559
Twelve months ending December 31, 2022	1,599
Twelve months ending December 31, 2023	1,596
Twelve months ending December 31, 2024	1,566
Twelve months ending December 31, 2025	1,441
Thereafter	6,464
Total	$14,609
Less: discount	(2,194)
$12,415

Note 14. Subsequent Event

On October 13, 2020, the Company announced the completion of its private placement of $20 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Company plans to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Company’s subsidiary, FVCbank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2020 and December 31, 2019 and the results of our operations for the three and nine months ended September 30, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results of operations for the balance of 2020, or for any other period.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	changes in the assumptions underlying the establishment of reserves for possible loan losses;
●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues, the imposition of shelter in place orders and restrictions on travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates;
●	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	declines in the Company’s common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

●	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
●	changes in consumer spending and savings habits;
●	technological and social media changes;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the Federal Reserve), inflation, interest rate, market and monetary fluctuations;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	the impact of changes in laws, regulations and policies affecting the real estate industry;
●	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
●	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of users to substitute competitors’ products and services for our products and services;
●	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	changes in the level of our nonperforming assets and charge-offs;
●	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
●	potential exposure to fraud, negligence, computer theft and cyber-crime.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. We are not required to implement the provisions of the current expected credit losses accounting standard (CECL) until January 1, 2023, and are continuing to account for the allowance for loan losses under the incurred loss model. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as the recent coronavirus outbreak and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, competition, and loan review results to support estimates.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (PCI) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At September 30, 2020, we had a specific reserve for impairment of one acquired loan within our allowance for loan losses totaling $61 thousand that had further deteriorated post acquisition.

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

Financial Overview

During the third quarter of 2020, we continued to expand our market share through organic growth, capitalizing on market disruption as a result of recent merger activity.  In addition, as a result of our participation in the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP), we were able to assist over 225 new customers, which represent future loan and deposit growth opportunities.

●	Total assets increased to $1.79 billion at September 30, 2020, compared to $1.54 billion at December 31, 2019, an increase of $256.9 million, or 16.7%. The increase in total assets is primarily attributable to our PPP loan originations, net of fees, totaling $170.3 million during 2020.
●	Total loans, net of deferred fees and costs, increased $227.1 million, or 17.9%, from December 31, 2019 to September 30, 2020. Nonperforming loans, including loans past due 90 days or more and still accruing, as a percentage of total assets were 0.45% at September 30, 2020, compared to 0.70% at December 31, 2019. Nonperforming assets, which includes nonperforming loans and OREO, as a percentage of total assets were 0.67% and 0.95%, at September 30, 2020 and December 31, 2019, respectively.
●	Total deposits increased $228.6 million, or 17.8%, from December 31, 2019 to September 30, 2020, the increase attributable to a combination of deposits from remaining PPP funds and new customer relationships as well as growth in existing customer accounts.
●	Net income was $3.9 million for the three months ended September 30, 2020 compared to $4.1 million for the same period of 2019. For the nine months ended September 30, 2020 and 2019, net income was $10.5 million and $12.1 million, respectively. Year-to-date 2020 net income was impacted by increased provision for loan losses of $4.5 million and the one-time branch closure costs of $676 thousand.

COVID-19 Pandemic Discussion Matters

Employee Matters

As a result of the COVID-19 pandemic stay at home orders to reduce the spread of the disease, the majority of our workforce transitioned to remote access operations towards the end of March 2020. Our information technology infrastructure has afforded our employees the ability to work predominantly remotely with little interruption as we continue to service the needs of our clients in a customer secure environment. As government imposed stay at home orders have further relaxed during the third quarter, more than half of our employees have returned to our offices, under social distancing guidelines requiring employees to maintain safe distances and with more frequent cleaning of our facilities and other practices encouraging a safe work environment.  Management remains connected to employees through biweekly company-wide conference calls and regular notifications and updates through both email and the Company’s intranet as warranted.

Branch Hours

Branch hours and availability, which were modified in consideration of the safety of our employees and clients, were reinstated during the second quarter of 2020. All of our locations have been opened with advanced safety measures and are available during our normal business hours.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act )

The CARES Act, which was enacted March 27, 2020, included several provisions designed to provide relief to individuals and businesses as well as the banking system. Among the more significant components of this legislation was the creation of the SBA’s PPP-covered loans program, which was further expanded by the U.S. Congress during the second quarter of 2020.  Loans made under the PPP are fully guaranteed as to principal and interest by the SBA, whose guarantee is backed by the full faith and credit of the U.S. government. PPP loans afford borrowers forgiveness up to the principal amount of the PPP covered loan if the proceeds are used to retain workers and maintain payroll or make mortgage interest, lease and utility payments. The SBA will reimburse banks that participate in this program for any amount of a PPP covered loan that is forgiven. Because of the SBA guarantee, we are currently not reserving an allowance for loan losses for these loans.

We actively participated in originating PPP loans, and began processing applications at the inception of the program and through the program’s expiration. As of September 30, 2020, we have originated 755 applications for approximately $170.3 million, net of deferred fees.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. At October 31, 2020, remaining payment deferred loans totaled $37.6 million, or 2.5% of the total loan portfolio, comprising 22 loans.  For those commercial real estate loans with approved payment deferrals, these loans are collateralized and well secured.  The table below shows the number of loans deferring payments as of October 31, 2020 and their respective outstanding loan balances by asset class.

COVID Payment Deferrals By Asset Class
	Total Loans Modified		Loans Expected to Resume Payments in 2020		Loans Under Further Analysis and Review		Total Loans
Asset Class	# of Loans	($ in thousands)	# of Loans	($ in thousands)	# of Loans	($ in thousands)	# of Loans	($ in thousands)
Commercial Real Estate – Retail	3	$12,200	1	$3,148	2	$9,051	108	$199,364
Commercial Real Estate - Mixed Use	3	9,893	1	2,128	2	7,766	53	85,303
Specialty Use-Hotel/Lodging/Motel	—	—	—	—	—	—	11	59,104
Commercial Real Estate - Office	3	11,404	3	11,404	—	—	112	114,834
Multi-Family First Lien	1	1,411	—	—	1	1,411	82	103,481
Commercial Real Estate - Industrial	—	—	—	—	—	—	70	98,524
Commercial Real Estate - Special Use/Church	—	—	—	—	—	—	25	47,454
Special Purpose	—	—	—	—	—	—	23	30,729
Other Loan Categories	12	2,664	6	2,562	2	82	2,934	760,925

At October 31, 2020	22	$37,572	11	$19,242	7	$18,310	3,418	$1,499,718
At September 30, 2020	57	$118,711
At June 30, 2020	277	$360,177

Previously modified hotel loans totaling $45.9 million have all resumed contractual loan payments with the exception of one loan totaling $9.7 million, which has moved to the watchlist.  We are working with the borrower to determine the best course of action.  Loans expected to resume payments above are based on conversations with the borrowers and analysis of their financial condition.  Loans under further analysis and review are being closely monitored to determine if further modifications are warranted and to review all options available to us.

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

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $207.1 million at September 30, 2020, or 11.5% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank of Richmond (FRB).  Additional borrowing capacity at the FHLB at September 30, 2020 was approximately $102.9 million. Borrowing capacity with the FRB was approximately $136.6 million at September 30, 2020. In addition, we have investment securities of $111.2 million which are available to pledge at FHLB to provide additional borrowing capacity if needed. We also have unsecured federal funds purchased lines of $254.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

In addition to the funding sources noted above, the Federal Reserve has established a PPP Liquidity Facility (PPPLF), authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral under the CARES Act.  Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies.  In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios.  We do not anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility.

Share Repurchases

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases. For the nine months ended September 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.  We continue to monitor this area and may enter the markets from time to time as determined appropriate.

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

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on our operations, we are aware of the following items that are potentially material to us and our operations.

Financial Condition and Results of Operations

Our interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

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

As part of our annual assessment of our goodwill and other intangible assets, we are engaging a third party specialist to perform an independent valuation during the fourth quarter of 2020.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we are executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of October 31, 2020, remaining payment deferred loans totaled $37.6 million, or 2.5% of the total loan portfolio, comprising 22 loans.  As of October 31, 2020, those customers that requested a second 90-day deferral had a total outstanding principal balance of $19.9 million, representing 12 loans. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program.  The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, we have closed or approved with the SBA 755 PPP loans representing $170.3 million in funding, net of deferred fees. It is our understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

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

Results of Operations—Three and Nine months ended September 30, 2020 and 2019

Overview

We recorded net income of $3.9 million, or $0.28 per diluted common share, for the three months ended September 30, 2020, compared to net income of $4.1 million, or $0.28 per diluted common share, for the three months ended September 30, 2019. Net interest income increased $1.5 million to $13.6 million for the three months ended September 30, 2020, compared to $12.1 million for the three months ended September 30, 2019, primarily a result of a decrease in deposit interest expense of $1.7 million. Provision for loan losses was $1.7 million for the three months ended September 30, 2020, compared to $235 thousand for the same period of 2019. Noninterest income increased $90 thousand to $770 thousand for the three months ended September 30, 2020 as compared to $680 thousand for 2019. Noninterest expense was $7.7 million for the three months ended September 30, 2020 compared to $7.4 million for the same three month period of 2019.

The annualized return on average assets for the three months ended September 30, 2020 and 2019 was 0.89% and 1.10%, respectively. The annualized return on average equity for the three months ended September 30, 2020 and 2019 was 8.44% and 9.46%, respectively.

For the nine months ended September 30, 2020, we recorded net income of $10.5 million, or $0.74 per diluted common share, compared to net income of $12.1 million, or $0.82 per diluted common share, for the nine months ended September 30, 2019. Net income for the nine months ended September 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses.  Net interest income increased $2.3 million to $38.5 million for the nine months ended September 30, 2020, compared to $36.2 million for the nine months ended September 30, 2019, a result of an increase in interest-earning assets through organic growth and a decrease in deposit interest expense year-over-year. Provision for loan losses was $4.5 million for the nine months ended September 30, 2020, compared to $1.3 million for the same period of 2019. Noninterest income increased $195 thousand to $2.2 million for the nine months ended September 30, 2020 as compared to $2.0 million for 2019. Noninterest expense was $23.0 million for the nine months ended September 30, 2020 compared to $21.5 million for the same nine month period of 2019.

The annualized return on average assets for the nine months ended September 30, 2020 and 2019 was 0.84% and 1.13%, respectively. The annualized return on average equity for the nine months ended September 30, 2020 and 2019 was 7.72% and 9.65%, respectively.

We believe the reporting of non-generally accepted accounting principles (non-GAAP) earnings to exclude gain on sales of securities available-for-sale, branch closing impairment charges, and merger and acquisition expenses are more reflective of our operating performance (Operating Earnings).  Operating Earnings for the three months ended September 30, 2020 were $3.8 million, or $0.28 diluted earnings per share, compared to $4.1 million, or $0.28 diluted earnings per share, for the three months ended September 30, 2019.  Operating Earnings for the nine months ended September 30, 2020 were $10.9 million, or $0.77 diluted earnings per share, compared to $12.2 million, or $0.82 diluted earnings per share, for the nine months ended September 30, 2019.  As mentioned previously, both the three and nine month periods ended September 30, 2020 have been impacted by elevated provision for loan losses expense.  A reconciliation of Operating Earnings is shown below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (as reported)	$3,874	$4,093	$10,487	$12,104
Add: impairment on branch closures	—	—	676	—
Add: merger and acquisition expense	—	51	—	133
Subtract: gain on sales of securities available-for-sale	(44)	(3)	(141)	(3)
Add (Subtract): provision for income taxes associated with non-GAAP adjustments	9	(12)	(112)	(30)
Net income, excluding above charges, net of tax (non‑GAAP)	$3,839	$4,129	$10,910	$12,204

Earnings per share - basic (excluding above charges, net of tax)	$0.28	$0.30	$0.80	$0.88

Earnings per share - diluted (excluding above charges, net of tax)	$0.28	$0.28	$0.77	$0.82

Return on average assets (non‑GAAP net income)	0.88%	1.11%	0.87%	1.14%
Return on average equity (non‑GAAP net income)	8.37%	9.55%	8.03%	9.73%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$784,990	$9,005	4.59%	$698,287	$8,366	4.79%
Commercial and industrial	107,716	1,356	5.04%	129,174	1,893	5.86%
Paycheck protection program	170,071	981	2.31%	—	—	0.00%
Commercial construction	225,711	2,421	4.29%	194,327	2,784	5.73%
Consumer real estate	178,531	1,850	4.15%	195,423	2,429	4.97%
Consumer nonresidential	17,834	345	7.72%	24,149	443	7.34%
Total loans (1)	1,484,853	15,958	4.30%	1,241,360	15,915	5.13%

Investment securities (2)	113,395	713	2.52%	131,484	840	2.56%
Restricted stock	6,451	80	4.93%	5,669	88	6.20%
Deposits at other financial institutions and federal funds sold	37,326	16	0.17%	27,972	169	2.40%

Total interest-earning assets and interest income	1,642,025	16,767	4.08%	1,406,485	17,012	4.84%

Noninterest-earning assets:
Cash and due from banks	18,769			10,221
Premises and equipment, net	1,816			2,073
Accrued interest and other assets	99,512			74,685
Allowance for loan losses	(13,117)			(10,034)
Total assets	$1,749,005			$1,483,430

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$379,218	$659	0.69%	$324,658	$1,196	1.46%
Savings and money markets	284,665	386	0.54%	255,046	908	1.41%
Time deposits	311,615	1,458	1.86%	318,056	1,903	2.37%
Wholesale deposits	83,044	187	0.90%	67,376	416	2.45%
Total interest - bearing deposits	1,058,542	2,690	1.01%	965,136	4,423	1.82%

Other borrowed funds	51,934	476	3.64%	43,268	491	4.51%

Total interest-bearing liabilities and interest expense	1,110,476	3,166	1.13%	1,008,404	4,914	1.93%

Noninterest-bearing liabilities:
Demand deposits	423,357			278,354
Other liabilities	31,673			23,523
Common stockholders' equity	183,499			173,149
Total liabilities and stockholders' equity	$1,749,005			$1,483,430

Net interest income and net interest margin		$13,601	3.30%		$12,098	3.41%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $793 thousand and $181 thousand for the three months ended September 30, 2020 and 2019, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2020.

Rate and Volume Analysis

For the Three Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	2020 Compared to 2019
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,039	$(400)	$639
Commercial and industrial	(314)	(223)	(537)
Paycheck protection program	981	—	981
Commercial construction	450	(813)	(363)
Consumer real estate	(214)	(365)	(579)
Consumer nonresidential	(115)	17	(98)
Total loans (1)	1,827	(1,784)	43

Investment securities (2)	(116)	(11)	(127)
Restricted stock	12	(20)	(8)
Deposits at other financial institutions and federal funds sold	56	(209)	(153)

Total interest income	1,779	(2,024)	(245)

Interest expense:

Interest - bearing deposits:
Interest checking	199	(736)	(537)
Savings and money markets	104	(626)	(522)
Time deposits	(40)	(405)	(446)
Wholesale deposits	94	(323)	(229)
Total interest - bearing deposits	357	(2,090)	(1,733)

Other borrowed funds	99	(114)	(15)
Total interest expense	456	(2,204)	(1,748)

Net interest income	$1,323	$180	$1,503
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

Net interest income for the three months ended September 30, 2020 was $13.6 million, compared to $12.1 million for the three months ended September 30, 2020, an increase of $1.5 million, or 12.4%. The increase in net interest income was primarily a result of a decrease in the cost of deposits during 2020 totaling $1.7 million offset by the decrease in yields on interest-earning assets compared to 2019. The yield on average loans decreased 88 basis points to 4.30% for the three months ended September 30, 2020, compared to 5.13% for the same period of 2019. The cost of interest-bearing liabilities decreased 80 basis points to 1.13% for the three months ended September 30, 2020, compared to 1.93% for the same period of 2019, reflecting our efforts to decrease rates on interest-bearing deposits in light of the current rate environment.  During March 2020, in response to market conditions as the economy was impacted by COVID-19, the Federal Open Market Committee of the Federal Reserve reduced its targeted fed funds rate an unprecedented 150 basis points.  We responded quickly by reducing deposit rates substantially to offset the repricing of rates within our variable rate loan portfolio.  We continue to review interest rates on deposits and other borrowed funds and reduce rates where possible.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2020 and 2019 was 3.30% and 3.41%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2020 as compared to 2019, a result of the decreasing rate environment which began during June 2019.  In addition, PPP loans, which earn an interest rate of 1% plus net deferred fees, reduced net interest margin by 11 basis points during the three months ended September 30, 2020 along with excess liquidity, which reduced net interest margin 6 basis points for that same period.  Interest income for the three months ended September 30, 2020 was also impacted by an increase in credit mark accretion of $426 thousand, primarily as a result of improved cash flows for a loan within our acquired loan portfolio which improved net interest margin by 9 basis points.  Net interest income, on a tax equivalent basis, is a financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Nine Months Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP Financial Measurements:
Interest income:
Loans	$15,958	$15,915	$47,257	$46,601
Deposits at other financial institutions and federal funds sold	16	169	119	485
Investment securities available‑for‑sale	706	832	2,333	2,609
Investment securities held‑to‑maturity	2	2	5	28
Restricted stock	79	88	260	234
Total interest income	16,761	17,006	49,974	49,957
Interest expense:
Interest‑bearing deposits	2,690	4,423	10,027	12,355
Other borrowed funds	476	491	1,446	1,374
Total interest expense	3,166	4,914	11,473	13,729
Net interest income	$13,595	$12,092	$38,501	$36,228
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	6	6	18	18
Total tax benefit on tax-exempt interest income	$6	$6	$18	$18
Tax equivalent net interest income	$13,601	$12,098	$38,519	$36,246

Average interest-earning assets increased by 16.8% to $1.64 billion for the three months ended September 30, 2020 compared to $1.41 billion for the three months ended September 30, 2019.  Total interest income on a tax equivalent basis decreased $245 thousand, to $16.8 million for the three months ended September 30, 2020, compared to $17.0 million for the three months ended September 30, 2019, primarily as a result of the current low interest rate environment. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $243.5 million, of which $170.1 million of this increase was related to PPP loan originations, which yielded 2.31% for the three months ended September 30, 2020.  Interest income on total loans increased $43 thousand to $16.0 million for the three months ended September 30, 2020 compared to $15.9 million for the same period of 2019, as average loan volume offset the significant decrease in the average rate of the portfolio. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $93.4 million to $1.06 billion for the three months ended September 30, 2020 compared to $965.1 million for the three months ended September 30, 2019. Average noninterest-bearing deposits increased $145.0 million to $423.4 million for the three months ended September 30, 2020 compared to $278.4 million for the same period in 2019. The increase in total deposits, and specifically noninterest-bearing deposits, reflects a combination of deposits from remaining PPP fundings and new customer relationships as well as growth in existing customer accounts.  The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $54.6 million compared to 2019. Average wholesale deposits increased $15.7 million to $83.0 million for the third quarter of 2020 compared to $67.4 million for the third quarter of 2019. Wholesale deposits increased during the third quarter of 2020 compared to the same period of 2019, as this was a cheaper source of funding for the Bank during 2020.  The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 87 basis points to 3.64% for the three months ended September 30, 2020, from 4.51% for the same period in 2019.  The decrease in the cost of other borrowed funds was a result of FHLB advances recorded during 2020 with an average cost of 1.07%.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2020 and 2019.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest‑earning assets:
Loans(1):
Commercial real estate	$770,820	$26,387	4.56%	$650,381	$23,359	4.79%
Commercial and industrial	107,045	4,214	5.25%	133,083	6,182	6.19%
Paycheck protection program	97,570	1,782	2.44%	—	—	0.00%
Commercial construction	222,844	7,810	4.67%	184,175	7,896	5.72%
Consumer real estate	180,103	5,995	4.44%	201,171	7,616	5.05%
Consumer nonresidential	14,919	833	7.44%	27,316	1,548	7.56%
Total loans(1)	1,393,301	47,021	4.50%	1,196,126	46,601	5.19%

Investment securities(2)	124,380	2,356	2.52%	136,388	2,655	2.60%
Restricted stock	6,302	260	5.51%	5,359	234	5.82%
Loans held for sale, at fair value	4,583	236	6.86%	—	—	0.00%
Deposits at other financial institutions and federal funds sold	43,472	119	0.36%	28,583	485	2.27%

Total interest‑earning assets and interest income	1,572,038	49,992	4.24%	1,366,456	49,975	4.88%

Noninterest‑earning assets:
Cash and due from banks	17,287			7,891
Premises and equipment, net	1,935			2,172
Accrued interest and other assets	94,534			61,160
Allowance for loan losses	(11,662)			(9,597)
Total assets	$1,674,132			$1,428,082

Liabilities and Stockholders’ Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:

Interest checking	$331,600	$2,137	0.86%	$307,372	$3,096	1.35%
Savings and money markets	258,678	1,456	0.75%	255,437	2,825	1.48%
Time deposits	329,003	5,262	2.14%	308,500	5,012	2.17%
Wholesale deposits	111,948	1,172	1.40%	76,713	1,422	2.48%
Total interest ‑ bearing deposits	1,031,229	10,027	1.30%	948,022	12,355	1.74%

Other borrowed funds	55,016	1,446	3.51%	35,425	1,374	5.17%

Total interest‑bearing liabilities and interest expense	1,086,245	11,473	1.41%	983,447	13,729	1.87%

Noninterest‑bearing liabilities:
Demand deposits	376,518			259,236
Other liabilities	30,249			18,202
Common stockholders’ equity	181,120			167,197
Total liabilities and stockholders’ equity	$1,674,132			$1,428,082

Net interest income and net interest margin		$38,519	3.27%		$36,246	3.55%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $2.1 million and $707 thousand for the nine months ended September 30, 2020 and 2019, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2019.

Rate and Volume Analysis

For the Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	2020 Compared to 2019
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:
Loans(1):
Commercial real estate	$4,326	$(1,298)	$3,028
Commercial and industrial	(1,210)	(758)	(1,968)
Paycheck protection program	1,782	—	1,782
Commercial construction	1,658	(1,744)	(86)
Consumer real estate	(798)	(823)	(1,621)
Consumer nonresidential	(703)	(12)	(715)
Total loans(1)	5,055	(4,635)	420

Investment securities(2)	(224)	(75)	(299)
Restricted stock	41	(15)	26
Loans held for sale, at fair value	—	236	236
Deposits at other financial institutions and federal funds sold	255	(621)	(366)

Total interest income	5,127	(5,110)	17

Interest expense:

Interest - bearing deposits:
Interest checking	267	(1,226)	(959)
Savings and money markets	53	(1,422)	(1,369)
Time deposits	308	(58)	250
Wholesale deposits	660	(910)	(250)
Total interest - bearing deposits	1,288	(3,616)	(2,328)

Other borrowed funds	754	(682)	72
Total interest expense	2,042	(4,298)	(2,256)

Net interest income	$3,085	$(812)	$2,273
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2020 and 23% for 2019.

Net interest income for the nine months ended September 30, 2020 was $38.5 million, compared to $36.2 million for the nine months ended September 30, 2019, an increase of $2.3 million, or 6.3%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth during 2020 compared to 2019, despite the decreasing rate environment. The yield on interest-earning assets decreased 64 basis points to 4.24% for the nine months ended September 30, 2020, compared to 4.88% for the same period of 2019. Offsetting this decrease in yield was a 46 basis point decrease in the cost of interest-bearing liabilities, primarily reflecting our efforts to decrease rates on interest-bearing deposits as a result of the decreased rate environment from a year ago.

Average interest-earning assets increased by 15.0% to $1.57 billion for the nine months ended September 30, 2020 compared to $1.37 billion for the nine months ended September 30, 2019. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $197.2 million, of which $97.6 million of this increase was related to PPP loan originations, which yielded 2.44% for the nine months ended September 30, 2020.  Interest income for the nine months ended September 30, 2020 was impacted by a decrease in yields earned on the loan portfolio, which decreased interest income $2.9 million, offset by an increase in interest as a result of loan volumes totaling $3.3 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $83.2 million to $1.03 billion for the nine months ended September 30, 2020 compared to $948.0 million for the nine months ended September 30, 2019. Average noninterest-bearing deposits increased $117.3 million to $376.5 million for the nine months ended September 30, 2020 compared to $259.2 million for the same period in 2019. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $24.2 million compared to 2019. Average wholesale deposits increased $35.2 million to $111.9 million for the nine months ended September 30, 2020 compared to $76.7 million for the nine months ended September 30, 2019. Wholesale deposits increased year-to-date 2020 compared to the same period of 2019, as this was a cheaper source of funding for the Bank during 2020. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 166 basis points to 3.51% for the nine months ended September 30, 2020, from 5.17% for the same period in 2019, a result of decreased funding costs during 2020.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual credit losses, historical trends and specific conditions of individual borrowers. We are not required to implement the provisions of CECL until January 1, 2023, and we are continuing to account for the allowance for loans losses under the incurred loss model.

We recorded a provision for loan losses of $1.7 million for the three months ended September 30, 2020 compared to a provision for loan losses of $235 thousand for the same period of 2019. For the nine months ended September 30, 2020 and 2019, we recorded provision for loan losses totaling $4.5 million and $1.3 million, respectively. The increases in the three and nine months ended September 30, 2020 provision for loan losses compared to 2019, primarily reflects changes in certain qualitative factors as a result of the local economic conditions resulting from the ongoing COVID-19 pandemic, in addition to a slight increase in loan origination volume during 2020, excluding PPP loans. In addition, we evaluated our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic and for those loans that are currently deferring payments. Industry subgroups such as retail, hotels, churches and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves increased $92 thousand for the nine months ended September 30, 2020, a result of the impairment analysis completed for impaired loans during the third quarter of 2020. See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at September 30, 2020 was $14.6 million compared to $10.2 million at December 31, 2019. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for September 30, 2020 was 0.97% compared to 0.81% at December 31, 2019. PPP loans are guaranteed by the U.S. government, and therefore no reserves are currently recorded for PPP loans. The allowance for loan losses to total loans on the Company’s originated loan portfolio, excluding PPP loans and excluding acquired loans, was 1.15% at September 30, 2020, compared to 0.87% at December 31, 2019.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended September 30, 2020 and 2019 was $770 thousand and $680 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $446 thousand for the three months ended September 30, 2020, a decrease of $33 thousand, as compared to the same quarter of 2019, a result of a decrease in loan fee income.  Income from BOLI increased 41.4% to $280 thousand for the third quarter of 2020, compared to $198 thousand for the same period of 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million.

Noninterest income for the nine months ended September 30, 2020 and 2019 was $2.2 million and $2.0 million, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $1.6 million for the nine months ended September 30, 2020, an increase of $77 thousand, as compared to the same period of 2019, a result of an increase in service charges on deposit accounts and other fee income.  Income from BOLI increased 104.1% to $845 thousand for the year-to-date period of 2020, compared to $414 thousand for the same period of 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million.  In addition, noninterest income for the nine months ended September 30, 2020 was improved by gains totaling $141 thousand on the sales of $13.2 million in investment securities available-for-sale.  These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.  Noninterest income for the nine months ended September 30, 2020 was also impacted by losses on loans held for sale totaling $451 thousand.  On April 1, 2020, we transferred our consumer unsecured loans held for sale portfolio to held for investment at the lower of cost or market as the market for these types of loans receded due to current economic conditions.  For the nine months ended September 30, 2019, we recorded $3 thousand in gains on securities available for sale.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $7.7 million and $7.4 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $383 thousand, or 5.2%, which is in line with our targeted expense growth for 2020.

Data processing and network administration expense increased $124 thousand, which was primarily related to planned upgrades to our network infrastructure.  Loan related expenses increased $154 thousand for the three months ended September 30, 2020 compared to the same period of 2019, primarily as a result of expenses incurred to resolve several problem loans during the quarter.  All other increases in noninterest expense for the quarter ended September 30, 2020 as compared to the same period of 2019 are primarily related to supporting the larger organization as a result of continued organic growth.

For the nine months ended September 30, 2020 and 2019, noninterest expense was $23.0 million and $21.5 million, respectively, an increase of $1.4 million, or 6.6%.  During the second quarter of 2020, we decided to close two branch office locations.  Because of the COVID-19 pandemic, more clients have transitioned to our electronic banking products, reducing the need to have physical branch locations to serve our customers.  The right-of-use assets and leasehold improvements written off as a result of closing these locations totaled $676 thousand.  As the branches will not close until early fourth quarter 2020, we do not anticipate cost savings until that time.  Annual cost savings for the closure of these locations related to occupancy expense is expected to be approximately $350 thousand.  Other savings of approximately $250 thousand include salaries and benefits expense as the employees for each of these locations will be filling current vacant positions within the Company, reducing the need to hire additional personnel.

For the nine months ended September 30, 2020, data processing and network administration expense increased $270 thousand, primarily related to the aforementioned planned upgrades to our network infrastructure.  Loan related expenses increased $471 thousand for the nine months ended September 30, 2020 compared to the same period of 2019, primarily as a result of expenses incurred to resolve several problem loans during 2020.  Lastly, Federal Deposit Insurance Corporation (FDIC) insurance increased $316 thousand for the nine months ended September 30, 2020 compared to the same nine month period of 2019, a result of an increase in total assets over the past 12 months and recording an assessment credit of $111 thousand during the third quarter of 2019.

Income Taxes

We recorded a provision for income tax expense of $1.0 million for the three months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2020 was 21.2%, compared to 20.9% for the same period of 2019. Our effective tax rates for the three months ended September 30, 2020 and 2019 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2020 and 2019.

For the nine months ended September 30, 2020 and 2019, we recorded a provision for income tax expense of $2.7 million and $3.3 million, respectively.  Our effective tax rate for the nine months ended September 30, 2020 was 20.5%, compared to 21.3% for the same period of 2019. Our effective tax rate for the nine months ended September 30, 2020 was less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2020.

Discussion and Analysis of Financial Condition

Overview

At September 30, 2020, total assets were $1.79 billion, an increase of 16.7%, or $256.9 million, from $1.54 billion at December 31, 2019. Total loans receivable, net of deferred fees and costs, increased 17.9%, or $227.1 million, to $1.50 billion at September 30, 2020, from $1.27 billion at December 31, 2019. Total investment securities decreased $30.4 million, or 21.5%, to $111.2 million at September 30, 2020, from $141.6 million at December 31, 2019. Total deposits increased 17.8%, or $228.6 million, to $1.51 billion at September 30, 2020, from $1.29 billion at December 31, 2019. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At September 30, 2020, we had FHLB advances totaling $25.0 million compared to $15.0 million at December 31, 2019.  Federal funds purchased increased $5.0 million from December 31, 2019 to September 30, 2020.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.50 billion at September 30, 2020, an increase of $227.1 million, or 17.9%, compared to $1.27 billion at December 31, 2019. The increase in the loans receivable portfolio was primarily attributable to PPP loans originated and funded, net of deferred fees, totaling $170.3 million during 2020 assisting both existing and new customers, in addition to organic loan growth primarily in our commercial real estate and commercial construction portfolios.

Commercial real estate loans totaled $807.9 million at September 30, 2020, compared to $747.7 million at December 31, 2019, an increase of $60.2 million, or 8.1%.  During 2020, we reclassified residential investment loans to consumer real estate totaling $76.4 million and $74.2 million at September 30, 2020 and December 31, 2019, respectively, as these loans were overstating our commercial real estate lending portfolio.  Owner-occupied commercial real estate loans were $186.2 million at September 30, 2020 compared to $205.9 million at December 31, 2019.  Nonowner-occupied commercial real estate loans were $621.7 million at September 30, 2020 compared to $547.8 million at December 31, 2019.  Construction loans totaled $215.5 million at September 30, 2020, or 14.3% of total loans receivable.  Of the $215.5 million in construction loans, $40.2 million are collateralized by land and there are no lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).  Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration.  We plan to manage this portion of our portfolio in a disciplined manner.  We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at September 30, 2020 and at December 31, 2019.

Loans Receivable

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Commercial real estate	$807,854	$747,675
Commercial and industrial	112,025	115,103
Paycheck protection program	173,961	—
Commercial construction	215,513	215,983
Consumer real estate	177,032	182,812
Consumer nonresidential	17,357	11,290

Gross loans	1,503,742	1,272,863

Less:

Allowance for loan losses	14,556	10,231
Unearned income and (unamortized premiums)	6,108	2,337

Loans receivable, net	$1,483,078	$1,260,295

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and still accruing, and OREO at September 30, 2020 were $11.9 million compared to $14.6 million at December 31, 2019. Nonperforming loans of $3.6 million are from our acquired loan portfolio at September 30, 2020.  Our ratio of nonperforming assets to total assets was 0.66% at September 30, 2020 compared to 0.95% at December 31, 2019. Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $2.7 million during the nine months ended September 30, 2020.  Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio.  For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss.  As a result of the analysis completed, we have specific reserves totaling $456 thousand and $392 thousand at September 30, 2020 and December 31, 2019, respectively.  Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

There was one loan classified as a TDR totaling $98 thousand during the quarter ended September 30, 2020, compared to one TDR at December 31, 2019 totaling $3.9 million that paid off during the first quarter of 2020.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At September 30, 2020, we had $14.3 million in loans identified as special mention within the originated loan portfolio, a decrease of $2.7 million from December 31, 2019.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract.  The decrease from December 31, 2019 was primarily related to two loans totaling $11.1 million having been paid off in full including interest within this risk category during the first quarter of 2020, and three loans downgraded during 2020.  At September 30, 2020, we had $15.2 million in loans identified as substandard within the originated loan portfolio, an increase of $5.3 million from December 31, 2019. The increase in substandard loans was primarily related to one loan, which was previously a COVID-19 modified hotel loan.  We are working with the borrower to determine the best course of action.  Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  At September 30, 2020, specific reserves on originated and acquired loans totaling $456 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.02% for the nine months ended September 30, 2020, compared to annualized net charge-offs to average loans receivable of 0.04% for the nine months ended September 30, 2019. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$7,699	$9,693

Loans contractually past‑due 90 days or more and still accruing	306	1,032

Total nonperforming loans (NPLs)	$8,005	$10,725

Other real estate owned (OREO)	3,866	3,866

Total nonperforming assets (NPAs)	$11,871	$14,591
Performing troubled debt restructurings (TDRs)	$98	$3,903

NPLs/Total Assets	0.45%	0.70%
NPAs/Total Assets	0.66%	0.95%
NPAs and TDRs/Total Assets	0.67%	1.20%
Allowance for loan losses/NPLs	181.84%	95.39%

Nonperforming Loans by Type

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Commercial real estate	$3,449	$4,657
Commercial and industrial	3,104	4,142
Commercial construction	820	820
Consumer real estate	232	1,094
Consumer nonresidential	400	12
	$8,005	$10,725

At September 30, 2020 and December 31, 2019, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified the following subgroups of industry segments most impacted by the pandemic. As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  At October 31, 2020, remaining payment deferred loans totaled $37.6 million, or 2.5% of the total loan portfolio, comprising 22 loans.  For those commercial real estate loans with approved payment deferrals, these loans are collateralized and well secured.  The table below shows the number of loans deferring payments as of October 31, 2020 and their respective outstanding loan balances by asset class.

COVID Payment Deferrals By Asset Class
	Total Loans Modified		Loans Expected to Resume Payments in 2020		Loans Under Further Analysis and Review		Total Loans
Asset Class	# of Loans	($ in thousands)	# of Loans	($ in thousands)	# of Loans	($ in thousands)	# of Loans	($ in thousands)
Commercial Real Estate – Retail	3	$12,200	1	$3,148	2	$9,051	108	$199,364
Commercial Real Estate - Mixed Use	3	9,893	1	2,128	2	7,766	53	85,303
Specialty Use-Hotel/Lodging/Motel	—	—	—	—	—	—	11	59,104
Commercial Real Estate - Office	3	11,404	3	11,404	—	—	112	114,834
Multi-Family First Lien	1	1,411	—	—	1	1,411	82	103,481
Commercial Real Estate - Industrial	—	—	—	—	—	—	70	98,524
Commercial Real Estate - Special Use/Church	—	—	—	—	—	—	25	47,454
Special Purpose	—	—	—	—	—	—	23	30,729
Other Loan Categories	12	2,664	6	2,562	2	82	2,934	760,925

At October 31, 2020	22	$37,572	11	$19,242	7	$18,310	3,418	$1,499,718
At September 30, 2020	57	$118,711
At June 30, 2020	277	$360,177

Previously modified hotel loans totaling $45.9 million have all resumed contractual loan payments with the exception of one loan totaling $9.7 million, which has moved to the watchlist.  We are working with the borrower to determine the best course of action.  Loans expected to resume payments above are based on conversations with the borrowers and analysis of their financial condition.  Loans under further analysis and review are being closely monitored to determine if further modifications are warranted and to review all options available to us.

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

At September 30, 2020, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At September 30, 2020, our commercial real estate portfolio (including construction lending) was 68.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$12,894	$9,996	$10,231	$9,159

Provision for loan losses	1,700	235	4,516	1,255

Loans charged off:
Commercial real estate	(2)	—	(115)	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer residential	—	—	(3)	—
Consumer real estate	—	—	(3)	—
Consumer nonresidential	(85)	(187)	(149)	(370)
Total loans charged off	(87)	(187)	(267)	(370)

Recoveries:
Commercial real estate	9	—	9	—
Commercial and industrial	1	—	20	—
Commercial construction	—	—	—	—
Consumer residential	1	—	2	—
Consumer real estate	—	—	2	—
Consumer nonresidential	39	24	45	24
Total recoveries	49	24	76	24

Net (charge offs) recoveries	(38)	(163)	(191)	(346)

Ending balance	$14,556	$10,068	$14,556	$10,068

	September 30,
Loans, net of deferred fees:	2020	2019
Balance at period end	$1,497,634	$1,243,405
Allowance for loan losses to loans receivable, net of fees	0.97	0.81%
Net charge‑offs (recoveries) to average loans receivable, annualized	0.02	0.04%

Allocation of the Allowance for Loan Losses

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,		December 31,
	2020		2019
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,717	53.73%	$6,399	64.55%
Commercial and industrial	1,405	7.45%	1,275	9.04%
Paycheck protection program	—	11.57%	—	0.00%
Commercial construction	2,054	14.33%	2,067	16.97%
Consumer real estate	828	11.77%	417	8.55%
Consumer nonresidential	552	1.15%	73	0.89%

Total allowance for loan losses	$14,556	100.00%	$10,231	100.00%

*	Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of September 30, 2020 and December 31, 2019 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $110.9 million at September 30, 2020, a decrease of $30.4 million or 21.5%, from $141.3 million at December 31, 2019. We sold $13.2 million in available-for-sale investment securities during the nine months ended September 30, 2020.  These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.

As of September 30, 2020 and December 31, 2019, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $10.4 million and $11.3 million at September 30, 2020 and December 31, 2019, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At September 30, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of September 30, 2020 and December 31, 2019.

We hold restricted investments in equities of the FRB, and FHLB. At September 30, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at September 30, 2020 and December 31, 2019.

Investment Securities

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,		December 31,
	2020		2019
		Percent of		Percent of
	Balance	Total	Balance	Total
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$264	0.26%	$264	0.19%
Total held‑to‑maturity securities	$264	0.26%	$264	0.19%

Available‑for‑sale
Securities of U.S. government and federal agencies	$3,000	2.79%	$4,000	2.84%
Securities of state and local municipalities	4,499	4.18%	4,631	3.29%
Corporate bonds and securities	11,975	11.12%	6,984	4.97%
Mortgage‑backed securities	87,974	81.68%	124,757	88.71%
Total available‑for‑sale securities	$107,448	99.74%	$140,372	99.81%

Total investment securities	$107,712	100.00%	$140,636	100.00%

The following tables present the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2020 and December 31, 2019.

Investment Securities by Stated Maturity

At September 30, 2020

(Dollars in thousands)

	At September 30, 2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held‑to‑maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%

Available‑for‑sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$3,000	2.32%	$—	—	$3,000	2.32%
Securities of state and local municipalities	—	—	1,023	2.25%	1,630	2.20%	1,846	2.97%	4,499	2.53%
Corporate bonds	—	—	1,000	0.54%	10,975	5.37%	—	—	11,975	4.97%
Mortgage‑backed securities	—	—	—	—	15,159	2.24%	72,815	2.35%	87,974	2.33%
Total available‑for‑sale securities	$—	—	$2,023	1.40%	$30,764	3.36%	$74,661	2.37%	$107,448	2.63%

Total investment securities	$—	—	$2,023	1.40%	$31,028	3.35%	$74,661	2.37%	$107,712	2.63%

Deposits and Other Borrowed Funds

Total deposits were $1.51 billion at September 30, 2020, an increase of $228.6 million, or 17.8%, from $1.29 billion at December 31, 2019. Noninterest-bearing deposits totaled $431.3 million at September 30, 2020, comprising 28.5% of total deposits and increased $125.1 million, or 40.8%, compared to December 31, 2019. Core deposits, which represent total deposits less wholesale deposits, increased $233.6 million, or 19.7%, to $1.42 billion at September 30, 2020 compared to $1.19 billion at December 31, 2019.  The increase in core deposits reflects a combination of deposits from remaining PPP funds and new customer relationships as well as growth in existing customer accounts.  Wholesale deposits totaled $95.0 million, or 6.3% of total deposits at September 30, 2020, compared to $100.0 million at December 31, 2019.

At September 30, 2020, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 7.1% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at September 30, 2020 and December 31, 2019.

Deposit Composition

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,		December 31,
	2020		2019
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$431,322	—	$306,235	—
Interest bearing - checking, savings and money market	716,595	0.38%	557,148	1.18%
Time deposits $100,000 or more	221,825	1.78%	270,508	2.37%
Other time deposits	144,606	0.89%	151,831	2.19%
	$1,514,348		$1,285,722

The remaining maturity of time deposits at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Three months or less	$120,572	$114,991
Over three months through six months	123,399	94,550
Over six months through twelve months	43,246	114,281
Over twelve months	79,214	98,517
	$366,431	$422,339

We are a member of the Promontory Interfinancial Network (Promontory) which gives us the ability to offer Certificates of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for Promontory, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2020 and December 31, 2019, we had $117.3 million and $71.4 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The increase from December 31, 2019 is a result of certain customers wanting additional FDIC insurance protection as a result of the pandemic in addition to increases in customer deposit activity in these products.

The following table reports those certificates of deposit that exceed $100,000 by maturity as of September 30, 2020 and December 31, 2019.

Certificates of Deposit Over $100,000

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Three months or less	$50,825	$45,309
Over three months through six months	81,591	59,303
Over six months through twelve months	29,533	93,456
Over twelve months	59,876	72,440
	$221,825	$270,508

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $64.5 million at September 30, 2020, and consisted of $15.0 million in federal funds purchased, $25.0 million in FHLB advances and $24.5 million of subordinated notes.  At December 31, 2019, we had other borrowed funds totaling $49.5 million, which consisted of $10.0 million in fed funds purchased, $15.0 million in FHLB advances and subordinated notes totaling $24.5 million.

The following table reflects the short-term borrowings and other borrowed funds outstanding at September 30, 2020 and December 31, 2019.

Other Borrowed Funds

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,		December 31,
	2020		2019
	Amount	Weighted	Amount	Weighted
	Outstanding	Average Rate	Outstanding	Average Rate
Other short‑term borrowed funds:
Federal funds purchased	$15,000	1.34%	$10,000	1.60%
FHLB advances - short term	25,000	1.07%	15,000	1.73%
Total borrowed funds and weighted average rate	$40,000	1.17%	$25,000	1.68%

Other borrowed funds:
Subordinated Debt	$24,547	6.00%	$24,487	6.00%
Total other borrowed funds and weighted average rate	$24,547	6.00%	$24,487	6.00%

Total borrowed funds and weighted average rate	$64,547	3.01%	$49,487	3.82%

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

Shareholders’ equity at September 30, 2020 was $184.5 million, an increase of $5.4 million, compared to $179.1 million at December 31, 2019. During the first quarter of 2020, we adopted a share repurchase program. The Company may purchase up to 1,112,165 shares of our issued and outstanding shares of common stock, or approximately 8% of outstanding shares as of December 31, 2019.  For the nine months ended September 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.  Due to the uncertainty related to the potential economic impact of the COVID-19 pandemic, we have temporarily suspended share repurchases.  Offsetting share repurchases during the nine months ended September 30, 2020 was the recognition of net income of $10.5 million. Common stock issued as a result of option exercises increased shareholders’ equity by $260 thousand for the nine months ended September 30, 2020. Accumulated other comprehensive income increased $1.4 million during 2020, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for September 30, 2020 and December 31, 2019 was 10.3% and 11.7%, respectively. Tangible book value per share at September 30, 2020 and December 31, 2019 was $13.06 and $12.26, respectively. The Bank’s CBLR at September 30, 2020 was 11.02%.  Total risk-based capital to risk-weighted assets for the Bank was 13.43% at December 31, 2019, which was the former capitalization calculation completed prior to the adoption of CBLR. Accordingly, we were considered “well capitalized” for regulatory purposes at September 30, 2020 and December 31, 2019.

On October 13, 2020, we announced the completion of our private placement of $20 million of our 4.875% Fixed to Floating Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors.  The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years.  Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025.  The Notes have been structured to qualify as Tier 2 capital for regulatory purposes.  We plan to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at our bank subsidiary, FVCbank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

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

The following tables shows the minimum capital requirement and our capital position at September 30, 2020 and December 31, 2019 for the Bank.

Capital Components

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2020
Leverage capital ratio	191,082	11.02%	113,497	>	9.00%

At December 31, 2019
Total risk-based capital	$192,364	13.43%	$150,369	>	10.500%	$143,208	>	10.00%
Tier I risk-based capital	182,121	12.72%	121,727	>	8.500%	114,567	>	8.00%
Common equity tier I capital	182,121	12.72%	100,246	>	7.000%	93,085	>	6.50%
Leverage capital ratio	182,121	12.15%	98,214	>	6.500%	75,550	>	5.00%

Tangible Book Value

At September 30, 2020 and December 31, 2019

Dollars in thousands, except per share data

		For the Period
	For the Period	Ended
	Ended September 30,	December 31,
	2020	2019
Total stockholders’ equity	$184,490	$179,078
Less: goodwill and intangibles, net	(8,440)	(8,689)
Tangible Common Equity	$176,050	$170,389

Book value per common share	$13.69	$12.88
Less: intangible book value per common share	(0.63)	(0.62)
Tangible book value per common share	$13.06	$12.26

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

Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $206.8 million at September 30, 2020, or 11.5% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. The increase in liquid assets is a result of an increase in deposits that occurred during 2020 as a result of PPP loan fundings, new customer onboarding, and increases in balances from existing customers.  We held investments that are classified as held-to-maturity in the amount of $264 thousand at September 30, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2020 was approximately $102.9 million. Borrowing capacity with the FRB was approximately $136.6 million at September 30, 2020. These facilities are subject to the FHLB and the FRB approving disbursement to us. In addition, we have investment securities of $110.9 million which are available to pledge at FHLB to provide additional borrowing capacity if needed.

We also have unsecured federal funds purchased lines of $254.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

In addition to the funding facilities noted above, the Federal Reserve has established the PPPLF, authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral during the second quarter of 2020 under the CARES Act.  Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies.  In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios.  The interest rate on this facility is fixed at 0.35% for the term of the facility.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at September 30, 2020. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At September 30, 2020 and December 31, 2019, unused commitments to fund loans and lines of credit totaled $171.0 million and $244.4 million, respectively. Commercial and standby letters of credit totaled $8.8 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively.

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

At September 30, 2020, our asset/liability position was neutral based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the two-year time frame. Our net interest income would decrease by 0.8% in an up 100 basis point scenario and would decrease by 0.8% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 0.5% in an up 100 basis point scenario and would increase by 4.0% in an up 400 basis point scenario. This neutral asset/liability position is caused by the level of fixed-rate PPP loans we originated and the increase in non-interest demand deposits we have experienced during 2020.  At September

30, 2020 and December 31, 2019, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2020 and December 31, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
September 30, 2020		December 31, 2019
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	−0.80%	+400	−0.69%
+300	−0.79%	+300	−0.20%
+200	−0.94%	+200	0.11%
+100	−0.76%	+100	0.11%
0	—	0	—
−100	0.60%	−100	0.56%
−200	−0.79%	−200	−0.80%

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

The interest rate risk to capital at September 30, 2020 and December 31, 2019 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At September 30, 2020 and December 31, 2019, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
September 30, 2020		December 31, 2019
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	economic value of equity	rates (basis points)	economic value of equity
+400	8.75%	+400	−13.72%
+300	7.94%	+300	−9.36%
+200	6.11%	+200	−5.21%
+100	3.29%	+100	−1.99%
0	—	0	—
−100	0.51%	−100	1.68%
−200	1.34%	−200	1.55%

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

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

For the nine months ended September 30, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020.

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we have temporarily suspended stock repurchases.

Item 3.Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

(a)	None.
(b)	None.

Item 6.Exhibits

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 14, 2020).
10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 14, 2020).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 9, 2020	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)