Form 10-K
period 2020-12-31
FVCBankcorp, Inc.
filed 2021-03-25
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38647

FVCBankcorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	47-5020283 (I.R.S. Employer Identification No.)

11325 Random Hills Road, Suite 240 Fairfax, Virginia (Address of principal executive offices)	22030 (Zip Code)

Registrant’s telephone number, including area code:   (703) 436-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value	FVCB	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020: $125,869,695.

The number of shares outstanding of Common Stock, as of March 19, 2021, was 13,639,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K, as well as other periodic reports filed with the U.S. Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and its subsidiary (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues; the imposition of any restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; and the timing of distribution, effectiveness, and acceptance of vaccines against COVID-19;
●	general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;
●	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	changes in the assumptions underlying the establishment of reserves for possible loan losses;
●	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	declines in the Company’s common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;

●	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
●	changes in consumer spending and savings habits;
●	technological and social media changes;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	the impact of changes in laws, regulations and policies affecting the real estate industry;
●	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
●	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of users to substitute competitors’ products and services for our products and services;
●	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	changes in the level of our nonperforming assets and charge-offs;
●	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
●	potential exposure to fraud, negligence, computer theft and cyber-crime.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled “Risk Factors” in Item 1A below. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I

Item 1. Business

Overview

FVCBankcorp, Inc. (the “Company”) is a registered bank holding company headquartered in Fairfax, Virginia. We operate primarily through our sole subsidiary, FVCbank, (the “Bank”), a community oriented, locally-owned and managed commercial bank organized under the laws of the Commonwealth of Virginia. We serve the banking needs of commercial businesses, nonprofit organizations, professional service entities, and their respective owners and employees located in the greater Washington, D.C. and Baltimore metropolitan areas. The Company was established as the holding company for the Bank in 2015.

Since the Bank began operations in November 2007, it has grown largely organically, through de novo branch expansion, banker and customer acquisition, and two whole-bank acquisitions. In 2012, we completed the acquisition of 1st Commonwealth Bank of Virginia (“1st Commonwealth”), a $58.9 million asset savings and loan association in Arlington, Virginia.

On October 12, 2018, we completed our acquisition of Colombo Bank (“Colombo”), which was headquartered in Rockville, Maryland, and added five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.

Our acquisition of Colombo supported our business allowing us to expand our presence in adjacent markets where we lend, but in which we had no physical presence. Colombo’s branch locations strengthened our strategy as they enabled us to add lenders and banking services in areas where we lend. Our strong infrastructure and wide range of products and services allowed us to develop deeper relationships with Colombo’s customers, as well as enhance our platform for generating new relationships.

Market Area

We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas (“MSA”), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2020, the Washington MSA had total deposits of $269.4 billion, excluding deposits maintained by a national brokerage firm, and the Baltimore MSA had total deposits of $94.4 billion, based on Federal Deposit Insurance Corporation (“FDIC”) data.

Our market area's unemployment rate has generally remained below the national average for the last several years. Currently, while the area's unemployment rate has increased significantly, it is still below the national average. Our market area has the benefit of a highly trained and educated workforce concentrated in government and professional service businesses. These factors have provided a greater amount of resiliency during the pandemic on the overall employment metrics for our market.

In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. As of December 31, 2019, the Washington MSA had a median household income of $105,659, which ranks as sixth highest among all MSAs nationally, and a population of 6.3 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 5.6% as of December 2020. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 15 Fortune 500 companies, including eight based in Fairfax County.

The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2019, the Baltimore MSA had a median household income of $83,160 which represented 3.3% growth over the previous year. The Baltimore MSA has an unemployment rate of 5.6% as of December 2020. With a population of 2.8 million, the top industries of the Baltimore MSA include health care, education, and professional, scientific and technical services.

Our business, financial condition, and results of operations have been profoundly affected by the pandemic, which will potentially have adverse effects on our future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a significant disruption to economic and commercial activity and financial markets. The local economy in which we operate had continued to strengthen and expand into early 2020 with low unemployment, high consumer confidence, increased housing development, and stable housing prices. Now, as a result of the pandemic, our business opportunities may be tempered by concerns such as employment opportunities, the effects of remote work environments, the impact of continued government stimulus, and wage growth. Overall, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.

Growth Strategy

Our approach features competitive customized financial services offered to customers and prospects in a personal relationship context by seasoned professionals. We provide a full range of banking services that become integral to our customers’ business operations, which helps to enhance our ability to retain our relationships. We offer a better value proposition to our customers by providing high-touch service with few added fees. Our capabilities and reputation enable us to be selective in loan and customer selection, which contributes to our strong asset quality, and our ability to provide multiple services to customers.

We intend to continue expanding our market position through organic growth, through expansion of our relationships with our existing customers, acquisition of new customers and acquisition of seasoned bankers with strong customer relationships, through selective branching, and potentially opportunistic acquisitions or other strategic transactions, while increasing profitability, maintaining strong asset quality and a high level of customer service.

Our success has been driven by our mission to help our clients, communities and employees prosper. We strive to exceed our clients’ expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, our advisory board and our shareholders as many of our shareholders are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals actively promote us has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.

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

Lending Products

We provide a variety of lending products to small and medium-sized businesses, including (i) commercial real estate loans; (ii) commercial construction loans; (ii) commercial loans for a variety of business purposes such as for working capital, equipment purchases, lines of credit, and government contract financing; (iii) Small Business Administration (“SBA”) lending; (iv) asset based lending and accounts receivable financing; (v) home equity loans, or home equity lines of credit; and (vi) consumer loans for constructive purposes. Although we do not generally actively originate them, we have acquired pools of other types of loans, and we have purchased whole residential loans in our market area, student loans and other consumer loans, in order to diversify the loan portfolio, put capital to work before organic loan production requires it, and to increase margin. We may also purchase participations from other banks in our market. Any acquired loans must meet our standard underwriting requirements.

During 2020, we participated in the SBA’s Paycheck Protection Program ("PPP"), which provided forgivable loans to small businesses to enable them to maintain payroll, rehire employees who had been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and provide for the full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet forgiveness criteria will enter a repayment period of either 2 or 5 years. At December 31, 2020, PPP loans totaled $155.8 million, or 10.6% of total loans. We continue to originate PPP loans as part of the 2021 program for first and second draw loans.

Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2020, owner occupied commercial real estate loans represented 12.4% of the loan portfolio. At December 31, 2020, non-owner occupied commercial real estate loans represented approximately 41.3% of the loan portfolio and multi-family residential real estate comprised 5.0% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.0. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.

Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2020, such loans represented 15.1% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.

Commercial Loans, Government Contracting. Commercial loans, excluding PPP loans, for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 8.1% of our loan portfolio at December 31, 2020. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower’s operating business is often the principal source of debt service, with a secondary emphasis on other collateral.

We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on “classified” projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2020, outstanding loans to government contractors represented 31.4% of our commercial and industrial segment. Total commitments to government contractors totaled $178.0 million at December 31, 2020. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.

Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2020, HELOCs comprise 4.2% of total loans. Loans originated for residential 1-4 family trust investment purposes comprise 5.0% of total loans as of December 31, 2020. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification. At December 31, 2020, 1-4 family residential mortgage loans represented 2.2% of the loan portfolio.

Other Loans. We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.

The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate, including as a result of the COVID-19 pandemic and related disruptions, business and individual borrowers may be less able to meet their obligations to us in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.

Our goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2020, the Bank had a legal lending limit of $33.6 million. At December 31, 2020, our average funded loan size outstanding, excluding PPP loans, for commercial real estate (including commercial construction) and commercial loans was $1.9 million and $239 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.

Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.01 billion and constituted 68.8% of total loans as of December 31, 2020, and commercial loans, including loans to government contractors, which totaled $119.5 million and constituted 8.1% of total loans as of December 31, 2020. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2020.

Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2020, commercial real estate loans as defined for regulatory purposes represented 372% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 99% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 82% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.

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

As of June 30, 2020, there were approximately $269.4 billion in total deposits shared between banking institutions located in Washington MSA, according to the FDIC. As of that date, our deposit market share was approximately 0.55%, excluding deposits maintained in the Washington MSA by a national brokerage firm. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, financial technology companies and other financial institutions operating in the Washington and Baltimore MSAs and elsewhere.

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

Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management, and approved by the board of directors. Our written loan policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.

Our management of interest rate and liquidity risk is overseen by our Asset and Liability Committee, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure reviews financial performance, trends, and significant variances to budget; reviews and recommends for board approval risk limits and tolerances; reviews ongoing monitoring and reporting regarding our performance with respect to these areas of risk, including compliance with board-approved risk limits and stress-testing; ensures annual back-testing and independent validation of models at a frequency commensurate with risk level; reviews all hedging strategies and recommends changes as appropriate; reviews and recommends our contingency funding plan; establishes wholesale borrowing limits to be submitted to the board of directors; and acts as a second line of defense in reviewing information and reports submitted to the committee for the purpose of identifying, investigating, and assuring remediation, to its satisfaction, of errors or irregularities, if any.

Investment Portfolio

Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity to fund loans and meet the demands of depositors. It provides additional interest income and we seek to have limited interest rate risk and credit risk. We currently classify substantially all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in securities of the U.S. government and its agencies; mortgage back securities and collateralized mortgage obligations issued and fully backed by U.S. government agencies, securities of municipalities and to a lesser extent corporate bonds and other obligations, in each case meeting identified credit standards, and certificates of deposit. The securities portfolio, along with certain loans, may also be used to collateralize public deposits, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings, and Federal Reserve Bank of Richmond (“FRB”) borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities.

Employees

As of December 31, 2020, we had 121 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

As a result of the COVID-19 pandemic stay at home orders to reduce the spread of the disease, the majority of our workforce transitioned to remote access operations towards the end of March 2020. Our information technology infrastructure has afforded our employees the ability to work predominantly remotely with little interruption as we continue to service the needs of our clients in a customer secure environment. As government imposed stay at home orders have further relaxed, more than half of our employees have returned to our offices under social distancing guidelines requiring employees to maintain safe distances, and with more frequent cleaning of our facilities and other practices encouraging a safe work environment. Management remains connected to employees through monthly company-wide conference calls and regular notifications and updates through both email and the Company's intranet as warranted.

Branch hours and availability, which were modified in consideration of the safety of our employees and clients, were reinstated during the second quarter of 2020. All of our locations have been opened with advanced safety measures and are available during our normal business hours.

Additional Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “FVCB.” We maintain a website at www.fvcbank.com.

We make available free of charge through our website all of our U.S. Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at www.sec.gov. Information on our website does not constitute part of, and is not incorporated into, this report or any other filing we make with the SEC.

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

The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“the Act”), and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also examine the Company and each of its subsidiaries. As a small bank holding company under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below.

The Act requires approval of the Federal Reserve for, among other things, a bank holding company’s direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all of the assets of, any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve may approve the acquisition.

With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in a company that engages in, activities which the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Some of the activities that the Federal Reserve has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare. The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

The Gramm Leach-Bliley Act of 1999 (“GLB Act”), allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

The Act and the Federal Deposit Insurance Act (“FDIA”), require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution’s failure.

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

The Bank. The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions (the “VBFI”) and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

Banking is a business, which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and on securities held in its investment portfolio constitutes the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

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

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through “financial subsidiaries.”

Brokered Deposits. A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution’s deposits are excluded from the definition of brokered deposits, where the institution is “well-capitalized” and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well-capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. The FDIC has proposed to adopt regulations that are intended to expand the ability of institutions to accept brokered deposits by, among other things, simplifying the process by which institutions and deposit brokers nay obtain exemptions from the restriction or conditions on the acceptance of brokered deposits.

Anti-Money Laundering Laws and Regulations. The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities ("AML laws"). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Capital Adequacy. The Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

The federal banking agencies have adopted rules, referred to as the Basel III Rules, to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision (“Basel III”). The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital (“CET1”), (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iii) expanded the scope of the adjustments to capital that may be made as compared to existing regulations, and (iv) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements.

The Basel III Rules require institutions to maintain: (i) a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a “capital conservation buffer” of 2.5%, or 7.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of 8.0%, plus the capital conservation buffer, or 10.5%; and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average of the month-end ratios each month during a calendar quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer of 2.5%. The current policy of the Federal Reserve is to maintain the countercyclical capital buffer at 0% in a normal risk environment.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases, and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

Under the Basel III Rules, mortgage-servicing assets and deferred tax assets are subject to certain restrictions on their inclusion as capital. Certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of CET1 and an aggregate limit of 15% of CET1. The amount of these items in excess of the 10% and 15% thresholds are deducted from CET1. Amounts of mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds are assigned a 250% risk weight. Finally, the Basel III Rules increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Basel III Rules also include, as part of the definition of CET1, a requirement that banking institutions include the amount of additional other comprehensive income, or AOCI, which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rules to that institution. The Bank opted out of this requirement and, as such, does not include AOCI in its regulatory capital calculation.

The Basel III Rules provide for the manner of calculating risk-weighted assets (“RWAs”), including the recognition of credit risk mitigation, such as the financial collateral and a range of eligible guarantors. They also include the risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value, or LTV, and equity components. In particular, loans categorized as “high-volatility commercial real estate,” or HVCRE, loans are required to be assigned a 150% risk weighting and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), expanded the exclusion from HVCRE loans to include credit facilities financing the acquisition or refinance of, or improvements to, existing income producing property, secured by the property, if the cash flow being generated by the property is sufficient to support the debt service and expenses of the property in accordance with the institution’s loan criteria for permanent financing. The EGRRCPA also provides that the value of contributed property will be its appraised value, rather than its cost. The EGRRCPA permits an institution to reclassify an HVCRE loan as a non-HVCRE loan upon substantial completion of the project, where the cash flow from the property is sufficient to support debt service and expenses, in accordance with the institution’s underwriting criteria for permanent financing.

The EGRRCPA also directed the federal banking agencies to develop a “Community Bank Leverage Ratio,” (“CBLR”), calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such institution is considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. These CBLR rules were modified in response to the COVID-19 pandemic. See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021" below. We adopted this simplified capital regime on January 1, 2020, but there can be no assurance that satisfaction of the CBLR will provide adequate capital for their operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of RWAs, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank.

In 2016, FASB issued the current expected credit losses (“CECL”) model, which will become applicable to us on January 1, 2023. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution would recognize a one-time cumulative effect adjustment to the allowance for credit losses. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations for this purpose. The following capital requirements currently apply to the Bank for purposes of Section 38.

	Total	Tier 1	Common		Tangible	Supplemental
	Risk‑Based	Risk‑Based	Equity Tier 1	Leverage	Equity to	Leverage
Capital Category	Capital Ratio	Capital Ratio	Capital Ratio	Ratio	Assets	Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the appropriate federal banking agency notifies the institution that it has remained adequately capitalized for four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA that are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is required to be placed in conservatorship or receivership within 90 days, unless the FDIC formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized during the fourth calendar quarter after the date it became critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after an institution becomes critically undercapitalized unless good cause is shown and an extension is agreed to by the federal regulators. In general, good cause requires that adequate capital has been raised and is imminently available for infusion into the institution, except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

The Dodd-Frank Act. The Dodd-Frank Act made significant changes to the U.S. bank regulatory structure, affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required a number of federal agencies to adopt a broad range of rules and regulations. The following provisions are considered to be of greatest significance to the Company:

•	Expanded the authority of the Federal Reserve to examine bank holding companies and their subsidiaries, including insured depository institutions.
•	Required a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.
•	Provided mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.
•

Created the Consumer Financial Protection Bureau (“CFPB”), which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

•	Created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.
•	Introduced additional corporate governance and executive compensation requirements on companies subject to the Securities Exchange Act of 1934, as amended (“Exchange Act”).
•	Permitted FDIC-insured banks to pay interest on business demand deposits.

•

Adopted Section 13 of the Act, commonly referred to ask the Volcker Rule, which restricts the ability of institutions and their holding companies and affiliates to make proprietary investments in securities and to invest in certain covered nonpublic investment vehicles, and to extend credit to such vehicles.

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

The EGRRCPA includes provisions revising Dodd-Frank Act provisions, including provisions that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) exempt certain transactions valued at less than $400,000 in rural areas from appraisal requirements; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the expanded data disclosures required under the Home Mortgage Disclosure Act (“HMDA”); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TILA-RESPA Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; (vi) revise treatment of HVCRE exposures; and (vii) create the simplified CBLR. The EGRRCPA also exempts community banks from the Volcker Rule, if they have less than $10 billion in total consolidated assets. The EGRRCPA also adds certain protections for consumers, including veterans and active duty military personnel, expands credit freezes and call for the creation of an identity theft protection database.

In addition, other new proposals for legislation continue to be introduced in Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose the Company to additional costs, including increased compliance costs. These changes also may require significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

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

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under HMDA. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of “qualified mortgages.” Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans – whether a first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. To the extent that we seek to make qualified mortgages, we are required to comply with these rules, subject to available exclusions. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

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

Financial Privacy. Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Consumers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Community Reinvestment Act (“CRA”). The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.

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

Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

FDIC Insurance Premiums. The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories, each subject to a different premium rate, ranging from a low of 2.5 basis points up to 45 basis points, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. In general, an institution’s assessment base for calculating its deposit insurance premium is determined by subtracting its tangible equity and certain allowable deductions from its consolidated average assets. There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for institutions other than those with the lowest risk rating, a potential increase for brokered deposits above a threshold amount. Institutions with less than $10 billion in assets that have been FDIC-insured for at least five years, instead of the four risk categories, a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years, utilizing seven financial ratios (leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposit ratio; one year asset growth; and loan mix index) and a weighted average of supervisory ratings components. The financial ratios method also provides that community banks with brokered deposits in excess of 10% of total consolidated assets (inclusive of reciprocal deposits if a bank is not well-capitalized or has a composite supervisory rating other than a 1 or 2) may be subject to an increased assessment rate if it has experienced rapid growth; lowers the range of authorized assessment rates to 1.5 basis points for institutions posing the least risk, increases the range up to 40 basis points for institutions posing the most risk; and further lowers the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. Institutions with over $10 billion in total consolidated assets are required to pay a surcharge of 4.5 basis points on their assessment base, subject to certain adjustments. The FDIC may also impose special assessments from time to time. Under the 2017 Tax Cuts and Jobs Act, FDIC insured institutions with assets in excess of $10 billion are also subject to a phase out of the deductibility of deposit insurance premiums.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for calculating FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund to 1.35% of insured deposits and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Limitations on Incentive Compensation. In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder or individuals who are “significant risk takers” with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions of our size. The Federal Reserve would reserve the authority to impose more stringent requirements on institutions of our size. We are evaluating the expected impact of the proposal on our business.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a "computer-security incident" or a "notification incident." The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

●	Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

●	Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles ("GAAP") for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring ("TDR"), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.
●	Small Business Administration Paycheck Protection Program. The CARES Act created the SBA's PPP and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread has adversely affected, and will likely continue to adversely affect, our business, financial condition and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. Early on during the initial stages of the pandemic, stay-at-home orders, travel restrictions, and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though these early restrictions have generally been lifted or eased, continuing capacity restrictions, and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking, have limited the ability of businesses to return to pre-pandemic levels of activity and employment.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our business. In particular, the adverse affects caused by the pandemic impacting us include but are not limited to:

●	some of our borrowers are unable to meet existing payment obligations, particularly those borrowers disproportionately affected by business shutdowns and travel restrictions, such as those operating in the travel, lodging, retail and entertainment industries;
●	our decision to significantly increase our allowance for loan losses, which adversely impacted net income during 2020; and
●	changes in consumer and business spending, borrowing and saving habits have affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and existing borrowers.

Moreover, we face increased technology and operational risk as a result of a portion of non-branch personnel working remotely. Such risks include technology controls not working effectively and operational procedures and controls not being as effective or effectively adhered to in a remote work environment.

Certain actions taken by the federal government, including the Federal Reserve, that are intended to mitigate the macroeconomic effects of the COVID-19 pandemic may cause additional harm to our business. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the targeted federal funds rate to between 0% and 0.25%, compared to the previous target of 1.00% and 1.25%. Decreases in short-term interest rates have a negative impact on our results, as we have certain assets that are sensitive to changes in interest rates.

The extent to which the COVID-19 pandemic will ultimately affect our business, liquidity, financial condition and operations is unknown and will depend on, among other things, its duration and severity, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to manufacture and distribute those vaccines, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed here our Annual Report, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including business restrictions and continued social distancing, could:

●	cause the continuation of the effects described above;
●	increases in loan delinquencies, problem assets, and foreclosures;
●	cause the value of collateral for loans, especially real estate, to decline in value;
●	reduce the availability and productivity of our employees;
●	cause our vendors and counterparties to be unable to meet existing obligations to us;
●	negatively impact the business and operations of third-party service providers that perform critical services for our business;
●	cause the value of our investment securities portfolio to decline; and
●	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one of the combination of events described above could have a material impact on our business, financial condition, and results of operations. Moreover, our success and profitability is substantially dependent upon the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

We have granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments, we will experience an increase in nonaccrual loans, which could adversely affect our earnings and financial condition.

Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, we have attempted to work constructively with borrowers who have experienced financial hardship as a result of the pandemic to negotiate accommodations or forbearance arrangements that temporarily reduce or defer the monthly payments due to the Bank. Generally, these accommodations are for three to six months and allow customers to temporarily cease making principal and/or interest payments. In some cases, customers have received second and third accommodations for as much as up to 12 months, ending December 31, 2021. Through December 31, 2020, the Bank had granted accommodations with respect to loans with a total value of approximately $360.2 million, and as of March 1, 2021, $10.1 million in loans remained subject to a payment accommodation. Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments. We anticipate that some borrowers will be unable to make timely loan payments after their deferral period ends, in which case their loans could be classified as nonaccrual and we may begin collection activities. Nonperforming loans and related charge-offs may increase significantly in 2021 and thereafter, as payment deferrals expire and the impact of government stimulus programs wanes. An increase in nonperforming loans and charge-offs would cause us to increase our allowance for loan losses, which would adversely affect our financial condition and results of operations.

Customary means to collect nonperforming assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a nonperforming asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.

Governments have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. The value of collateral securing a nonaccrual loan may deteriorate if we choose not to, or are unable to, foreclose on the collateral on a timely basis, which would adversely affect our financial condition and results of operations.

We may experience losses, additional expense and reputational harm arising out of our origination of PPP loans.

At December 31, 2020, we had originated $173 million of PPP loans to over 700 borrowers and, in January 2021, we continued participation in the restarted program for first and second draw PPP loans. The vast majority of our PPP loans were made to existing borrowers or deposit customers. We may incur losses on some of our PPP loans if the loans are not forgiven, the borrowers default and the SBA does not honor its guarantee due to an error made by us in making the loan, the ineligibility of the borrower or otherwise. In addition, we may experience reputational harm arising out of our origination of PPP loans as a result of reports of borrower fraud, concerns about whether small businesses sufficiently benefited from the program, and government administration of the loan forgiveness process. Further, there have been lawsuits against other banks alleging that various PPP lenders improperly prioritized existing customers when those lenders approved PPP loans and that various PPP lenders failed to pay required agency fees to third parties who allegedly assisted businesses with PPP loan applications. We may experience additional expense and reputational harm arising out of our origination of PPP loans if we become subject to a similar lawsuit, which would adversely affect our financial condition and results of operations.

Market Risks

Our business and operations may be materially adversely affected by weak economic conditions.

Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by interest rates near historically low levels, which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions, including as a result of events such as the COVID-19 pandemic and related disruptions, can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

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

Our interest sensitivity profile was slightly asset sensitive as of December 31, 2020. As a result, we would expect small increases in net interest income if interest rates rise, and small declines in the event rates fall. However, such expectations are based on our assumptions as to deposit customer behavior in an increasing rate scenario. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities may rise more quickly than the rate of interest that we receive on our interest-earning assets, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors’ waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.

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

Changes to and replacement of the London Interbank Offered Rate (“LIBOR”) may adversely affect our business, financial condition, and results of operations.

We have certain loans, interest rate swap agreements, investment securities, and debt obligations whose interest rate is indexed to LIBOR. In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.

The Alternative Reference Rates Committee (“ARRC”), has identified the Secured Overnight Financing Rate (“SOFR”), as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under our loan agreements may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated or are in the process of updating our systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, we intend to stop entering into new LIBOR transactions by the end of 2021.

Credit Risks

We are subject to credit risk, which could adversely affect our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S. generally, or in our market areas specifically, experiences material disruption, including as a result of the COVID-19 pandemic and related disruptions, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and our level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

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

We make loans primarily to borrowers in the Washington, D.C. and Baltimore metropolitan areas, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, Washington D.C., and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

Increases to our nonperforming assets or other problem assets will have an adverse effect on our earnings.

As of December 31, 2020, we had nonperforming loans and loans 90 days or more past due of $5.6 million, or 0.38% of total loans, $3.9 million of other real estate owned, or OREO, and nonperforming assets of 0.52% of total assets. At that date, we had one loan considered a troubled debt restructuring totaling $97 thousand, which is included in our nonperforming loan totals above. If any of our loans which are 90 or more days past due and still accruing become nonaccrual loans, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for loan losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of OREO or other collateral. Additionally, the resolution of nonperforming assets, troubled debt restructurings and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.

Our concentrations of loans may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2020, 80.2% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 53.7% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 15.1% of total loans at December 31, 2020. Commercial and industrial loans, excluding PPP, comprised 8.1%, of total loans at December 31, 2020. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.

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

Many of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market area in which we operate negatively impact this important customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our government contractor customers, and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted by the federal government and a budget impasse.

At December 31, 2020, 8.1% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 31.4% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $178.0 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.

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

As a result of our organic growth over the past several years, as of December 31, 2020, approximately $701.8 million, or 53.3%, of the loans in our loan portfolio (excluding PPP loans) were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.57 years; commercial and industrial loans—1.41 years; commercial construction loans—1.14 years; consumer residential loans—1.22 years; and consumer nonresidential loans—1.73 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Strategic Risks

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

Liquidity Risks

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2020, we had $1.53 billion in deposits. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, adverse developments in general economic conditions of an individual’s business, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on customer deposits, including brokered deposits, and to a lesser extent on advances from the FHLB to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Operational Risks

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

The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital, where the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2020, commercial real estate loans, as defined for regulatory purposes, represented 372% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 99% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 82% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

We may face risks with respect to future expansion or acquisition activity.

We selectively seek to expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining our business and that of the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, diversion of management attention, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to us is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

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

Additionally, at December 31, 2020, we had $7.1 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operation may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.

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

Our business involves the storage and transmission of customers’ proprietary information and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. While we have incurred no material cyber-attacks or security breaches to date, a number of other financial services and other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers or both. Although we devote significant resources to maintain, regularly update and backup our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us or our customers, our security measures may not be effective against all potential cyber-attacks or security breaches. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, or implement effective preventive measures against, all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal usage of web-based products and applications. If an actual or perceived security breach occurs, customer perception of the effectiveness of our security measures could be harmed and could result in the loss of customers.

Failure to keep up with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology driven products and services effectively or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities

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

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. The Bank is our primary operating business and the source of substantially all of our earnings, and our ability to pay dividends will be subject to the earnings, capital levels, capital needs and limitations relating to the payment of dividends by the Bank to us. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. While we have sufficient retained earnings and expect our future earnings to be sufficient to pay cash dividends, our board of directors currently intends to retain earnings for the purpose of financing growth. In addition, we are a bank holding company, and our ability to declare and pay dividends to our shareholders is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

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

In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on our business, financial condition and results of operations.

We may be required to act as a source of financial and managerial strength for our Bank in times of stress.

Under federal law and long-standing Federal Reserve policy, we, as a bank holding company, are required to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank if necessary. We may be required to commit additional resources to the Bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders’ or creditors’, best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and the Bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to the Bank are subordinate in right of repayment to deposit liabilities of the Bank.

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

Regulatory capital rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Our regulatory capital ratios currently are in excess of the levels established for “well capitalized” institutions. Future regulatory change could impose higher capital standards.

The EGRRCPA directed the federal banking agencies to develop a CBLR, calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR of 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. As described under "Supervision and Regulation," these CBLR rules were modified by the CARES Act in response to the COVID-19 pandemic. As of January 1, 2020 we adopted this simplified capital regime; however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices and the main office of the Bank are located at 11325 Random Hills Road, Fairfax, Virginia, 22030. In addition to our main office, we also maintain 9 additional branch offices in Arlington, Virginia; the independent city of Manassas, Virginia; Reston, Fairfax County, Virginia; and Springfield, Fairfax County, Virginia; Montgomery County and Baltimore, Maryland, and Washington, D.C. We also maintain an operations center in Manassas. We lease all but one of our office properties. We own our branch located in Baltimore, Maryland. We also lease a loan production office in Lutherville, Maryland.

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

Item 3. Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol “FVCB.” As of March 17, 2021, there were 498 holders of record of our common stock and approximately 1,264 total beneficial shareholders.

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

Regulations of the Federal Reserve and Virginia law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Virginia law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. Under Virginia law, the Company generally may not pay dividends or distributions to holders of common stock if it would be unable to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities plus the amount of the liquidation preference of any class of shares with superior rights than the common stock.

The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. The Federal Reserve has issued guidance on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. Under Federal Reserve guidance, as a general matter, the board of directors of a holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce the dividends if: (i) the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the holding company’s prospective rate of earnings retention is not consistent with the capital needs and overall current and prospective financial condition; or (iii) the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Repurchases

No shares were repurchased during the three months ended December 31, 2020.

On February 4, 2020, we publicly announced that the Board of Directors had adopted a program to repurchase up to 8% of our outstanding shares of common stock at December 31, 2019; such program was set to expire on December 31, 2020. On January 21, 2021, we extended the share repurchase program and increased the number of shares subject to repurchase. Under the revised repurchase program, we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors.

The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions. Since the inception of the program, we have purchased 487,531 shares of our common stock at a total cost of $7.3 million. All of these shares have been cancelled and returned to the status of authorized but unissued.

Item 6. Selected Financial Data

Selected Financial Data

(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2020	2019	2018	2017	2016

Interest income	$67,103	$66,734	$51,924	$40,302	$32,587
Interest expense	14,483	18,671	12,110	8,195	5,387
Net interest income	52,620	48,063	39,814	32,107	27,200
Provision for loan losses	5,016	1,720	1,920	1,200	1,471
Net interest income after provision for loan losses	47,604	46,343	37,894	30,907	25,729
Non‑interest income	2,891	2,546	1,661	2,975	1,220
Non‑interest expense	30,838	28,877	26,448	19,346	16,446
Net income before income taxes	19,657	20,012	13,107	14,536	10,503
Provision for income taxes	4,156	4,184	2,238	6,846	3,571
Net income	$15,501	$15,828	$10,869	$7,690	$6,932
Balance Sheet Data:
Total assets	$1,821,481	$1,537,295	$1,351,576	$1,053,224	$909,305
Loans receivable, net of fees	1,466,083	1,270,526	1,136,743	888,677	768,102
Allowance for loan losses	(14,958)	(10,231)	(9,159)	(7,725)	(6,452)
Total investment securities	126,415	141,589	125,298	117,712	113,988
Total deposits	1,532,493	1,285,722	1,162,440	928,163	775,991
Other borrowed funds	25,000	49,487	24,407	24,327	51,247
Total shareholders’ equity	189,500	179,078	158,336	98,283	79,811
Common shares outstanding	13,511	13,902	13,713	10,869	10,179
Per Common Share Data:
Basic net income	$1.14	$1.15	$0.93	$0.74	$0.68
Fully diluted net income	1.10	1.07	0.85	0.67	0.63
Book value	14.03	12.88	11.55	9.04	7.84
Tangible book value(1)	13.41	12.26	10.93	9.03	7.83
Performance Ratios:
Return on average assets	0.91%	1.09%	0.94%	0.80%	0.88%
Return on average equity	8.48	9.32	9.29	8.63	8.91
Net interest margin(2)	3.28	3.48	3.51	3.43	3.51
Efficiency ratio(3)	55.55	57.06	63.07	57.16	58.02
Non‑interest income to average assets	0.17	0.18	0.14	0.31	0.15
Non‑interest expense to average assets	1.80	1.99	2.28	2.02	2.08
Loans receivable, net of fees to total deposits	95.67	98.82	97.79	95.75	98.98
Asset Quality Ratios:
Net charge‑offs (recoveries) to average loans receivable, net of fees	0.02%	0.05%	0.05%	(0.01)%	0.19%
Nonperforming loans to loans receivable, net of fees	0.38	0.84	0.34	0.09	0.03
Nonperforming assets to total assets	0.52	0.95	0.57	0.44	0.03
Allowance for loan losses to nonperforming loans	266.11	95.39	285.24	979.09	2,591.16
Allowance for loan losses to loans receivable, net of fees	1.02	0.81	0.81	0.87	0.84
Capital Ratios (Bank Only):
Tier 1 risk‑based capital	NA %	12.72%	13.27%	12.05%	12.37%
Total risk‑based capital	NA	13.43	14.02	12.83	13.16
Common Equity Tier 1 capital	NA	12.72	13.27	12.05	12.37
Leverage capital ratio	11.65	12.15	12.41	11.79	11.89
Other:
Average shareholders’ equity to average total assets	10.70%	11.71%	10.09%	9.32%	9.85%
Average loans receivable, net of fees to average total deposits	98.51%	98.56%	96.56%	97.74%	96.05%
Average common shares outstanding:
Basic	13,542	13,817	11,715	10,435	10,170
Diluted	14,134	14,825	12,822	11,545	10,922

(1)	Tangible book value is calculated as total shareholders’ equity, less goodwill and other intangible assets, divided by common shares outstanding.
(2)	Net interest margin is calculated as net interest income divided by total average earning assets.
(3)	Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

	Years Ended December 31,
Non‑GAAP Reconciliation
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Total shareholders’ equity	$189,500	$179,078	$158,336	$98,283	$79,811
Less: goodwill and intangibles, net	(8,357)	(8,689)	(8,443)	(99)	(119)
Tangible Common Equity	$181,143	$170,389	$149,893	$98,184	$79,692
Book value per common share	$14.03	$12.88	$11.55	$9.04	$7.84
Less: intangible book value per common share	(0.62)	(0.62)	(0.62)	(0.01)	(0.02)
Tangible book value per common share	$13.41	$12.26	$10.93	$9.03	$7.82

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at December 31, 2020 and 2019 and the results of our operations for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

On October 12, 2018, we completed our acquisition of Colombo Bank (“Colombo”). Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018, adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, insurance commission income, income from bank owned life insurance (“BOLI”), and gains and losses on sales of investment securities available-for-sale.

On October 13, 2020, we announced the completion of our private placement of $20 million of our 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. We plan to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Bank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. We are not required to implement the provisions of the CECL until January 1, 2023, and are continuing to account for the allowance for loan losses under the incurred loss model. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as COVID-19 pandemic and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

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

Our peer group is defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 22 banks for our custom peer group which are within $1 billion to $3 billion in total assets, the majority of whom are geographically concentrated in the Washington, D.C. metropolitan area in which we operate, as this area has experienced more stable economic conditions than many other areas of the country. These baseline peer group loss rates are then adjusted based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on a quarterly basis.

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

Allowance for Loan Losses — Acquired Loans

Acquired loans accounted for under Accounting Standards Codification (“ASC”) 310-30

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (“PCI”) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2020, we had specific reserves for impairment of three acquired loans within our allowance for loan losses totaling $196 thousand that had further deteriorated post acquisition.

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

LIBOR and Other Benchmark Rates

In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

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

COVID-19 Pandemic Discussion Matters

Employee Matters

As a result of the COVID-19 pandemic stay at home orders to reduce the spread of the disease, the majority of our workforce transitioned to remote access operations towards the end of March 2020. Our information technology infrastructure has afforded our employees the ability to work predominantly remotely with little interruption as we continue to service the needs of our clients in a customer secure environment. As government imposed stay at home orders have further relaxed, more than half of our employees have returned to our offices, under social distancing guidelines requiring employees to maintain safe distances and with more frequent cleaning of our facilities and other practices encouraging a safe work environment. Management remains connected to employees through monthly company-wide conference calls and regular notifications and updates through both email and the Company’s intranet as warranted.

Branch Hours

Branch hours and availability, which were modified in consideration of the safety of our employees and clients, were reinstated during the second quarter of 2020. All of our locations have been opened with advanced safety measures and are available during our normal business hours.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

●	Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.
●	Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.
●	Small Business Administration Paycheck Protection Program. The CARES Act created the SBA’s PPP and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

We actively participated in originating PPP loans, and began processing applications at the inception of the program and through the program's initial expiration. As of December 31, 2020, we had originated 755 applications for approximately $170.3 million, net of deferred fees. We continue to originate PPP loans as part of the 2021 program for first and second draw loans.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. On March 1, 2021, remaining payment deferred loans totaled $10.1 million, or 0.68% of the total loan portfolio, comprising five loans. One loan is a hotel participation loan totaling $9.7 million, one loan is SBA guaranteed totaling $334 thousand and the remaining three loans totaling $89 thousand are consumer unsecured loans.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals. The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of December 31, 2020.

COVID Impacted Loans By Asset Class

Year Ended December 31, 2020

(Dollars in thousands)

	Number of
Asset Class	Total Loans	Amount
Commercial Real Estate - Retail	106	$196,025
Commercial Real Estate - Mixed Use	52	84,437
Specialty Use-Hotel/Lodging/Motel	11	60,919
Commercial Real Estate - Office	111	107,766
Multi-Family First Lien	85	108,077
Commercial Real Estate - Industrial	68	97,891
Commercial Real Estate - Special Use/Church	22	41,621
Special Purpose	25	32,405
	480	$729,141

Other Loan Categories Not Impacted by COVID	2,808	742,244
	3,288	$1,471,385

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $267.2 million at December 31, 2020, or 14.7% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2020 was approximately $124.1 million. Borrowing capacity with the FRB was approximately $124.3 million at December 31, 2020. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

In addition to the funding sources noted above, the Federal Reserve has established a PPP Liquidity Facility (“PPPLF”), authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral under the CARES Act. Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies. In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios. We do not anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility.

Share Repurchases

While our capital position remains well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we temporarily suspended stock repurchases on March 20, 2020. For the year ended December 31, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020. On January 21, 2021, we approved a new share repurchase program pursuant to which we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors.

Risks and Uncertainties

The COVID-19 pandemic has adversely impacted a broad range of industries in which our customers operate and could impair their ability to fulfill their financial obligations to us. The pandemic has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas we operate. While there has been no material impact to our employees to date, COVID-19 could also potentially create widespread business continuity issues for us.

The U.S. government and its agencies have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19; certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. While it is not possible to know the full universe or extent that the impact of COVID-19 and resulting measures to curtail its spread will have on our business, we are aware of the following items that are potentially material to us and our operations.

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

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, and rates for short term funding have recently been quite low.  If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

COVID-19 could cause a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

During the fourth quarter of 2020, we engaged a third party specialist to perform an independent goodwill and other intangible assets valuation.  During 2020, bank stocks in general as well as our market capitalization declined as a result of the events surrounding the COVID-19 pandemic.  Based on the qualitative analysis completed, we do not believe this decline is indicative of permanent deterioration of the value of the Bank, and as such, no impairment was recorded as of December 31, 2020.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of March 1, 2021, remaining payment deferred loans totaled $10.1 million, or 0.68% of the total loan portfolio, comprising five loans.  In accordance with the CARES Act and interagency guidance issued in March 2020, these short term deferrals are not considered TDRs.

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program.  The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, we have closed or approved with the SBA 755 PPP loans representing $170.3 million in funding, net of deferred fees. At December 31, 2020, PPP loans totaled $155.8 million, as loans started to be forgiven by the SBA during the fourth quarter of 2020. We continue to originate PPP loans as part of the 2021 program for first and second draw loans. It is our understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

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

Financial Overview

For the years ended December 31, 2020 and 2019, we continued to expand our market area through organic growth, capitalizing on market disruption as a result of merger activity within the Washington MSA. In addition, as a result of our participation in the PPP, we were able to assist over 225 new customers, which has contributed to our growth during 2020 and represents future loan and deposit growth opportunities.

●	Total assets increased to $1.82 billion compared to $1.54 billion at December 31, 2020 and 2019, respectively, an increase of $284.2 million, or 18.5%. The increase in total assets is primarily attributable to our PPP loan originations, net of fees, totaling $155.8 million at December 31, 2020.
●	Total loans, net of deferred fees, increased $195.6 million, or 15.4%, from December 31, 2019 to December 31, 2020. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.31% at December 31, 2020, compared to 0.70% at December 31, 2019. Nonperforming assets, which includes nonperforming loans and OREO, as a percentage of total assets were 0.52% and 0.95%, at December 31, 2020 and 2019, respectively.
●	Total deposits increased $246.8 million, or 19.2%, from December 31, 2019 to December 31, 2020, the increase attributable to a combination of deposits from new customer relationships (many acquired through PPP originations) as well as growth in existing customer deposits.
●	Tangible book value per share at December 31, 2020 was $13.41, an increase from $12.26 at December 31, 2019.
●	Net income was $15.5 million for the year ended December 31, 2020 compared to $15.8 million for the same period of 2019. Our 2020 results were impacted by a recorded impairment from branch closures totaling $676 thousand. In addition, provision for loan losses were elevated as a result of the COVID-19 pandemic during 2020, increasing $3.3 million to $5.0 million for the year ended December 31, 2020 as compared to 2019. Excluding the branch closure impairment, we would have recorded net income of $16.0 million for the year ended December 31, 2020. Our 2019 results were impacted by merger-related expenses from our acquisition of Colombo totaling $102 thousand, net of tax. Excluding these merger-related expenses, we would have recorded net income of $15.9 million for the year ended December 31, 2019. For a reconciliation of this non-GAAP information which excludes the effect of the impairment from branch closures and merger-related expenses, please refer to the table below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	2020	2019
Net income (as reported)	$15,501	$15,828
Add: impairment on branch closures	676	—
Add: merger and acquisition expense	—	133
Less: provision for income taxes associated with impairment and merger and acquisition expense	(142)	(31)
Non-GAAP Operating Earnings, excluding above items	$16,035	$15,930
Earnings per share - basic (non-GAAP net income)	$1.18	$1.15
Earnings per share - diluted (non-GAAP net income)	$1.13	$1.07
Return on average assets (non‑GAAP net income)	0.94%	1.10%
Return on average equity (non‑GAAP net income)	8.77%	9.38%

Results of Operations—Years Ended December 31, 2020 and December 31, 2019

Overview

We recorded net income of $15.5 million, or $1.10 per diluted common share, for the year ended December 31, 2020, compared to net income of $15.8 million, or $1.07 per diluted common share for the year ended December 31, 2019. Our 2020 results were impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses. Excluding the branch closure costs, we would have recorded income of $16.0 million, or $1.13 per diluted common share, for the year ended December 31, 2020. Our 2019 results were impacted by additional merger-related expenses related to our acquisition of Colombo totaling $133 thousand. Excluding these merger-related expenses, we would have recorded income of $15.9 million, or $1.07 per diluted common share, for the year ended December 31, 2019. See above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).

Net interest income increased $4.6 million to $52.6 million for the year ended December 31, 2020, compared to $48.1 million for the year ended December 31, 2019, primarily as a result of decreases in the costs of interest-bearing deposits. Provision for loan losses was $5.0 million for the year ended December 31, 2020, compared to $1.7 million for the same period of 2019, elevated primarily as a result of qualitative factors related to the COVID-19 pandemic. Noninterest income increased $345 thousand to $2.9 million for the year ended December 31, 2020 as compared to $2.5 million for 2019, primarily as a result of an increase in service charges on deposit accounts and income related to bank-owned life insurance. Noninterest expense was $30.8 million for the year ended December 31, 2020 compared to $28.9 million for the same period of 2019. Noninterest expense increased during 2020 primarily as a result of our planned network infrastructure upgrades, branch closure costs, and an increased in FDIC insurance (which was a result of assessment credits expiring in 2019).

The return on average assets for the year ended December 31, 2020 and 2019 was 0.91% and 1.09%, respectively. The return on average equity for the year ended December 31, 2020 and 2019 was 8.48% and 9.32%, respectively. Excluding branch closure costs and the associated taxes recorded during 2020, return on average assets and return on average equity for the year ended December 31, 2020 would have been 0.94% and 8.77%, respectively. Excluding merger-related expenses and associated taxes recorded during 2019, return on average assets and return on average equity for the year ended December 31, 2019 would have been 1.10% and 9.38%, respectively. See above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).

Net Interest Income/Margin

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019, and 2018.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest‑earning assets:
Loans(1):
Commercial real estate	$777,545	$35,064	4.51%	$733,465	$35,174	4.80%	$587,060	$27,714	4.72%
Commercial and industrial	107,980	5,891	5.46%	127,706	7,844	6.14%	109,475	6,174	5.64%
Paycheck protection program	114,344	2,993	2.62%	—	—	0.00%	—	—	0.00%
Commercial construction	222,708	10,343	4.64%	192,528	10,819	5.62%	133,691	7,170	5.36%
Consumer residential	178,479	7,760	4.35%	125,573	6,362	5.07%	113,643	5,316	4.68%
Consumer nonresidential	15,325	1,159	7.56%	26,446	1,983	7.50%	28,014	1,842	6.58%
Total loans(1)	1,416,381	63,210	4.46%	1,205,718	62,182	5.16%	971,883	48,216	4.96%

Investment securities(2)	120,074	3,185	2.65%	137,263	3,550	2.59%	124,510	2,843	2.28%
Loans held for sale, at fair value	3,431	236	6.87%	—	—	0.00%	—	—	0.00%
Restricted stock	6,331	342	5.41%	5,488	321	5.86%	4,211	291	6.92%
Deposits at other financial institutions and federal funds sold	60,587	153	0.25%	34,104	705	2.07%	34,193	599	1.75%
Total interest‑earning assets and interest income	1,606,804	67,126	4.18%	1,382,573	66,758	4.83%	1,134,797	51,949	4.58%
Noninterest‑earning assets:
Cash and due from banks	17,252			8,606			2,683
Premises and equipment, net	1,880			2,134			1,555
Accrued interest and other assets	95,346			66,157			28,480
Allowance for loan losses	(12,420)			(9,701)			(8,266)
Total assets	$1,708,862			$1,449,769			$1,159,249
Liabilities and Stockholders’ Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$363,408	$2,839	0.78%	$309,938	$4,287	1.38%	$182,532	$2,150	1.18%
Savings and money markets	264,987	1,819	0.69%	252,028	3,644	1.45%	258,462	2,680	1.04%
Time deposits	317,850	6,447	2.03%	316,201	7,080	2.24%	265,038	4,258	1.61%
Wholesale deposits	100,885	1,228	1.22%	74,715	1,819	2.43%	77,466	1,266	1.63%
Total interest ‑ bearing deposits	1,047,130	12,333	1.18%	952,882	16,830	1.77%	783,498	10,354	1.32%
Other borrowed funds	57,915	2,150	3.71%	36,680	1,841	5.02%	32,730	1,756	5.37%
Total interest‑bearing liabilities and interest expense	1,105,045	14,483	1.31%	989,562	18,671	1.89%	816,228	12,110	1.48%
Noninterest‑bearing liabilities:
Demand deposits	390,672			270,397			222,972
Other liabilities	30,327			19,996			3,057
Common stockholders’ equity	182,818			169,814			116,992
Total liabilities and stockholders’ equity	$1,708,862			$1,449,769			$1,159,249
Net interest income and net interest margin		$52,643	3.28%		$48,087	3.48%		$39,839	3.51%
(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)	The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2020, 22.5% for 2019, and 21% for 2018.

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

Rate and Volume Analysis

Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020 Compared to 2019			2019 Compared to 2018
	Average	Average	Increase	Average	Average	Increase
	Volume(3)	Rate	(Decrease)	Volume(3)	Rate	(Decrease)
Interest income:
Loans(1):
Commercial real estate	$2,114	$(2,224)	$(110)	$6,912	$548	$7,460
Commercial and industrial	(1,212)	(741)	(1,953)	1,028	642	1,670
Paycheck protection program	2,993	—	2,993	—	—	—
Commercial construction	1,696	(2,172)	(476)	3,155	494	3,649
Consumer residential	2,680	(1,282)	1,398	558	488	1,046
Consumer nonresidential	(834)	10	(824)	(103)	244	141
Total loans(1)	7,437	(6,409)	1,028	11,550	2,416	13,966

Investment securities(2)	(445)	80	(365)	287	420	707
Loans held for sale, at fair value	—	236	236	—	—	—
Restricted stock	49	(28)	21	88	(58)	30
Deposits at other financial institutions and federal funds sold	547	(1,099)	(552)	(2)	108	106

Total interest income	7,588	(7,220)	368	11,923	2,886	14,809

Interest expense:

Interest - bearing deposits:
Interest checking	740	(2,188)	(1,448)	1,501	636	2,137
Savings and money markets	187	(2,012)	(1,825)	(67)	1,031	964
Time deposits	37	(670)	(633)	822	2,000	2,822
Wholesale deposits	637	(1,228)	(591)	(45)	598	553
Total interest - bearing deposits	1,601	(6,098)	(4,497)	2,211	4,265	6,476

Other borrowed funds	1,066	(757)	309	212	(127)	85
Total interest expense	2,667	(6,855)	(4,188)	2,423	4,138	6,561

Net interest income	$4,921	$(365)	$4,556	$9,500	$(1,252)	$8,248
(1)	Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)	The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2020, 22.5% for 2019, and 21% for 2018.
(3)	Changes attributable to rate/volume have been allocated to volume.

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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
GAAP Financial Measurements:
Interest income:
Loans	$63,446	$62,182	$48,216
Deposits at other financial institutions and federal funds sold	153	705	599
Investment securities available‑for‑sale	3,156	3,496	2,767
Investment securities held‑to‑maturity	6	30	51
Restricted stock	342	321	291
Total interest income	67,103	66,734	51,924
Interest expense:
Interest‑bearing deposits	12,333	16,830	10,354
Other borrowed funds	2,150	1,841	1,756
Total interest expense	14,483	18,671	12,110
Net interest income	$52,620	$48,063	$39,814
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	23	24	25
Total tax benefit on interest income	$23	$24	$25
Tax equivalent net interest income	$52,643	$48,087	$39,839
Net interest margin on a tax-equivalent basis	3.28%	3.48%	3.51%

Net interest income for the year ended December 31, 2020 was $52.6 million on a fully taxable-equivalent basis, compared to $48.1 million for the year ended December 31, 2019, an increase of $4.6 million, or 9.5%. The increase in net interest income was primarily a result of a decrease in the cost of interest-bearing deposits, reflecting our efforts to decrease deposit rates in light of the current rate environment. During March 2020, in response to market conditions as the economy was impacted by COVID-19, the Federal Open Market Committee of the Federal Reserve reduced its targeted fed funds rate an unprecedented 150 basis points. We responded quickly by reducing deposit rates substantially to offset the repricing of the variable rate portion of our loan portfolio. We continue to review interest rates on deposits and other borrowed funds and reduce rates where possible.

Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2020 and 2019 was 3.28% and 3.48%, respectively. The decrease in our net interest margin was primarily a result of the decreased rate environment during 2020, decreasing the yields on interest-earning assets, offset by the decrease in the cost of our interest-bearing liabilities.

The yield on interest-earning assets decreased 65 basis points to 4.18% for the year ended December 31, 2020, compared to 4.83% for the same period of 2019, a result of the decreased rate environment during 2020. In addition, our origination of PPP loans during 2020, which earn an interest rate of 1% plus net deferred fees, reduced net interest margin by 5 basis points along with excess liquidity, which reduced net interest margin an additional 5 basis points, for 2020. Offsetting this decrease in yields on earning assets was a 58 basis point decrease in the cost of interest-bearing liabilities, reflecting the decreases in rates we made to help offset the decreased yields on our earning assets during 2020.

Average interest-earning assets increased by 16.2% to $1.61 billion at December 31, 2020 compared to $1.38 billion at December 31, 2019, which resulted in an increase in total interest income on a tax equivalent basis of $368 thousand, to $67.1 million for the year ended December 31, 2020 compared to $66.8 million for the year ended December 31, 2019. While volume increased during 2020, contributing $7.6 million in additional interest income, the decreases in average rate significantly impacted interest income earned, decreasing interest income by $7.2 million. The increase in our earning assets was primarily driven by an increase in average volume of loans receivable of $210.7 million, which contributed to an additional $7.4 million in interest income. Over half of the increase in loan volume was attributable to PPP loan originations, which increased our 2020 average loan balances by $114.3 million, and yielded 2.62%. The increase in interest income on loans was impacted by a decrease in yields earned on the loan portfolio, which decreased interest income $6.4 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2020 and 2019.

Total average interest-bearing deposits increased $94.2 million to $1.05 billion at December 31, 2020 compared to $952.9 million at December 31, 2019. Average noninterest-bearing deposits increased $120.3 million, or 44.5% to $390.7 million at December 31, 2020, compared to $270.4 million at December 31, 2019. The increase in total deposits, and specifically noninterest-bearing deposits, reflects a combination of new customer relationships (primarily from PPP originations) and as well as growth in average deposit balances from existing customers. The largest increase in average interest-bearing deposit balances was in our interest checking accounts, which increased $53.5 million compared to 2019. Average time deposits increased $1.6 million to $317.9 million as of December 31, 2020 compared to $316.2 million at December 31, 2019, as customers now prefer short-term deposit options such as interest checking accounts as a result of the low interest rate environment. Average wholesale deposits increased $26.2 million to $100.9 million as of December 31, 2020 compared to $74.7 million as of December 31, 2019, as this became a cheaper source of funding for the Bank during 2020. This change in the mix of our interest-bearing liabilities, in addition to the action taken by the Bank to reduce deposit rates during 2020, have contributed to the decrease in our cost of interest-bearing deposits to 1.18% in 2020 from 1.77% in 2019.

The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes used to help fund our balance sheet growth, decreased 131 basis points to 3.71% in 2020 from 5.02% in 2019. The decrease in the cost of other borrowed funds was a result of FHLB advances recorded during 2020 with an average rate of 1.15%. The average volume of other borrowed funds increased $21.2 million during 2020 to $57.9 million from $36.7 million in 2019, primarily as a result of the subordinated debt we issued during the fourth quarter of 2020 at a rate of 4.88%.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual credit losses, historical trends and specific conditions of individual borrowers. We are not required to implement the provisions of CECL until January 1, 2023, and we are continuing to account for the allowance for losses under the incurred loss model.

We recorded a provision for loan losses of $5.0 million for the year ended December 31, 2020 compared to a provision for loan losses of $1.7 million for the same period of 2019. The allowance for loan losses at December 31, 2020 was $15.0 million compared to $10.2 million at December 31, 2019. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for December 31, 2020 and 2019 was 1.02% and 0.81%, respectively. The increased provision for loan losses during 2020 as compared to 2019 primarily reflects changes in certain qualitative factors as a result of the local economic conditions resulting from the ongoing COVID-19 pandemic, in addition to a slight increase in loan origination volume during 2020, excluding PPP loans. In addition, we evaluated our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic and for those loans that have deferred payments. Industry subgroups such as retail, hotels, churches, and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase reserves for these loans as a result of their risk profiles. Specific reserves increased $1.7 million to $2.1 million for the year ended December 31, 2020, compared to $393 thousand at December 31, 2019, as a result of the impairment analysis completed for impaired loans during 2020.

See “Asset Quality” section below for additional information on the credit quality of the loan portfolio.

Noninterest Income

The following table provides detail for non-interest income for the years ended December 31, 2020 and 2019.

Non-Interest Income

Years Ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Service charges on deposit accounts	$1,008	$890
Fees on loans	511	582
Gain on sale of securities available‑for‑sale	141	—
Gain on calls of securities held‑to‑maturity	—	3
Loss on loans held for sale	(451)	(145)
BOLI income	1,109	662
Other fee income	573	554
Total non‑interest income	$2,891	$2,546

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Noninterest income for the years ended December 31, 2020 and 2019 was $2.9 million and $2.5 million, respectively. Fee income from service charges on deposits and other fee income was $1.6 million for the year ended December 31, 2020, an increase of 9.7%, as compared $1.4 million for the same period of 2019, primarily a result of an increase in customer deposit relationships over the past year. Loan swap fees for the years ended December 31, 2020 and 2019 were $378 thousand and $449 thousand, respectively. Income from BOLI increased 67.5% to $1.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily as a result of purchases of additional policies during 2019 totaling $20.0 million. Noninterest income for the year ended December 31, 2020 included gains on the sale of securities available-for-sale totaling $141 thousand. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income. There were no gains on security sales during 2019. Noninterest income for 2020 and 2019 were impacted by losses on loans held for sale totaling $451 thousand and $145 thousand, respectively. Loans held for sale were comprised of consumer unsecured loans which were transferred to held for sale at the end of 2019. On April 1, 2020, we transferred these loans back to held for investment at the lower of cost or market as the market for these types of loans receded due to market volatility as a result of the COVID-19 pandemic.

Noninterest Expense

The following table reflects the components of non-interest expense for the years ended December 31, 2020 and 2019.

Non-Interest Expense

Years Ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Salaries and employee benefits	$16,815	$17,047
Occupancy and equipment expense	3,329	3,400
Data processing and network administration	2,028	1,638
State franchise taxes	1,864	1,696
Audit, legal and consulting fees	986	826
Merger and acquisition expense	—	133
Loan related expenses	1,087	476
FDIC insurance	748	244
Marketing, business development and advertising	222	396
Director fees	554	532
Postage, courier and telephone	178	195
Internet banking	517	439
Dues, memberships & publications	131	165
Bank insurance	373	356
Printing and supplies	149	145
Bank charges	72	143
State assessments	209	164
Core deposit intangible amortization	345	385
Impairment on branch closures	676	—
Other operating expenses	555	497
Total non‑interest expense	$30,838	$28,877

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $30.8 million and $28.9 million for the years ended December 31, 2020 and 2019, respectively.

During the third quarter of 2020, we closed two branch office locations. Because of the COVID-19 pandemic, more clients have transitioned to our electronic banking products, reducing the need to have physical branch locations to serve our customers. The right-of-use assets and leasehold improvements written off as a result of closing these locations totaled $676 thousand. Annual costs savings for the closure of these locations related to occupancy expense is expected to be approximately $350 thousand, of which, we began to see a portion of those cost savings during the fourth quarter of 2020, which contributed to the decrease in occupancy expense year-over-year. Other savings of approximately $250 thousand include salaries and benefits expense as the employees for each of these locations filled other vacant positions with the Bank, reducing the need to hire additional personnel.

Data processing and network administration expense increased $390 thousand to $2.0 million for the year ended December 31, 2020 as compared to $1.6 million for the year ended December 31, 2019, as a result of planned upgrades to our network infrastructure. Loan related expenses for the year ended December 31, 2020 totaled $1.1 million, an increase of $611 thousand as compared to the year ended December 31, 2019, primarily as a result of legal expenses incurred to resolve several problem loans during 2020. Lastly, FDIC insurance increased $504 to $748 thousand for the year ended December 31, 2020 as compared to 2019, primarily as a result of assessment credits received by the Bank expiring during 2019.

Income Taxes

We recorded a provision for income tax expense of $4.2 million for each of the years ended December 31, 2020 and 2019. Our effective tax rate for December 31, 2020 was 21.1%, compared to 20.9% for 2019. Our effective tax rate for 2019 is less than the statutory rate of 21% because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2019.

Discussion and Analysis of Financial Condition

Overview

At December 31, 2020, total assets were $1.82 billion, an increase of 18.5%, or $284.2 million, from $1.54 billion at December 31, 2019. Total loans receivable, net of deferred fees and costs, increased 15.4%, or $195.6 million, to $1.47 billion at December 31, 2020, from $1.27 billion at December 31, 2019. Total investment securities decreased by $15.2 million, or 10.7%, to $126.4 million at December 31, 2020, from $141.6 million at December 31, 2019. Total deposits increased 19.2%, or $246.8 million, to $1.53 billion at December 31, 2020, from $1.29 billion at December 31, 2019. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. The Bank had FHLB advances outstanding of $25.0 million and $15.0 million at December 31, 2020 and 2019, respectively. At December 31, 2020, we had no federal funds purchased. Federal funds purchased at December 31, 2019 was $10.0 million.

On October 13, 2020, we announced the completion of our private placement of $20 million of our 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. We plan to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Bank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.47 billion at December 31, 2020, an increase of $195.6 million, or 15.4%, compared to $1.27 billion at December 31, 2019. The increase in the loans receivable portfolio was primarily attributable to PPP loan originations, net of deferred fees, totaling $153.0 million as of December 31, 2020 assisting both existing and new customers, in addition to organic loan growth primarily in our commercial real estate and commercial construction portfolios. At December 31, 2019, we had loans held for sale totaling $11.2 million compared to none for 2020. During 2019, we reclassified our unsecured consumer loan portfolio, as the earnings stream from this segment of our loan portfolio was not as expected as a result of net charge-offs totaling $647 thousand recorded during 2019. On April 1, 2020, we transferred these loans back to held for investment at the lower of cost or market as the market for these types of loans receded due to market volatility as a result of the COVID-19 pandemic.

Commercial real estate loans totaled $790.0 million at December 31, 2020, compared to $747.7 million at December 31, 2019, an increase of $42.4 million, or 5.7%. Owner-occupied commercial real estate loans were $182.9 million at December 31, 2020 compared to $205.9 million at December 31, 2019. Nonowner-occupied commercial real estate loans were $607.5 million at December 31, 2020 compared to $547.8 million at December 31, 2019. Construction loans totaled $222.3 million at December 31, 2020, or 15.1% of total loans receivable. Of the $222.3 million in construction loans, $38.8 million are collateralized by land and there are no lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at each of the five years ended December 31, 2020.

Loans Receivable

At December 31, 2020, 2019, 2018, 2017 and 2016

(Dollars in thousands)

	2020		2019		2018
Commercial real estate	$790,025	53.69%	$747,675	58.74%	$683,602	60.07%
Commercial and industrial	119,529	8.12%	115,103	9.04%	137,328	12.07%
Paycheck protection program	155,805	10.59%	—	—%	—	—%
Commercial construction	222,319	15.11%	215,983	16.97%	153,339	13.47%
Consumer residential	167,872	11.41%	182,812	14.36%	131,431	11.55%
Consumer nonresidential	15,835	1.08%	11,290	0.89%	32,308	2.84%
Gross loans	1,471,385	100.00%	1,272,863	100.00%	1,138,008	100.00%
Less:
Allowance for loan losses	14,958		10,231		9,159
Unearned income and (unamortized premiums)	5,302		2,337		1,265
Loans receivable, net	$1,451,125		$1,260,295		$1,127,584

	2017		2016
Commercial real estate	$526,657	59.21%	$476,851	62.08%
Commercial and industrial	98,150	11.04%	112,061	14.59%
Commercial construction	123,444	13.88%	53,167	6.92%
Consumer residential	108,926	12.25%	106,549	13.87%
Consumer nonresidential	32,232	3.62%	19,548	2.54%
Gross loans	889,409	100.00%	768,176	100.00%
Less:
Allowance for loan losses	7,725		6,452
Unearned income and (unamortized premiums)	732		75
Loans receivable, net	$880,952		$761,649

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2020.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2020

(Dollars in thousands)

	One Year	Between One	After
	or Less	and Five Years	Five Years	Total
Commercial real estate	$44,829	$362,752	$382,444	$790,025
Commercial and industrial	22,898	49,722	46,909	119,529
Paycheck protection program	—	155,805	—	155,805
Commercial construction	68,746	74,379	79,194	222,319
Consumer residential	5,673	74,970	87,229	167,872
Consumer nonresidential	3,840	3,785	8,210	15,835
Total loans receivable	$145,986	$721,413	$603,986	$1,471,385
Fixed—rate loans	$64,504	$512,471	$294,833	$871,808
Floating—rate loans	81,482	208,942	309,153	599,577
	$145,986	$721,413	$603,986	$1,471,385
*	Payments due by period are based on the repricing characteristics and not contractual maturities.

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO at December 31, 2020 were $9.5 million compared to $14.6 million at December 31, 2019. Our ratio of nonperforming assets to total assets was 0.52% at December 31, 2020 compared to 0.95% at December 31, 2019. TDRs, as of December 31, 2020 and 2019 totaled $97 thousand and $3.9 million, respectively. The TDR recorded during 2019 is included in our total of nonaccrual loans and nonperforming assets as of December 31, 2019. However, this TDR did pay off in full, including past due interest and late fees, during the first quarter of 2020.

Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $5.1 million during 2020 as compared to 2019. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, and not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $2.1 million and $392 thousand at December 31, 2020 and 2019, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2020, we had $12.1 million in loans identified as special mention within the originated loan portfolio, a decrease of $4.9 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2019 is a result of a significant number of loans being either upgraded or having been paid off during 2020. These loans do not have a specific reserve and are considered well-secured.

At December 31, 2020, we had $17.1 million in loans identified as substandard within the originated loan portfolio, an increase of $7.3 million from December 31, 2019. The increase in substandard loans was primarily related to one loan, which is a payment deferred COVID-19 modified hotel loan. This borrower is currently making interest only payments and has agreed to continue to do so for the next 12 months. This loan also does not qualify as a TDR as this customer was current and paying as agreed upon prior to the start of the COVID-19 pandemic, and was only modified as a result of the COVID-19 pandemic which has impacted their business operations. We expect that this borrower will resume making regularly scheduled loan payments at the end of the forbearance period. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At December 31, 2020, specific reserves on originated and acquired loans totaling $2.1 million, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs of 0.02% and 0.05% for the years ended December 31, 2020 and 2019, respectively. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At December 31, 2020, 2019, 2018, 2017 and 2016

(Dollars in thousands)

	2020	2019	2018	2017	2016
Nonperforming assets:
Nonaccrual loans	$5,349	$9,693	$2,180	$741	$94
Loans contractually past‑due 90 days or more	272	1,032	1,031	48	155
Total nonperforming loans (NPLs)	$5,621	$10,725	$3,211	$789	$249
Other real estate owned (OREO)	3,866	3,866	4,224	3,866	—
Total nonperforming assets (NPAs)	$9,487	$14,591	$7,435	$4,655	$249
Performing troubled debt restructurings (TDRs)	$97	$—	$203	$1,671	$11,523
NPLs/Total Assets	0.31%	0.70%	0.24%	0.07%	0.03%
NPAs/Total Assets	0.52%	0.95%	0.57%	0.44%	0.03%
NPAs and TDRs/Total Assets	0.53%	0.95%	0.57%	0.60%	1.29%
Allowance for loan losses/NPLs	266.11%	95.39%	285.24%	979.09%	2,591.16%

Nonperforming Loans by Type

At December 31, 2020, 2019, 2018, 2017 and 2016

(Dollars in thousands)

	2020	2019	2018	2017	2016
Commercial real estate	$2,309	$4,912	$56	$154	$155
Commercial and industrial	2,883	4,142	2,800	48	94
Commercial construction	—	820	—	—	—
Consumer residential	385	839	355	587	—
Consumer nonresidential	44	12	—	—	—
	$5,621	$10,725	$3,211	$789	$249

At December 31, 2020 and 2019, there were no performing loans considered a potential problem loan. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or adversely classified or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified the following subgroups of industry segments most impacted by the pandemic. As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. On March 1, 2021, remaining payment deferred loans totaled $10.1 million, or 0.68% of the total loan portfolio, comprising five loans. One loan is a hotel participation loan totaling $9.7 million (mentioned above in the substandard loans discussion), one loan is SBA guaranteed totaling $334 thousand and the remaining three loans totaling $89 thousand are consumer unsecured loans.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals. The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of December 31, 2020.

COVID Impacted Loans By Asset Class

Year Ended December 31, 2020

(Dollars in thousands)

	Number of
Asset Class	Total Loans	Amount
Commercial Real Estate - Retail	106	$196,025
Commercial Real Estate - Mixed Use	52	84,437
Specialty Use-Hotel/Lodging/Motel	11	60,919
Commercial Real Estate - Office	111	107,766
Multi-Family First Lien	85	108,077
Commercial Real Estate - Industrial	68	97,891
Commercial Real Estate - Special Use/Church	22	41,621
Special Purpose	25	32,405
	480	$729,141

Other Loan Categories Not Impacted by COVID	2,808	742,244
	3,288	$1,471,385

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At December 31, 2020 and 2019, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2020, our commercial real estate portfolio (including construction lending) was 68.8% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

Years Ended December 31, 2020, 2019, 2018, 2017 and 2016

(Dollars in thousands)

	2020	2019	2018	2017	2016
Beginning balance	$10,231	$9,159	$7,725	$6,452	$6,239
Provision for loan losses	5,016	1,720	1,920	1,200	1,471
Loans charged off:
Commercial real estate	(115)	(20)	—	—	(513)
Commercial and industrial	—	—	(86)	(44)	(669)
Consumer residential	(41)	—	(187)	—	(76)
Consumer nonresidential	(254)	(692)	(292)	(33)	—
Total loans charged off	(410)	(712)	(565)	(77)	(1,258)
Recoveries:
Commercial real estate	9	4	—	—	—
Commercial and industrial	62	35	26	117	—
Consumer residential	2	2	1	—	—
Consumer nonresidential	48	23	52	33	—
Total recoveries	121	64	79	150	—
Net (charge-offs) recoveries	(289)	(648)	(486)	73	(1,258)
Ending balance	$14,958	$10,231	$9,159	$7,725	$6,452

	2020	2019	2018	2017	2016
Loans, net of deferred fees:
Balance at period end	$1,466,083	$1,270,526	$1,136,743	$888,677	$768,102
Allowance for loan losses to loans receivable, net of fees	1.02%	0.81%	0.81%	0.87%	0.84%
Allowance for loan losses to loans receivable, net of fees, excluding PPP	1.14%	N/A	N/A	N/A	N/A
Net charge‑offs (recoveries) to average loans receivable	0.02%	0.05%	0.05%	(0.01)%	0.19%

Allocation of the Allowance for Loan Losses

At December 31, 2020, 2019, 2018, 2017 and 2016

(Dollars in thousands)

	2020		2019		2018
	Allocation	% of Total*	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,291	53.69%	$6,399	64.55%	$5,548	60.07%
Commercial and industrial	2,546	8.12%	1,275	9.04%	1,474	12.07%
Paycheck protection program	—	10.59%	—	0.00%	—	0.00%
Commercial construction	1,960	15.11%	2,067	16.97%	1,285	13.47%
Consumer residential	690	11.41%	417	8.55%	518	11.55%
Consumer nonresidential	471	1.08%	73	0.89%	334	2.84%
Unallocated	—	0.00%	—	0.00%	—	0.00%
Total allowance for loan losses	$14,958	100.00%	$10,231	100.00%	$9,159	100.00%

	2017		2016
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$4,832	59.21%	$4,266	62.08%
Commercial and industrial	768	11.04%	1,032	14.59%
Paycheck protection program
Commercial construction	1,191	13.88%	375	6.92%
Consumer residential	626	12.25%	500	13.87%
Consumer nonresidential	268	3.62%	121	2.54%
Unallocated	40	0.00%	158	0.00%
Total allowance for loan losses	$7,725	100.00%	$6,452	100.00%
*	Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity were $264 thousand at each of December 31, 2020 and 2019, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $126.2 million at December 31, 2020, a decrease of $15.2 million or 10.7%, from $141.3 million at December 31, 2019. We sold $13.2 million in available-for-sale investment securities during 2020 as these securities had larger premiums susceptible to prepayment risk, decreasing future interest income.

As of December 31, 2020 and 2019, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $9.2 million and $11.3 million at December 31, 2020 and December 31, 2019, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At December 31, 2020 and December 31, 2019, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2020, and December 31, 2019.

We hold restricted investments in equities of the FRB and FHLB. At December 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock. At December 31, 2019, we owned $1.9 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at December 31, 2020, 2019, and 2018.

Investment Securities

At December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020		2019		2018
		Percent of		Percent of		Percent of
	Balance	Total	Balance	Total	Balance	Total
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$264	0.21%	$264	0.19%	$264	0.21%
Securities of U.S. government and federal agencies	—	0.00%	—	0.00%	1,497	1.16%
Total held‑to‑maturity securities	$264	0.21%	$264	0.19%	$1,761	1.37%
Available‑for‑sale
Securities of U.S. government and federal agencies	$—	0.00%	$4,000	2.84%	$1,000	0.78%
Securities of state and local municipalities	4,202	3.41%	4,631	3.29%	6,056	4.72%
Corporate bonds and securities	12,974	10.52%	6,984	4.97%	5,000	3.89%
Mortgage‑backed securities	105,910	85.86%	124,757	88.71%	114,379	89.05%
Certificates of deposit	—	0.00%	—	0.00%	245	0.19%
Total available‑for‑sale securities	$123,086	99.79%	$140,372	99.81%	$126,680	98.63%
Total investment securities	$123,350	100.00%	$140,636	100.00%	$128,441	100.00%

The following table presents the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at December 31, 2020.

Investment Securities by Stated Maturity

At December 31, 2020

(Dollars in thousands)

	2020
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held‑to‑maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Available‑for‑sale
Securities of state and local municipalities	$—	—	$2,021	2.29%	$379	2.25%	1,802	2.98%	4,202	2.58%
Corporate bonds	—	—	2,000	2.77%	10,974	5.26%	—	—	12,974	4.88%
Mortgaged‑backed securities	—	—	—	—	17,245	2.19%	88,665	2.08%	105,910	2.09%
Total available‑for‑sale securities	$—	—	$4,021	2.53%	$28,598	3.37%	$90,467	2.09%	$123,086	2.40%
Total investment securities	$—	—	$4,021	2.53%	$28,862	3.36%	$90,467	2.09%	$123,350	2.40%

Deposits and Other Borrowed Funds

Total deposits were $1.53 billion at December 31, 2020, an increase of $246.8 million, or 19.2%, from $1.29 billion at December 31, 2019. Noninterest-bearing deposits totaled $399.1 million at December 31, 2020, comprising 26.0% of total deposits and increased $92.8 million, or 30.3%, compared to December 31, 2019. The increase in total deposits during 2020 reflects a combination of new customer relationships (primarily from PPP loan originations) as well as growth in deposit balances from existing customers. At December 31, 2020, deposits from municipalities, which are secured by a letter of credit issued by the FHLB and a portion of our investment securities, represented 6.4% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at December 31, 2020.

Deposit Composition

At December 31, 2020

(Dollars in thousands)

	2020
		Average
	Balance	Rate
Noninterest bearing demand	$399,062	—
Interest bearing - checking, savings and money market	820,378	0.32%
Time deposits $100,000 or more	194,190	1.54%
Other time deposits	118,863	0.88%
	$1,532,493

The remaining maturity of time deposits at December 31, 2020 are as follows:

2020
Three months or less	$115,707
Over three months through six months	60,490
Over six months through twelve months	53,053
Over twelve months	83,803
$313,053

Wholesale deposits decreased to $50.0 million at December 31, 2020, from $100.0 million at December 31, 2019. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”), and Insured Cash Sweep (“ICS”), products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2020 and December 31, 2019, we had $138.9 million and $71.4 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The increase from December 31, 2019 is a result of certain customers wanting additional FDIC insurance protection as a result of the pandemic in addition to increases in customer deposit activity in these products.

The following table reports those certificates of deposit that exceed $100,000 by maturity for the year ended December 31, 2020.

Certificates of Deposit Over $100,000 and Greater

At December 31, 2020

(Dollars in thousands)

2020
Three months or less	$48,388
Over three months through six months	46,739
Over six months through twelve months	36,327
Over twelve months	62,736
$194,190

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $69.1 million at December 31, 2020, and $49.5 million at December 31, 2019. At December 31, 2020, we had $25.0 million in FHLB advances, $44.1 million in subordinated debt, net of unamortized issuance costs, and no federal funds purchased. At December 31, 2019, we had $10.0 million in federal funds purchased, $15.0 million in FHLB advances and $24.5 million in subordinated notes.

On October 13, 2020, we announced the completion of our private placement of $20 million of our 4.875% Fixed to Floating Subordinated Notes due 2030 (the “Notes”) to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. We plan to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Bank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

The following table reflects the short-term borrowings and other borrowed funds outstanding at December 31, 2020, 2019, and 2018.

Short-Term Borrowings and Other Borrowed Funds

At December 31, 2020, 2019 and 2018

(Dollars in thousands)

	2020		2019		2018
		Weighted		Weighted		Weighted
	Amount	Average	Amount	Average	Amount	Average
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate
Other short‑term borrowed funds:
Federal funds purchased	$—	0.00%	$10,000	1.60%	$—	—
FHLB advances - short term	25,000	1.15%	15,000	1.73%	—	—
Total short-term borrowed funds and weighted average rate	$25,000	1.15%	$25,000	1.68%	$—	—
Other borrowed funds:
Subordinated debt	44,085	6.26%	24,487	6.00%	24,407	6.00%
Total other borrowed funds and weighted average rate	$44,085	6.26%	$24,487	6.00%	$24,407	6.00%
Total borrowed funds and weighted average rate	$69,085	4.41%	$49,487	3.82%	$24,407	6.00%

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) CET1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.

On January 1, 2020, the federal banking agencies adopted a CBLR, which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio which exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate.

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

At January 1, 2020, we qualified for and adopted this simplified capital structure, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.

Shareholders’ equity at December 31, 2020 was $189.5 million, an increase of $10.4 million, compared to $179.1 million at December 31, 2019. The increase in shareholders’ equity was primarily attributable to the recognition of net income of $15.5 million for the year ended December 31, 2020. Common stock issued as a result of option exercises increased shareholders’ equity by $375 thousand for the year ended December 31, 2020. Accumulated other comprehensive income increased $1.1 million during 2020, primarily as a result of an increase in market value of our available-for-sale investment securities portfolio.

During the first quarter of 2020, we adopted a share repurchase program. The Company was authorized to repurchase up to 1,112,165 shares of our issued and outstanding shares of common stock, or approximately 8% of outstanding shares as of December 31, 2019. For the year ended December 31, 2020, we repurchased and cancelled a total of 487,531 shares of common stock at an average price of $14.90, totaling $7.3 million, all of which occurred during the first quarter of 2020. Due to the uncertainty related to the potential economic impact of the COVID-19 pandemic, we temporarily suspended share repurchases on March 20, 2020. On January 21, 2021, we approved a new share repurchase program pursuant to which we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors.

Total shareholders’ equity to total assets for December 31, 2020 was 10.4% and for December 31, 2019 was 11.7%. Tangible book value per shares (a non-GAAP financial measure which is defined in the table below) at December 31, 2020 and December 31, 2019 was $13.41 and $12.26, respectively. The Bank’s CBLR at December 31, 2020 was 11.65%. Total risk-based capital to risk-weighted assets for the Bank was 13.43% at December 31, 2019, which was the former capitalization calculation completed prior to the adoption of CBLR. Accordingly, we were considered “well capitalized” for regulatory purposes at December 31, 2020 and December 31, 2019.

As noted above, regulatory capital levels for the bank meets those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

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

The following tables shows the minimum capital requirement and our capital position at December 31, 2020 and December 31, 2019 for the Bank.

Capital Components

At December 31, 2020 and 2019

(Dollars in thousands)

						To Be Well Capitalized
						Under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes(1)			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2020
Leverage capital ratio	$209,359	11.65%	$143,823	≥	8.00%
At December 31, 2019
Total risk‑based capital	$192,364	13.43%	$150,369	≥	10.500%	$143,208	≥	10.00%
Tier I risk‑based capital	182,121	12.72%	121,727	≥	8.500%	114,567	≥	8.00%
Common equity tier I capital	182,121	12.72%	100,246	≥	7.000%	93,085	≥	6.50%
Leverage capital ratio	182,121	12.15%	98,214	≥	6.500%	75,550	≥	5.00%

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)

At December 31, 2020 and 2019

Dollars in thousands, except per share data

	2020	2019
Total stockholders’ equity (GAAP)	$189,500	$179,078
Less: goodwill and intangibles, net	(8,357)	(8,689)
Tangible Common Equity (non-GAAP)	$181,143	$170,389

Book value per common share (GAAP)	$14.03	$12.88
Less: intangible book value per common share	(0.62)	(0.62)
Tangible book value per common share (non-GAAP)	$13.41	$12.26

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

In addition to deposits, we have access to the different wholesale funding markets. These markets include the brokered certificate of deposit market and the federal funds market. We are a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits. We also have one-way authority with IntraFi for both their CDARs and ICS products which provides the Bank the ability to access additional wholesale funding as needed. We also maintain secured lines of credit with the FRB and the FHLB for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.

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

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $267.2 million at December 31, 2020, or 14.7% of total assets, an increase from $174.5 million, or 11.4%, at December 31, 2019. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2020 was approximately $124.1 million. Borrowing capacity with the FRB was approximately $124.3 million at December 31, 2020. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic, provide for reasonable growth, and fully comply with all regulatory requirements.

In addition to the funding sources noted above, the Federal Reserve has established the PPPLF, authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral under the CARES Act. Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies. In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios. We do not anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at December 31, 2020. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At December 31, 2020 and December 31, 2019, unused commitments to fund loans and lines of credit totaled $166.3 million and $244.4 million, respectively. Commercial and standby letters of credit totaled $5.5 million and $9.0 million at December 31, 2020 and December 31, 2019, respectively.

Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, we are exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee (“ALCO”). ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.

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

At December 31, 2020, our asset/liability position was neutral based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the two-year time frame. Our net interest income would decrease by 0.5% in an up 100 basis point scenario and would decrease by 0.6% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 3.5% in an up 100 basis point scenario and would increase by 12.5% in an up 400 basis point scenario. This neutral asset/liability position is caused by the level of fixed-rate PPP loans we originated and the increase in non-interest demand deposits we have experienced during 2020. At December 31, 2020 and December 31, 2019, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2020 and December 31, 2019 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
December 31, 2020		December 31, 2019
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	−0.62%	+400	−0.69%
+300	−0.55%	+300	−0.20%
+200	−0.63%	+200	0.11%
+100	−0.54%	+100	0.11%
0	—	0	—
−100	−0.07%	−100	0.56%
−200	−1.58%	−200	−0.80%

Economic value of equity (“EVE”), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at December 31, 2020 and December 31, 2019 is shown below and reflects that our market value of capital is in an asset position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2020 and December 31, 2019, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
December 31, 2020		December 31, 2019
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	economic value of equity	rates (basis points)	economic value of equity
+400	6.64%	+400	−13.72%
+300	6.14%	+300	−9.36%
+200	4.84%	+200	−5.21%
+100	2.68%	+100	−1.99%
0	—	0	—
−100	−4.15%	−100	1.68%
−200	−3.41%	−200	1.55%

Item 8. Financial Statements and Supplementary Data

FVCBankcorp, Inc. and Subsidiary

Fairfax, Virginia

CONSOLIDATED FINANCIAL REPORT

December 31, 2020

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FVCBankcorp, Inc.

Fairfax, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Winchester, Virginia

March 25, 2021

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Condition

December 31, 2020 and 2019

(In thousands, except share data)

			2020	2019
Assets
Cash and due from banks			$20,835	$14,916
Interest-bearing deposits at other financial institutions			120,228	18,226
Securities held-to-maturity (fair value of $0.3 million for both December 31, 2020 and 2019, respectively)			264	264
Securities available-for-sale, at fair value			126,151	141,325
Restricted stock, at cost			6,563	6,017
Loans held for sale, at fair value			—	11,198
Loans, net of allowance for loan losses of $15.0 million and $10.2 million at December 31, 2020 and 2019, respectively			1,451,125	1,260,295
Premises and equipment, net			1,654	2,084
Accrued interest receivable			9,135	4,094
Prepaid expenses			621	546
Deferred tax assets, net			8,552	7,683
Goodwill and intangibles, net			8,357	8,689
Bank owned life insurance (BOLI)			38,178	37,069
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			11,125	13,279
Other assets			14,827	7,744
Total assets			$1,821,481	$1,537,295
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$399,062	$306,235
Interest-bearing checking, savings and money market			820,378	557,148
Time deposits			313,053	422,339
Total deposits			$1,532,493	$1,285,722
Federal funds purchased			$—	$10,000
FHLB advances			25,000	15,000
Subordinated notes, net of issuance costs			44,085	24,487
Accrued interest payable			685	605
Operating lease liabilities			12,123	13,686
Accrued expenses and other liabilities			17,595	8,717
Total liabilities			$1,631,981	$1,358,217
Commitments and Contingent Liabilities
Stockholders' Equity
	2020	2019
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,510,760	13,902,067	$135	$139
Additional paid-in capital			119,568	125,779
Retained earnings			67,971	52,470
Accumulated other comprehensive income, net			1,826	690
Total stockholders' equity			$189,500	$179,078
Total liabilities and stockholders' equity			$1,821,481	$1,537,295

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2020 and 2019

(In thousands, except per share data)

	2020	2019
Interest and Dividend Income
Interest and fees on loans	$63,446	$62,182
Interest and dividends on securities held-to-maturity	6	30
Interest and dividends on securities available-for-sale	3,156	3,496
Dividends on restricted stock	342	321
Interest on deposits at other financial institutions	153	705
Total interest and dividend income	$67,103	$66,734
Interest Expense
Interest on deposits	$12,333	$16,830
Interest on federal funds purchased	81	145
Interest on short-term debt	267	116
Interest on subordinated notes	1,802	1,580
Total interest expense	$14,483	$18,671
Net Interest Income	$52,620	$48,063
Provision for loan losses	5,016	1,720
Net interest income after provision for loan losses	$47,604	$46,343
Noninterest Income
Service charges on deposit accounts	$1,008	$890
Gain on sale of securities available-for-sale	141	—
Gain on calls of securities held-to-maturity	—	3
Loss on loans held for sale	(451)	(145)
BOLI income	1,109	662
Other income	1,084	1,136
Total noninterest income	$2,891	$2,546
Noninterest Expenses
Salaries and employee benefits	$16,815	$17,047
Occupancy and equipment expense	3,329	3,400
Data processing and network administration	2,028	1,638
State franchise taxes	1,864	1,696
Audit, legal and consulting fees	986	826
Merger and acquisition expense	—	133
Loan related expenses	1,087	476
FDIC insurance	748	244
Marketing, business development and advertising	222	396
Director fees	554	532
Postage, courier and telephone	178	195
Internet banking	517	439
Core deposit intangible amortization	345	385
Impairment on branch closures	676	—
Other operating expenses	1,489	1,470
Total noninterest expenses	$30,838	$28,877
Net income before income tax expense	$19,657	$20,012
Income tax expense	4,156	4,184
Net income	$15,501	$15,828
Earnings per share, basic	$1.14	$1.15
Earnings per share, diluted	$1.10	$1.07

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020 and 2019

(In thousands)

	2020	2019
Net income	$15,501	$15,828
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax expense of $473 and $932 in 2020 and 2019, respectively.	1,780	3,164
Unrealized loss on interest rate swaps, net of tax benefit of $142 and $17 in 2020 and 2019, respectively.	(532)	(63)
Reclassification adjustment for losses realized in income, net of tax expense of $29 and $0 for 2020 and 2019, respectively.	(112)	—
Total other comprehensive income	$1,136	$3,101
Total comprehensive income	$16,637	$18,929

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

(In thousands)

	2020	2019
Cash Flows From Operating Activities
Net income	$15,501	$15,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	615	643
Provision for loan losses	5,016	1,720
Net amortization of premium of securities	497	377
Net amortization of deferred loan costs and purchase premiums	2,782	755
Net accretion of acquisition accounting adjustments	(1,073)	(487)
Gain on sale of available-for-sale securities	(141)	—
Gain on calls of held-to-maturity securities	—	(3)
Loss on loans held for sale	451	145
Impairment loss on long lived assets	676	—
Payments received on loans held for sale, net	1,107	—
Amortization of subordinated debt issuance costs	88	80
Core deposits intangible amortization	345	385
Equity-based compensation expense	690	679
BOLI income	(1,109)	(662)
Deferred income tax (benefit) expnese	(1,159)	185
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(10,061)	(2,044)
Increase in accrued interest payable, accrued expenses and other liabilities	6,204	1,826
Net cash provided by operating activities	$20,429	$19,427
Cash Flows From Investing Activities
Maturities of certificates of deposits purchased for investment	$—	$245
Decrease (increase) in interest-bearing deposits at other financial institutions	(102,002)	15,834
Purchases of securities available-for-sale	(34,796)	(36,619)
Proceeds from sales of securities available-for-sale	13,239	—
Proceeds from maturities and calls of securities held-to-maturity	—	1,500
Proceeds from maturities and calls of securities available-for-sale	4,250	1,250
Proceeds from paydowns of securities available-for-sale	34,237	21,055
Net purchase of restricted stock	(546)	(718)
Net increase in loans	(187,895)	(146,221)
Proceeds from sale of OREO	—	358
Cash acquired in acquisition	—	—
Purchases of BOLI	—	(20,000)
Purchases of premises and equipment, net	(353)	(311)
Net cash used in investing activities	$(273,866)	$(163,627)
Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$356,057	$46,329
Net increase (decrease) in time deposits	(109,306)	77,132
(Decrease) increase in federal funds purchased	(10,000)	10,000
Net increase in FHLB advances	10,000	15,000
Issuance of subordinated notes, net	19,510	—
Repurchase of shares of common stock	(7,280)	—
Common stock issuance	375	1,220
Net cash provided by financing activities	$259,356	$149,681
Net increase in cash and cash equivalents	$5,919	$5,481
Cash and cash equivalents, beginning of year	14,916	9,435
Cash and cash equivalents, end of year	$20,835	$14,916

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020 and 2019

(In thousands)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	13,713	$137	$123,882	$36,728	$(2,411)	$158,336
Net income	—	—	—	15,828	—	15,828
Adoption of lease accounting standard	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	3,101	3,101
Common stock issuance for options exercised, net	174	2	1,218	—	—	1,220
Vesting of restricted stock grants	15	—	—	—	—	—
Stock-based compensation expense	—	—	679	—	—	679
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	15,501	—	15,501
Other comprehensive income	—	—	—	—	1,136	1,136
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	62	1	374	—	—	375
Vesting of restricted stock grants	34	—	—	—	—	—
Stock-based compensation expense	—	—	690	—	—	690
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500

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

(b)   Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairment, and the valuation of other real estate owned.

(c)   Accounting for Business Combinations

Business combinations are accounted for under the acquisition method. The acquisition method requires that the assets acquired and liabilities assumed be recorded, based on their estimated fair values at the date of acquisition. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed, including identifiable intangibles, is recorded as goodwill.

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

The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

During 2018, as a result of the Company’s acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification (“ASC”) Topic 310-30 or ASC Topic 310-20.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Purchased credit-impaired (“PCI”) loans, which are the non-performing loans acquired in the Company’s acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

The Company periodically evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for PCI loans. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. On an aggregate basis, if the acquired pools of PCI loans perform better than originally expected, the Company would expect to receive more future cash flows than originally modeled at the acquisition date. For the pools with better than expected cash flows, the forecasted increase would be recorded as an additional accretable yield that is recognized as a prospective increase to the Company’s interest income on loans.

Loans are generally placed into nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of principal and/or interest is in doubt. A loan remains in nonaccrual status until the loan is current as to payment of both principal and interest or past-due less than 90 days and the borrower demonstrates the ability to pay and remain current. Loans are charged-off when a loan or a portion thereof is considered uncollectible. When cash payments are received, they are applied to principal first, then to accrued interest. It is the Company’s policy not to record interest income on nonaccrual loans until principal has become current. In certain instances, accruing loans that are past due 90 days or more as to principal or interest may not go on nonaccrual status if the Company determines that the loans are well secured and are in the process of collection.

Nonperforming assets include nonaccrual loans, loans past-due 90 days or more and other real estate owned.

The allowance for loan losses is increased or decreased by provisions for reversal of loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.

The Company maintains the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters or disease epidemics or pandemics, may impact management’s assessment of possible credit losses. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.

For purposes of monitoring the performance of the loan portfolio and estimating the allowance for loan losses, the Company’s loans receivable portfolio is segmented as follows: commercial real estate, commercial and industrial, commercial construction, consumer residential, and consumer nonresidential.

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

Commercial and industrial loans generally have a higher degree of risk than other certain types of loans. Commercial loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory, the values of which may fluctuate over time and generally cannot be appraised with as much precision as residential real estate. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the commercial success of the business itself. To manage these risks, the Company’s policy is to secure commercial loans originated with both the assets of the business, which are subject to the risks described above, and other additional collateral and guarantees that may be available.

Commercial Construction Loans. The Company’s commercial construction loan portfolio consists of acquisition, development, and construction of commercial real estate, including multi-family properties. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. Construction lending entails significant additional risks as they often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios. To reduce the risks associated with construction lending, the Company generally limits loan-to-value ratios to 80% of when-completed appraised values for owner-occupied residential or commercial properties and for investor-owned residential or commercial properties. Construction loan agreements may include provisions which allow for the payment of contractual interest from an interest reserve. Amounts drawn from an interest reserve increase the amount of the outstanding balance of the construction loan. This is an industry standard practice.

Consumer Residential. This portfolio consists primarily of home equity lines of credit (“HELOC”) that we originate in our market areas. Our HELOCs generally have a maximum loan to value of up to 85%, however, actual loan to values are typically lower than the maximum. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification.

Consumer Nonresidential. The Company’s consumer nonresidential loans consist primarily of installment loans made to individuals for personal, family and household purposes. In addition, we have purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.

Consumer loans may entail greater risk than certain other types of loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets, such as automobiles.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The Company’s policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, the Company requires its lending officers to review the borrower’s collateral and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.

The Company’s allowance for loan losses is based first on a segmentation of its loan portfolio by general loan type, or portfolio segments. For originated loans, certain portfolio segments are further disaggregated and evaluated collectively for impairment based on loan segments, which are largely based on the type of collateral underlying each loan. For purposes of this analysis, the Company categorizes loans into one of five categories: commercial and industrial, commercial real estate, commercial construction, consumer residential, and consumer nonresidential loans. Typically, financial institutions use their historical loss experience and trends in losses for each loan category which are then adjusted for portfolio trends and economic and environmental factors in determining their allowance for loan losses. Since the Bank’s inception in 2007, the Bank has experienced minimal loss history within its loan portfolio. Because of this, the allowance model uses the average loss rates of similar institutions (a custom peer group) as a baseline which is then adjusted based on the Company’s particular qualitative loan portfolio characteristics and environmental factors. The indicated loss factors resulting from this analysis are applied for each of the five categories of loans.

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

In addition, various regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2020 and 2019 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.

Loans considered to be troubled debt restructuring (“TDRs”) are loans that have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. All restructured loans are considered impaired loans and may either be in accruing status or nonaccruing status. Nonaccruing restructured loans may return to accruing status provided doubt has been removed concerning the collectability of principal and interest as evidenced by a sufficient period of payment performance in accordance with the restructured terms. Loans may be removed from the restructured category in the year subsequent to the restructuring if their revised loan terms are considered to be consistent with terms that can be obtained in the credit market for loans with comparable risk and if they meet certain performance criteria.

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

During 2020, the Company closed two branch office locations, which resulted in an impairment loss on right-of -use assets of $508 thousand and derecognition of right-of-use assets and lease liabilities of $458 thousand.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist; that indicate that a goodwill impairment test should be performed. The Company performs the impairment test annually during the fourth quarter. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

No impairment was recorded for 2020 and 2019.

(i)   Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the allowance for loan losses and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company did not foreclose on any properties during the years ended December 31, 2020 and 2019. The Company, through its acquisition of Colombo, did acquire one residential real estate property, which was sold for its recorded value in 2019.

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

(k)   Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no such liability recorded as of December 31, 2020 and 2019. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

(m)   Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and interest rate swaps for 2020 and 2019, which are also recognized as separate components of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption “Gain on sale of securities available-for-sale” in the Company’s consolidated statements of income.

(n)   Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(o)   Equity-based Compensation

The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company’s stock options are classified as equity awards.

The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. During 2017, the Company began granting restricted stock units which are granted at the fair market value of the Company’s common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2020 and 2019.

(p)   401(k) Plan

Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $350 thousand and $367 thousand for the years ended December 31, 2020 and 2019, respectively.

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

(r)   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation. None of these reclassifications were significant.

(s)   Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (“ASC”) 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. To facilitate an orderly transition from interbank offered rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to the definitions of its "accelerated filer" and "large accelerated filer" definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer's first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes-Oxley Act concerning auditor attestation over internal control over financial reporting as an "accelerated filer" as it had more than $75 million in public float but less than $700 million at the end of the Company's most recent second quarter. The rule change expands the definition of "smaller reporting companies" to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company meets this expanded category of small reporting company and is no longer considered an accelerated filer. If the Company's annual revenues exceed $100 million, its category will change back to "accelerated filer". The classifications of "accelerated filer" and "large accelerated filer" require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All are required to obtain and file annual financial statement audits, as well as provide management's assertion on effectiveness of ICFR, but the external auditor attestation of ICFR is not required for smaller reporting companies. As the Company has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation Act, which requires an auditor attestation concerning ICFR. As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company's annual reporting and audit requirements.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Federal Deposit Insurance Corporation (the agencies), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors," a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days. As of December 31, 2020, the Company has executed 277 of these deferrals on outstanding loan balances of $360.2 million. There were six loans that remained under deferral on outstanding loan balances of $12.5 million at December 31, 2020.

In August 2020, the FASB issued ASU No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, in cluding the Company, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs." This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Note 3.  Business Combinations

On October 12, 2018, the Company acquired Colombo, a commercial bank with approximately $199 million in assets, after purchase accounting adjustments. Based on an average closing price of the Company’s common stock during the five trading day period ended on October 10, 2018 of $19.614 (the “Average Closing Price”), the shareholders of Colombo common stock received 0.002217 shares of the Company’s common stock and $0.053157 in cash for each share of Colombo common stock held, plus cash in lieu of fractional shares at a rate equal to the Average Closing Price, and subject to the right of holders of Colombo common stock who own fewer than 45,086 shares of Colombo common stock after aggregation of all shares held in the same name, and who made a timely election, to receive only cash in an amount equal to $0.096649 per share of Colombo common stock. As a result of the merger, 763,051 shares of the Company’s common stock and $18.3 million in cash were issued in exchange for outstanding shares of Colombo common stock. Total consideration for the acquisition was $32.9 million.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table sets forth the assets acquired and liabilities assumed in the acquisition at their estimated fair values as of the closing date of the transactions:

Assets acquired:	October 12, 2018
Cash and cash equivalents	$23,469
Interest-bearing deposits	3,874
Securities available-for-sale	12,732
Restricted stock, at cost	1,391
Loans	142,593
Premises and equipment	789
Deferred tax assets, net	4,289
Goodwill	6,512
Core deposit intangible, net	1,950
Accrued interest receivable	406
Prepaid expense	161
Other real estate owned (OREO)	358
Other assets	638
Total assets acquired	$199,162

Liabilities assumed:
Deposits:
Non-interest bearing	$19,080
Interest-bearing checking, savings and money market	48,426
Time deposits	70,778
Total deposits	138,284
FHLB advances	27,577
Accrued interest payable	127
Accrued expenses and other liabilities	294
Total liabilities assumed:	$166,282
Total consideration paid	$32,880

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

For loans that were identified as performing, the fair values were determined using a discounted cash flow analysis (the “income approach”). Performing loans were segmented into pools based on loan type (commercial real estate, commercial and industrial, commercial construction, consumer residential and consumer nonresidential), and further segmented based on payment structure (fully amortizing, non-fully amortizing balloon, or interest only), rate type (fixed versus variable), and remaining maturity. The estimated cash flows expected to be collected for each loan was determined using a valuation model that included the following key assumptions: prepayment speeds, expected credit loss rates and discount rates. Prepayment speeds were influenced by many factors including, but not limited to, current yields, historic rate trends, payment types, interest rate type, and the duration of the individual loan. Expected credit loss rates were based on recent and historical default and loss rates observed for loans with similar characteristics, and further influenced by a credit review by management and a third party consultant on a selection of loans within the acquired portfolio. The discount rates used were based on rates market participants might charge for cash flows with similar risk characteristics at the acquisition date. These assumptions were developed based on management discussions and third party professional experience.

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

The difference between the fair value and the expected cash flows from acquired loans will be accreted to interest income over the remaining term of the loans in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” See Note 5 for further details.

Premises and equipment. The land and building acquired were recorded at fair value as determined by the current tax assessment at acquisition date.

Other real estate owned ("OREO"). OREO was recorded at fair value based on an existing purchase contract.

Core deposit intangible. Core deposit intangibles (“CDI”) are measures of the value of noninterest checking, savings, interest-bearing checking, and money market deposits that are acquired in a business combination excluding certificates of deposit with balances over $250,000 and high yielding interest bearing deposit accounts, which the Company determines customer related intangible assets as non-existent. The fair value of the CDI stemming from any business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. The CDI is being amortized over an estimated useful life of 9.8 years to approximate the existing deposit relationships acquired.

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

Federal Home Loan Bank (“FHLB”) advances. The fair value of FHLB advances was determined based on the repayment amount as all acquired advances were repaid immediately following the acquisition.

Note 4.  Investment Securities and Other Investments

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2020 and 2019, are as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of state and local municipalities tax exempt	$3,398	$95	$—	$3,493
Securities of state and local municipalities taxable	804	14	—	818
Corporate bonds	12,974	80	(237)	12,817
SBA pass-through securities	138	3	—	141
Mortgage-backed securities	81,296	2,479	(61)	83,714
Collateralized mortgage obligations	24,476	718	(26)	25,168
Total Available-for-sale Securities	$123,086	$3,389	$(324)	$126,151

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$4,000	$—	$(4)	$3,996
Securities of state and local municipalities tax exempt	3,662	76	—	3,738
Securities of state and local municipalities taxable	969	—	(14)	955
Corporate bonds	6,984	78	(81)	6,981
SBA pass-through securities	163	—	(4)	159
Mortgage-backed securities	96,358	1,077	(246)	97,189
Collateralized mortgage obligations	28,236	290	(219)	28,307
Total Available-for-sale Securities	$140,372	$1,521	$(568)	$141,325

The Company had securities with a market value of $9.2 million and $11.3 million pledged with the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”) for the years ended December 31, 2020 and 2019, respectively.

There were no securities pledged with the Treasury Board of Virginia at the Community Bankers’ Bank at December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the prior twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$4,240	$(10)	$2,000	$(227)	$6,240	$(237)
Mortgage-backed securities	17,504	(61)	—	—	17,504	(61)
Collateralized mortgage obligations	2,098	(26)	—	—	2,098	(26)
Total	$23,842	$(97)	$2,000	$(227)	$25,842	$(324)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$2,997	$(3)	$999	$(1)	$3,996	$(4)
Securities of state and local municipalities taxable	—	—	955	(14)	955	(14)
Corporate bonds	2,463	(22)	941	(59)	3,404	(81)
SBA pass-through securities	—	—	159	(4)	159	(4)
Mortgage-backed securities	15,529	(73)	20,475	(173)	36,004	(246)
Collateralized mortgage obligations	7,479	(94)	7,975	(125)	15,454	(219)
Total	$28,468	$(192)	$31,504	$(376)	$59,972	$(568)

Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+, while one has a rating of BB. The remaining ten investments do not carry a rating.

Mortgage-backed securities: The unrealized losses on the Company's investment in four mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with two CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of securities available-for-sale as of December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2020
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$4,021	$4,029
After 5 years through 10 years	264	274	28,598	29,232
After 10 years	—	—	90,467	92,890
Total	$264	$274	$123,086	$126,151

For the years ended December 31, 2020 and 2019, proceeds from maturities, calls, and principal repayments of securities were $38.5 million and $24.1 million, respectively. During 2020 and 2019, proceeds from sales of securities amounted to $13.2 million and $0 , respectively, and gross realized gains amounted to $141 thousand and $3 thousand, respectively. There were no realized losses in 2020 and 2019.

The Company has other investments in the form of restricted stock totaling $6.6 million and $6.0 million at December 31, 2020 and 2019, respectively. The following table discloses the types of investments included in other investments:

	2020	2019
Federal Reserve stock	$3,973	$4,018
FHLB stock	2,443	1,852
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
	$6,563	$6,017

As members of the Federal Reserve Bank and the FHLB, the Company’s banking subsidiary is required to hold stock in these entities. Stock membership in Community Bankers’ Bank allows the Company to secure overnight funding. These investments are carried at cost since no active trading markets exist.

Note 5.  Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	2020			2019
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$761,876	$28,149	$790,025	$709,046	$38,629	$747,675
Commercial and industrial	271,039	4,295	275,334	107,698	7,405	115,103
Commercial construction	220,845	1,474	222,319	210,933	5,050	215,983
Consumer real estate	133,940	33,932	167,872	136,762	46,050	182,812
Consumer nonresidential	15,802	33	15,835	11,205	85	11,290
	$1,403,502	$67,883	$1,471,385	$1,175,644	$97,219	$1,272,863
Less:
Allowance for loan losses	14,333	625	14,958	10,202	29	10,231
Unearned income and (unamortized premiums), net	5,302	—	5,302	2,337	—	2,337
Loans, net	$1,383,867	$67,258	$1,451,125	$1,163,105	$97,190	$1,260,295

During 2018, as a result of the Company’s acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition as of December 31, 2020 and 2019 are as follows:

2020
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$4,010
Carrying amount	3,064
Other acquired loans
Outstanding principal balance	65,656
Carrying amount	64,819
Total acquired loans
Outstanding principal balance	69,666
Carrying amount	67,883

2019
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$5,605
Carrying amount	4,810
Other acquired loans
Outstanding principal balance	93,587
Carrying amount	92,409
Total acquired loans
Outstanding principal balance	99,192
Carrying amount	97,219

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table presents changes for the year ended December 31, 2020 and 2019 in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2020	$371
Accretion	(878)
Reclassification of nonaccretable difference due to improvement in expected cash flows	691
Other changes, net	32
Balance at December 31, 2020	$216
(In thousands)
Balance at January 1, 2019	$357
Accretion	(136)
Reclassification of nonaccretable difference due to improvement in expected cash flows	78
Other changes, net	72
Balance at December 31, 2019	$371

An analysis of the allowance for loan losses for the years ended December 31, 2020 and 2019 follows:

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
2020
Allowance for loan losses:
Beginning Balance	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	(115)	—	—	(41)	(254)	(410)
Recoveries	9	62	—	2	48	121
Provision	2,998	1,209	(107)	312	604	5,016
Ending Balance	$9,291	$2,546	$1,960	$690	$471	$14,958

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
2019
Allowance for loan losses:
Beginning Balance	$5,548	$1,474	$1,285	$518	$334	$9,159
Charge-offs	(20)	—	—	—	(692)	(712)
Recoveries	4	35	—	2	23	64
Provision	867	(234)	782	(103)	408	1,720
Ending Balance	$6,399	$1,275	$2,067	$417	$73	$10,231

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table presents the recorded investment in loans and impairment method as of December 31, 2020 and 2019, by portfolio segment:

	Allowance for Loan Losses

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
2020
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$625	$1,450	$—	$25	$—	$2,100
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,666	1,096	1,960	665	471	12,858
	$9,291	$2,546	$1,960	$690	$471	$14,958

	Loans Receivable

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
2020
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,379	$7,086	$—	$254	$—	$20,719
Purchased credit impaired loans	3,007	—	—	57	—	3,064
Collectively evaluated for impairment	773,639	268,248	222,319	167,561	15,835	1,447,602
	$790,025	$275,334	$222,319	$167,872	$15,835	$1,471,385

	Allowance for Loan Losses

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
2019
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$364	$—	$29	$—	$393
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	6,399	911	2,067	388	73	9,838
	$6,399	$1,275	$2,067	$417	$73	$10,231

	Loans Receivable

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
2019
Financing receivables:
Ending Balance
Individually evaluated for impairment	$12,962	$5,208	$820	$1,260	$—	$20,250
Purchased credit impaired loans	4,043	400	—	367	—	4,810
Collectively evaluated for impairment	730,670	109,495	215,163	181,185	11,290	1,247,803
	$747,675	$115,103	$215,983	$182,812	$11,290	$1,272,863

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Impaired loans by class excluding purchased credit impaired, as of December 31, 2020 and 2019 are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,287	5,287	1,450	5,682	358
Commercial construction	—	—	--	--	—
Consumer real estate	97	97	25	99	6
Consumer nonresidential	—	—	—	—	—
	$5,384	$5,384	$1,475	$5,781	$364
2020
With no related allowance:
Commercial real estate	$9,926	$9,930	$—	$9,938	$133
Commercial and industrial	1,799	1,799	—	2,433	148
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$11,725	$11,729	$—	$12,371	$281

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2020
With an allowance recorded:
Commercial real estate	$3,303	$4,316	$625	$4,811	$267
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$3,303	$4,316	$625	$4,811	$267
2020
With no related allowance:
Commercial real estate	$150	$164	$—	$164	$13
Commercial and industrial	157	215	—	215	12
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$307	$379	$—	$379	$25

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	2,040	2,040	364	2,081	157
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,040	$2,040	$364	$2,081	$157
2019
With no related allowance:
Commercial real estate	$12,792	$12,796	$—	$13,617	$661
Commercial and industrial	3,168	3,323	—	5,387	340
Commercial construction	820	820	—	816	56
Consumer real estate	940	940	—	940	38
Consumer nonresidential	—	—	—	—	—
	$17,720	$17,879	$—	$20,760	$1,095

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2019
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	169	163	29	163	10
Consumer nonresidential	—	—	—	—	—
	$169	$163	$29	$163	$10
2019
With no related allowance:
Commercial real estate	$170	$165	$—	$165	$13
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	151	152	—	155	8
Consumer nonresidential	—	—	—	—	—
	$321	$317	$—	$320	$21

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

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2020 and 2019:

2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$741,570	$262,355	$220,845	$133,750	$15,802	$1,374,322
Special mention	10,380	1,598	—	93	—	12,071
Substandard	9,926	7,086	—	97	—	17,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$761,876	$271,039	$220,845	$133,940	$15,802	$1,403,502

2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$24,696	$4,295	$1,474	$33,844	$33	$64,342
Special mention	—	—	—	—	—	—
Substandard	3,453	—	—	88	—	3,541
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$28,149	$4,295	$1,474	$33,932	$33	$67,883

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

2019 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$690,082	$102,491	$210,113	$134,913	$11,186	$1,148,785
Special mention	14,772	476	—	1,748	19	17,015
Substandard	4,192	4,731	820	101	—	9,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$709,046	$107,698	$210,933	$136,762	$11,205	$1,175,644

2019 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$35,284	$7,005	$5,050	$45,365	$85	$92,789
Special mention	3,089	—	—	139	—	3,228
Substandard	256	400	—	546	—	1,202
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,629	$7,405	$5,050	$46,050	$85	$97,219

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2020, the Company had $12.1 million in loans identified as special mention within the originated loan portfolio, a decrease of $4.9 million from December 31, 2019. Special mention rated loans are loans that have a potential weakness that deserve management’s close attention. These loans do not have a specific reserve and are considered well-secured. At December 31, 2020, the Company had $17.1 million in loans identified as substandard within the originated loan portfolio, an increase of $7.3 million from December 31, 2019. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of December 31, 2020, specific reserves on originated and acquired loans totaling $2.1 million, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2020 and 2019:

2020 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$88	$—	$88	$761,788	$761,876	$—	$—
Commercial and industrial	—	—	—	—	271,039	271,039	—	2,883
Commercial construction	—	13	—	13	220,832	220,845	—	—
Consumer real estate	347	76	—	423	133,517	133,940	—	—
Consumer nonresidential	—	—	44	44	15,758	15,802	44	—
Total	$347	$177	$44	$568	$1,402,934	$1,403,502	$44	$2,883

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

2020 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$694	$—	$—	$694	$27,455	$28,149	$—	$2,309
Commercial and industrial	—	—	—	—	4,295	4,295	—	—
Commercial construction	111	—	—	111	1,363	1,474	—	—
Consumer real estate	353	108	228	689	33,243	33,932	228	157
Consumer nonresidential	—	—	—	—	33	33	—	—
Total	$1,158	$108	$228	$1,494	$66,389	$67,883	$228	$2,466

2019 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$8,443	$—	$498	$8,941	$700,105	$709,046	$753	$3,903
Commercial and industrial	1,184	—	48	1,232	106,466	107,698	48	3,822
Commercial construction	2,000	—	—	2,000	208,933	210,933	—	820
Consumer real estate	396	153	356	905	135,857	136,762	101	—
Consumer nonresidential	77	56	12	145	11,060	11,205	12	—
Total	$12,100	$209	$914	$13,223	$1,162,421	$1,175,644	$914	$8,545

2019 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$38,629	$38,629	$—	$256
Commercial and industrial	—	—	—	—	7,405	7,405	—	272
Commercial construction	—	—	—	—	5,050	5,050	—	—
Consumer real estate	1,138	241	118	1,497	44,553	46,050	118	620
Consumer nonresidential	—	—	—	—	85	85	—	—
Total	$1,138	$241	$118	$1,497	$95,722	$97,219	$118	$1,148

There were overdrafts of $72 thousand and $181 thousand at December 31, 2020 and 2019 which have been reclassified from deposits to loans. At December 31, 2020 and 2019, loans with a carrying value of $132.6 million and $154.0 million were pledged to the FHLB.

There were no defaults of TDRs where the default occurred within twelve months of the restructuring during the year ended December 31, 2020. There was a default of one TDR during the twelve months of restructuring during the year ended December 31, 2019 with an outstanding loan balance of $3.9 million.

The following table presents the TDRs originated during the year ended December 31, 2020 and 2019:

At December 31, 2020

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial real estate	1	$97	$97
Total	1	$97	$97

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

At December 31, 2019

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial real estate	1	$3,903	$3,903
Total	1	$3,903	$3,903

As of December 31, 2020 and 2019, the Company has a recorded investment in TDRs of $97 thousand and $3.9 million, respectively.

The concessions made in TDRs were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt. The payment deferrals that were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.

Note 6.  Other Real Estate Owned

OREO activity was $3.9 million at December 31, 2020 and 2019. There was no activity in 2020 and 2019.There were no foreclosed residential real estate properties recorded in OREO as a result of obtaining physical possession of the property at December 31, 2020 and 2019. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2020. At December 31, 2019, there was $177 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. The Company recorded no impairment charges during 2020 and 2019.

Note 7.  Goodwill and Intangibles

As a result of the Company’s acquisition of Colombo in October 2018, the Company recognized goodwill and core deposit intangibles. During the fourth quarter of 2020, the Company engaged a third party specialist to perform an independent goodwill and other intangible assets valuation. During 2020, bank stocks in general as well as the Company's market capitalization declined as a result of the events surrounding the COVID-19 pandemic. Based on the qualitative analysis completed, the Company does not believe this decline is indicative of permanent deterioration of the value of the Bank, and as such, no impairment was recorded as of December 31, 2020.

Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Balance at December 31, 2018	$204	$125	$1,950	$98	$2,154	$223
2019 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	365	—	365
Balance at December 31, 2019	$204	$145	$1,950	$463	$2,154	$608
2020 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	326	—	326
Balance at December 31, 2020	$204	$165	$1,950	$789	$2,154	$954

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The aggregate amortization expense was $345 thousand for 2020 and $385 thousand for 2019. The estimated amortization expense for the next five years and thereafter is as follows:

2021	$305
2022	262
2023	205
2024	165
2025	125
Thereafter	138

The carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

Balance at December 31, 2018	$6,512
Colombo measurement period adjustment	645
Balance at December 31, 2019 and 2020	$7,157

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2020	2019
Leasehold improvements	$2,715	$2,899
Furniture, fixtures and equipment	4,081	3,957
Computer software	1,233	1,079
Land	61	61
Buildings	196	196
	$8,286	$8,192
Less: accumulated depreciation	6,632	6,108
	$1,654	$2,084

For the years ended December 31, 2020 and 2019, depreciation expense was $615 thousand and $643 thousand, respectively.

The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following tables present information about leases as of December 31, 2020 and 2019:

	2020	2019
Right-of-Use-Asset	$11,125	$13,279
Lease Liability	$12,123	$13,686
Weighted Average Remaining Lease Term (Years)	9.8	11.1
Weighted Average discount rate	3.22%	3.32%

	Years Ended December 31,
	2020	2019
Operating Lease Expense	$1,694	$1,784

Cash paid for amounts included in lease liabilities	$1,582	$1,642
Impairment loss on right-of-use asset	508	—
Derecognition of right-of-use asset and lease liabilities	458	—
Right-of-use assets obtained in exchange for operating lease liabilities	59	2,378

The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

2021	$1,561
2022	1,599
2023	1,595
2024	1,566
2025	1,441
Thereafter	6,456
Total	$14,218
Less: discount	(2,095)
$12,123

Note 9.  Deposits

Remaining maturities on certificates of deposit are as follows:

2021	$229,251
2022	59,200
2023	16,297
2024	5,583
2025	2,722
$313,053

Total time deposits of $250,000 and greater were $100.8 million and $147.5 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company had one customer relationship whose related balance on deposit exceeded 5% of outstanding deposits. This customer relationship comprises 10% of outstanding deposits at December 31, 2020 and 7% of outstanding deposits at December 31, 2019.

Brokered deposits totaled $50.0 million and $100.0 million at December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 10. Other Borrowed Funds

Other borrowed funds at December 31, 2020 and 2019 consist of the following:

	2020		2019
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
Federal funds purchased	$—	0.00%	$10,000	1.60%
FHLB advances	25,000	1.15%	15,000	1.73%
Subordinated debt, net	44,085	6.26%	24,487	6.00%
Total borrowings	$69,085	4.41%	$49,487	3.82%

The Company had $25 million of FHLB advances at December 31, 2020 and $15 million at December 31,2019. At December 31, 2020, 1-4 family residential loans with a lendable value of $7.6 million, multi-family residential loans with a book value of $6.3 million, home equity lines of credit with a book value of $9.3 million and commercial real estate loans with a book value of $72.8 million were pledged against an available line of credit with the Federal Home Loan Bank totaling $95.9 million as of December 31, 2020. The Bank has a letter of credit with the FHLB in the amount of $85.0 million for the purpose of providing collateral for Virginia public deposits. The remaining lendable collateral value at December 31, 2020 totaled $362.8 million.

The Company has unsecured lines of credit with correspondent banks totaling $269.0 million at December 31, 2020 and $199.0 million at December 31, 2019, available for overnight borrowing. At December 31, 2020 and 2019, $0.0 and $10.0 million, respectively, of these lines of credit with correspondent banks were drawn upon.

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

On October 13, 2020, the Company completed its private placement of $20 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Company plans to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Company's subsidiary, FVCbank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

The subordinated notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the Basel III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. At December 31, 2020 and 2019, $41 million and $21 million, respectively, of the proceeds of the Company’s subordinated notes have been included in the Bank’s Tier 1 capital.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$3,365	$2,302
Net operating loss carryforward – federal and state	3,204	3,666
Bank premises and equipment	224	168
Nonqualified stock options and restricted stock	546	554
Organizational and start-up expenses	34	47
Acquisition accounting adjustments	181	454
Non-accrual loan interest	66	58
Deferred loan (fees) costs	1,193	526
Lease liability	2,728	3,079
Unrealized loss on interest rate swap	158	18
	$11,699	$10,872
Deferred Tax Liabilities:
Right-of-use assets	$(2,503)	$(2,987)
Unrealized gain on securities available for sale	(644)	(214)
	$(3,147)	$(3,201)
Net Deferred Tax Assets	$8,552	$7,671

The income tax expense charged to operations for the years ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current tax expense	$5,315	$3,999
Deferred tax expense (benefit)	(1,159)	185
	$4,156	$4,184

Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2020	2019
Computed "expected" tax expense	$4,128	$4,203
Increase (decrease) in income taxes resulting from:
State income tax expense (benefit)	294	490
Non-deductible expense	31	38
Tax free income	(251)	(158)
Tax benefits from exercise of stock options	(89)	(179)
Other	43	(210)
	$4,156	$4,184

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2017.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Under the provisions of the Internal Revenue Code, the Company has $13.3 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. Beginning in 2019, the federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.

Note 12. Derivative Financial Instruments

The Company enters into interest rate swap agreements (“swap agreements”) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2020. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2020, the Company entered into 21 interest rate swap agreements which are collateralized by $14.0 million in cash. As of December 31, 2019, the Company entered into 17 interest rate swap agreements which are collateralized by $6.1 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Notional Amount	Fair Value

Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$157,658	$13,633
Pay Fixed/Receive Variable Swaps	157,658	(13,633)

	December 31, 2019
	Notional Amount	Fair Value

Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$94,755	$(6,001)
Pay Fixed/Receive Variable Swaps	94,755	6,001

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

At December 31, 2020 and 2019, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) is as follows:

(Dollars in thousands)	2020	2019
Notional amount	$60,000	$15,000
Weighted average pay rate	0.87%	1.88%
Weighted average receive rate	0.24%	1.90%
Weighted average maturity in years	2.10 years	3 years
Unrealized loss relating to interest rate swaps	$(754)	$(80)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2020 and 2019, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2020 and 2019, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding which contract amounts represent credit risk:

	2020	2019
Commitments to grant loans	$13,598	$27,260
Unused commitments to fund loans and lines of credit	166,259	244,367
Commercial and standby letters of credit	5,529	9,002

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The Company maintains its cash accounts with the Federal Reserve Bank and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $25.3 million and $10.6 million at December 31, 2020 and 2019, respectively.

Note 14. Minimum Regulatory Capital Requirements

In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”). The Statement, among other things, exempts bank holding companies that have assets below a specified asset threshold from the consolidated regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company qualifies as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III Rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in January 1, 2019. As a part of the new requirements, the Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. The Company has made an election to not have the net unrealized gain or loss on available-for-sale securities included in computing regulatory capital. Under the Basel III Rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. Management believes as of December 31, 2020 and 2019, the Bank meets all capital adequacy requirement to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Pursuant to the EGRRCPA, regulators have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR”), for qualifying community bank organizations. Banks that qualify could opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. The CBLR framework eliminates the four required capital ratios disclosed below and requires the disclosure of a single leverage ratio, with a minimum requirement of 9%. On January 1, 2020, the Company opted in to the CBLR framework.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The CARES Act, passed in response to the COVID-19 pandemic, directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

The Bank continues to be subject to various capital requirements administered by banking agencies. The capital ratios for the Bank as of December 31, 2020 and 2019 are shown in the following table.

					Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement(1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$209,359	11.65%	$143,823	8.000%	—	—
As of December 31, 2019:
Total Risk Based Capital (to Risk Weighted Assets)	$192,364	13.43%	$150,369	10.500%	$143,208	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$182,121	12.72%	$121,727	8.500%	$114,567	8.000%
Common Tier 1 (CET1) (to Risk Weighted Assets)	$182,121	12.72%	$100,246	7.000%	$93,085	6.500%
Tier 1 Capital (to Average Assets)	$182,121	12.15%	$98,214	6.500%	$75,550	5.000%

(1)  Except with regard to the Bank’s Tier 1 to average assets ratio, the minimum capital requirement includes the Basel III Capital Rules capital conservaion buffer.

Dividend Restrictions – The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2020, $55.2 million of retained earnings is available to pay dividends.

Note 15. Related Party Transactions

Officers, directors and their affiliates had borrowings of $14.3 million and $14.5 million at December 31, 2020 and 2019 with the Company. During the years ended December 31, 2020 and 2019, total principal additions were $476 thousand and $292 thousand , and total principal payments were $608 thousand and $611 thousand, respectively.

Related party deposits amounted to $43.7 million and $46.2 million at December 31, 2020 and 2019, respectively.

Note 16. Stock-Based Compensation Plan

The Company’s Amended and Restated 2008 Option Plan (the “Plan”), which is shareholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the shareholders approved an amendment to the Amended and Restated 2008 Plan to extend the term of the plan until 2028 and increase the number of shares authorized for issuance under the Plan by 200,000 shares.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At December 31, 2020, 148,602 shares were available to grant under the Plan.

No options were granted during 2020 and 2019. For the year ended December 31, 2020, 2,737 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. For the year ended December 31, 2019, 17,491 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.

A summary of option activity under the Plan as of December 31, 2020, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2020	1,797,516	$8.09	4.10	—
Granted	—	—
Exercised	(64,501)	6.50
Forfeited or expired	(5,070)	10.54
Outstanding and Exercisable at December 31, 2020	1,727,945	$8.14	3.17	$11,334,386
(1)	The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on changes in the market value of the Company’s stock.

The compensation cost that has been charged to income for the plan was $690 thousand and $679 thousand for 2020 and 2019, respectively. As of December 31, 2020, all outstanding shares of the Plan are fully vested and amortized. Tax benefits recognized for qualified and non-qualified stock options during 2020 and 2019 totaled $89 thousand and $179 thousand, respectively.

A summary of the Company’s restricted stock grant activity as of December 31, 2020 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	109,718	$18.70
Granted	—	—
Vested	(34,460)	18.44
Forfeited	(2,515)	18.69
Balance at December 31, 2020	72,743	$18.82

As of December 31, 2020, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 26 months.

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

Level 2 — Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model -based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of state and local municipalities tax exempt	$3,493	—	$3,493	—
Securities of state and local municipalities taxable	818	—	818	—
Corporate bonds	12,817	—	12,817	—
SBA pass-through securities	141	—	141	—
Mortgage-backed securities	83,714	—	83,714	—
Collateralized mortgage obligations	25,168	—	25,168	—
Total Available-for-Sale Securities	$126,151	$—	$126,151	$—

		Fair Value Measurements at
		December 31, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$3,996	$—	$3,996	$—
Securities of state and local municipalities tax exempt	3,738	—	3,738	—
Securities of state and local municipalities taxable	955	—	955	—
Corporate bonds	6,981	—	6,981	—
SBA pass-through securities	159	—	159	—
Mortgage-backed securities	97,189	—	97,189	—
Collateralized mortgage obligations	28,307	—	28,307	—
Total Available-for-Sale Securities	$141,325	$—	$141,325	$—

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

Loans Held for Sale:    During the fourth quarter of 2019, the Company reclassified a portion of its consumer unsecured loan portfolio as held for sale and recorded a loss on the market value adjustment totaling $145 thousand. During the second quarter of 2020, the Company reclassified its consumer unsecured loans held for sale portfolio to held for investment at the lower of cost or market as the market for these types of loans receded due to current economic conditions. For the year ended December 31, 2020, the Company recorded a loss on the market value adjustment totaling $451 thousand. The portfolio totaled $6.5 million at December 31, 2020, compared to $11.2 million at December 31, 2019. The measurement of loss associated with the loans held for sale can be based on the observable market price of the loan portfolio. Any fair value adjustments are recorded in the period incurred as losses on loans held for sale on the Consolidated Statements of Income.

Other Real Estate Owned:    Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, which results in a Level 3 classification of the inputs for determining fair value. OREO properties are evaluated regularly for impairment and adjusted accordingly.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$6,587	$—	$—	$6,587
Other real estate owned	$3,866	$—	$—	$3,866

		Fair Value Measurements
		Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$1,816	$—	$—	$1,816
Loans held for sale	$11,198	$—	$11,198	$—
Other real estate owned	$3,866	$—	$—	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2020 and 2019:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$6,587	Discounted appraised value	Marketability/Selling costs	0% - 8%	(6.23)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2019
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$1,816	Discounted appraised value	Marketability/Selling costs	5% - 8%	(7.84)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and 2019. Fair values for December 31, 2020 and 2019 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of December 31, 2020 using
		Quoted Prices in
		Active Markets	Significant	Significant
	Carrying	for Identical	Unobservable	Unobservable
	Amount	Assets	Inputs	Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,835	$20,835	$—	$—
Interest-bearing deposits at other institutions	120,228	120,228	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	126,151	—	126,151	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,451,125	—	—	1,463,270
Bank owned life insurance	38,178	—	38,178	—
Accrued interest receivable	9,135	—	9,135	—
Financial liabilities:
Checking, savings and money market accounts	$1,219,440	$—	$1,219,440	$—
Time deposits	313,053	—	316,341	—
FHLB advances and Subordinated notes	25,000	—	25,000	—
Subordinated notes	44,085	—	42,438	—
Accrued interest payable	685	—	685	—

		Fair Value Measurements as of December 31, 2019 using
		Quoted Prices in
		Active Markets	Significant	Significant
	Carrying	for Identical	Unobservable	Unobservable
	Amount	Assets	Inputs	Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,916	$14,916	$—	$—
Interest-bearing deposits at other institutions	18,226	18,226	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	141,325	—	141,325	—
Restricted stock	6,017	—	6,017	—
Loans held for sale	11,198	—	11,198	—
Loans, net	1,260,295	—	—	1,254,685
Bank owned life insurance	37,069	—	37,069	—
Accrued interest receivable	4,094	—	4,094	—
Financial liabilities:
Checking, savings and money market accounts	$863,383	$—	$863,383	$—
Time deposits	422,339	—	424,398	—
Federal funds purchased	10,000	—	10,000	—
FHLB advances and Subordinated notes	15,000	—	15,000	—
Subordinated notes	24,487	—	24,564	—
Accrued interest payable	605	—	605	—

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 18. Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options as of December 31, 2020 and 2019, respectively.

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2020 and 2019.

The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	Years Ended
	December 31,
	2020	2019
Net income	$15,501	$15,828
Weighted average shares - basic	13,542	13,817
Effect of dilutive securities	592	1,008
Weighted average shares - diluted	14,134	14,825
Basic EPS	$1.14	$1.15
Diluted EPS	$1.10	$1.07

Note 19. Supplemental Cash Flow Information

	For the Years Ended
	December 31,
(dollars in thousands)	2020	2019

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$14,383	$18,698
Income taxes	3,505	2,268
Noncash investing and financing activities:
Transfer of loans to loans held for sale	—	11,343
Unrealized gain on securities available-for-sale	2,112	4,096
Unrealized loss on interest rate swaps	(674)	—
Transfer of loans held for sale to loans, net	9,641	—
Initial right of use asset – operating leases	—	12,249
Initial lease liability – operating leases	—	12,656
Right-of-use assets obtained in the exchange for lease liabilities during the current period	59	2,378
Derecognition of right-of-use assets and lease liability	458	—

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Note 20. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income ("AOCI") for the years ended December 31, 2020 and 2019 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and interest rate swap, for each of the years ended December 31, 2020 and 2019.

	2020
	Available-for-	Cash Flow
	Sale Securities	Hedges		Total
Balance, beginning of period	$753	$(63)		$690
Net unrealized gains (losses) during the period	1,780	(532)	3	1,248
Net reclassification adjustment for gains realized in income	(112)	—		(112)
Other comprehensive income (loss), net of tax	1,668	(532)		1,136
Balance, end of period	$2,421	$(595)		$1,826

	2019
	Available-for-	Cash Flow
	Sale Securities	Hedges	Total
Balance, beginning of period	$(2,411)	$—	$(2,411)
Net unrealized gains (losses) during the period	3,164	(63)	3,101
Other comprehensive income (loss), net of tax	3,164	(63)	3,101
Balance, end of period	$753	$(63)	$690

The following table presents information related to reclassifications from accumulated other comprehensive income.

	Amount Reclassified from AOCI		Affected Line Item
	into Income		in the Consolidated
	For the Years Ended December 31,		Statements of
Details about AOCI	2020	2019	Income
Gain on sale of available-for-sale securities	$(141)	$—	Gain on sale of securities available-for-sale
Income tax expense	29	—	Income tax benefit
Total	$(112)	$—	Net of tax

Note 21. Revenue Recognition

The Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$1,008	$890
Fees, Exchange, and Other Service Charges	345	429
Other income	76	38
Noninterest Income (in-scope of Topic 606)	1,429	1,357
Noninterest Income (out-scope of Topic 606)	1,462	1,189
Total Noninterest Income	$2,891	$2,546

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

Contract Acquisition Costs

Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2020 or 2019.

Note 22. Parent Company Only Financial Statements

The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION

December 31, 2020 and 2019

Assets	2020	2019
Cash and cash equivalents	$8,016	$5,421
Securities available-for-sale	1,012	1,040
Investment in subsidiary	222,531	194,914
Other assets	2,162	2,246
Total assets	$233,721	$203,621
Liabilities and Stockholders' Equity
Subordinated notes	$44,085	$24,487
Other liabilities	136	56
Total liabilities	$44,221	$24,543
Total stockholders' equity	$189,500	$179,078
Total liabilities and stockholders' equity	$233,721	$203,621

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except share and per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2020 and 2019

	2020	2019
Income:
Interest on securities available-for-sale	$65	$65
Dividend income	3,500	—
Total income	$3,565	$65
Expense:
Interest on subordinated notes	1,802	1,580
Salaries and employee benefits	699	687
Occupancy and equipment	83	80
Audit, legal and consulting fees	365	322
Other operating expenses	217	194
Total expense	3,166	2,863

Net loss before income tax benefit and equity in undistributed earnings of subsidiary	$399	$(2,798)
Income tax benefit	(643)	(560)
Equity in undistributed earnings of subsidiary	14,459	18,066
Net income	$15,501	$15,828

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities
Net income	$15,501	$15,828
Equity in undistributed earnings of subsidiary	(14,459)	(18,066)
Deferred income tax benefit	(6)	(44)
Amortization of subordinated debt issuance costs	88	80
Stock-based compensation expense	690	679
Change in other assets and liabilities	176	(528)
Net cash used in operating activities	$1,990	$(2,051)
Cash Flows From Investing Activities
Pushdown of capital to banking subsidiary	$(12,000)	$—
Net cash used in investing activities	$(12,000)	$—
Cash Flows From Financing Activities
Issuance of subordinated notes, net	$19,510	$—
Repurchase of shares of common stock	(7,280)	—
Stock options exercised	375	1,220
Net cash provided by financing activities	$12,605	$1,220
Net (decrease) increase in cash and cash equivalents	$2,595	$(831)
Cash and cash equivalents, beginning of year	5,421	6,252
Cash and cash equivalents, end of year	$8,016	$5,421

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in the Company’s independent registered public accounting firm or disagreements on accounting and financial disclosure required to be reported hereunder have taken place.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management’s assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour. P.C. (“YHB”), regarding internal control over financial reporting under Public Company Accounting Oversight Board standards. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

The 2020 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Election of Directors,” “Executive Officers,” “Ownership of Company Securities – Delinquent Section 16(a) Reports” and “Corporate Governance and The Board of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Compensation,” “Corporate Governance and The Board of Directors – Director Compensation” and “Corporate Governance and The Board of Directors – “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors , Executive Officers and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference.

Equity Compensation Plan Information. The following table sets forth information as of December 31, 2020, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Number of Securities
	Number of Securities to Be	Weighted Average	Remaining Available
	Issued Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	1,727,945	$8.14	148,602
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,727,945	$8.14	148,602
(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	The Company does not have any equity compensation plans that have not been approved by stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions “Executive Compensation – Certain Relationships and Related Transactions” and “Corporate Governance and The Board of Directors – Director Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit information - Fees of Independent Registered Public Accountants” and “Audit Information - Audit Committee Pre-Approval Policies and Procedures” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)Exhibits

Number	Description
3.1	Articles of Incorporation of FVCBankcorp, Inc . (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
3.2

Amendment, dated May 11, 2018, to Articles of Incorporation of FVCBankcorp, Inc . (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

3.3	Bylaws of FVCBankcorp, Inc ., as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 9, 2020)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.2	Form of Subordinated Note due June 30, 2026 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.3	Form of Subordinated Note due October 15, 2030 (incorporated by referenced to Exhibit 4.1 of the Current Report on Form 8-K filed on October 14, 2020).
4.4	Description of FVCBankcorp, Inc.'s Securities.
10.1

Amended and Restated Employment Agreement, dated as of March 16, 2021, by and among FVCBankcorp, Inc., FVCbank and David W. Pijor (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

10.2

Amended and Restated Change in Control Agreement, dated as of March 16, 2021, by and among FVCBankcorp, Inc., FVCbank and Patricia A. Ferrick (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

10.3

Form of Subordinated Note Purchase Agreement dated June 20, 2016 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

10.4	Form of Subordinated Note Purchase Agreement dated October 13, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2020)
10.5

FVCBankcorp, Inc. Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

10.6	1st Commonwealth Bank of Virginia 2009 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Item 405 of Regulation S-T
(i) Consolidated Statements of Condition at December 31, 2020 and 2019
(ii) Consolidated Statement of Income for the years ended December 31, 2020 and 2019
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2020 and 2019
(iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019
(vi) Notes to the Consolidated Financial Statements

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 25, 2021	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2021.

Signatures	Titles
/s/ David W. Pijor	Chairman and Chief Executive Officer (Principal Executive Officer)
Name: David W. Pijor

/s/ Jennifer L. Deacon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Name: Jennifer L. Deacon

/s/ Patricia A. Ferrick	President and Director
Name: Patricia A. Ferrick

/s/ Morton A. Bender	Director
Name: Morton A. Bender

/s/ L. Burwell Gunn	Director
Name: L. Burwell Gunn

/s/ Meena Krishnan	Director
Name: Meena Krishnan

/s/ Scott Laughlin	Director
Name: Scott Laughlin

/s/ Thomas L. Patterson	Director
Name: Thomas L. Patterson

/s/ Devin Satz	Director
Name: Devin Satz

/s/ Lawrence W. Schwartz	Director
Name: Lawrence W. Schwartz

/s/ Sidney G. Simmonds	Director
Name: Sidney G. Simmonds

/s/ Daniel M. Testa	Director
Name: Daniel M. Testa

/s/ Philip R. Wills III	Director
Name: Philip R. Wills III

/s/ Steven M. Wiltse	Director
Name: Steven M. Wiltse