Form 10-Q
period 2021-03-31
FVCBankcorp, Inc.
filed 2021-05-13
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number:  001-38647

FVCBankcorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	47-5020283
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11325 Random Hills Road Suite 240
Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

(703) 436-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	FVCB	The Nasdaq Stock Market, LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,638,934 shares of common stock, par value $0.01 per share, outstanding as of May 7, 2021

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(In thousands, except share data)

			March 31,	December 31,
			2021	2020 *
			(Unaudited)
Assets
Cash and due from banks			$16,593	$20,835
Interest-bearing deposits at other financial institutions			203,285	120,228
Securities held-to-maturity (fair value of $0.3 million for both March 31, 2021 and December 31, 2020)			264	264
Securities available-for-sale, at fair value			135,104	126,151
Restricted stock, at cost			6,377	6,563
Loans, net of allowance for loan losses of $14.4 million and $15.0 million at March 31, 2021 and December 31, 2020, respectively			1,432,491	1,451,125
Premises and equipment, net			1,520	1,654
Accrued interest receivable			8,912	9,135
Prepaid expenses			978	621
Deferred tax assets, net			8,808	8,552
Goodwill and intangibles, net			8,277	8,357
Bank owned life insurance (BOLI)			38,425	38,178
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			10,845	11,125
Other assets			8,772	14,827
Total assets			$1,884,517	$1,821,481
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing			$501,812	$399,062
Interest-bearing checking, savings and money market			822,888	820,378
Time deposits			269,939	313,053
Total deposits			$1,594,639	$1,532,493
FHLB advances			$25,000	$25,000
Subordinated notes, net of issuance costs			44,116	44,085
Accrued interest payable			1,372	685
Operating lease liabilities			11,831	12,123
Accrued expenses and other liabilities			12,630	17,595
Total liabilities			$1,689,588	$1,631,981

Commitments and Contingent Liabilities
Stockholders’ Equity	2021	2020
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,638,934	13,510,760	$136	$135
Additional paid-in capital			120,552	119,568
Retained earnings			73,540	67,971
Accumulated other comprehensive income, net			701	1,826
Total stockholders’ equity			$194,929	$189,500
Total liabilities and stockholders’ equity			$1,884,517	$1,821,481

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three months ended March 31, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	March 31,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$15,933	$15,885
Interest and dividends on securities held-to-maturity	1	2
Interest and dividends on securities available-for-sale	717	874
Dividends on restricted stock	82	89
Interest on deposits at other financial institutions	45	81
Total interest and dividend income	$16,778	$16,931
Interest Expense
Interest on deposits	$2,001	$4,176
Interest on federal funds purchased	—	79
Interest on short-term debt	83	70
Interest on subordinated notes	651	395
Total interest expense	$2,735	$4,720
Net Interest Income	$14,043	$12,211
Provision for loan losses	—	1,066
Net interest income after provision for loan losses	$14,043	$11,145
Noninterest Income
Service charges on deposit accounts	$243	$239
Gain on sale of securities available-for-sale	—	97
Loss on loans held for sale	—	(451)
BOLI income	248	283
Other income	300	525
Total noninterest income	$791	$693
Noninterest Expenses
Salaries and employee benefits	$4,548	$4,028
Occupancy and equipment expense	807	855
Data processing and network administration	563	434
State franchise taxes	504	466
Audit, legal and consulting fees	354	225
Loan related expenses	106	211
FDIC insurance	210	165
Marketing, business development and advertising	49	103
Director fees	138	140
Postage, courier and telephone	46	44
Internet banking	133	120
Core deposit intangible amortization	80	90
Other operating expenses	344	328
Total noninterest expenses	$7,882	$7,209
Net income before income tax expense	$6,952	$4,629
Income tax expense	1,383	896
Net income	$5,569	$3,733
Earnings per share, basic	$0.41	$0.27
Earnings per share, diluted	$0.38	$0.26

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	March 31,
	2021	2020
Net income	$5,569	$3,733
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of tax benefit of $296 in 2021 and net of tax expense of $609 in 2020.	(1,281)	2,292
Unrealized gain (loss) on interest rate swaps, net of tax expense of $42 in 2021 and net of tax benefit of $124 in 2020.	156	(468)
Reclassification adjustment for gains realized in income, net of tax expense of $20 for 2020.	—	(77)
Total other comprehensive (loss) income	$(1,125)	$1,747
Total comprehensive income	$4,444	$5,480

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$5,569	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	159
Provision for loan losses	—	1,066
Net amortization of premium of securities	89	101
Net amortization of deferred loan costs and purchase premiums	1,697	232
Net accretion of acquisition accounting adjustments	(129)	(169)
Gain on sale of available-for-sale securities	—	(97)
Loss on loans held for sale	—	451
Payments received on loans held for sale, net	—	1,107
Amortization of subordinated debt issuance costs	31	20
Core deposits intangible amortization	80	90
Equity-based compensation expense	166	205
BOLI income	(248)	(283)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable, prepaid expenses and other assets	6,201	(7,813)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(4,372)	7,713
Net cash provided by operating activities	$9,237	$6,515
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(83,057)	$(44,176)
Purchases of securities available-for-sale	(21,118)	—
Proceeds from maturities and calls of securities available-for-sale	1,000	1,000
Proceeds from redemptions of securities available-for-sale	9,498	6,162
Net redemption (purchase) of restricted stock	186	(591)
Net decrease (increase) in loans	17,069	(11,756)
Purchases of premises and equipment, net	(19)	(165)
Net cash used in investing activities	$(76,441)	$(49,526)
Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$105,260	$37,449
Net (decrease) increase in time deposits	(43,117)	20,879
Decrease in federal funds purchased	—	(10,000)
Net increase in FHLB advances	—	10,000
Repurchase of shares of common stock	—	(7,280)
Common stock issuance	819	205
Net cash provided by financing activities	$62,962	$51,253
Net (decrease) increase in cash and cash equivalents	$(4,242)	$8,242
Cash and cash equivalents, beginning of year	20,835	14,916
Cash and cash equivalents, end of year	$16,593	$23,158

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	3,733	—	3,733
Other comprehensive income	—	—	—	—	1,747	1,747
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	37	1	204	—	—	205
Stock-based compensation expense	—	—	205	—	—	205
Balance at March 31, 2020	13,452	$135	$118,913	$56,203	$2,437	$177,688
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	5,569	—	5,569
Other comprehensive income	—	—	—	—	(1,125)	(1,125)
Common stock issuance for options exercised, net	128	1	818	—	—	819
Stock-based compensation expense	—	—	166	—	—	166
Balance at March 31, 2021	13,639	$136	$120,552	$73,540	$701	$194,929

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2020. Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.

Risks and Uncertainties

The COVID-19 pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The pandemic has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for it.

The U.S. government and its agencies have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief, and Economic Stability Act (CARES Act) was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19; certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it is not possible to know the full universe or extent that the impact of COVID-19 and resulting measures to curtail its spread will have on the Company’s business, it is aware of the following items that are potentially material to the Company and its operations.

Financial Condition and Results of Operations

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, it is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, it is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact its fee income in future periods.

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its regulatory capital ratios could be adversely impacted by future credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt when necessary. If its capital deteriorates such that the subsidiary bank is unable to pay dividends to the Company for an extended period of time, it may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to it, and rates for short term funding have recently been quite low. If funding costs become elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of its deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause it to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Notes to Unaudited Consolidated Financial Statements

(Continued)

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause it to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

During the fourth quarter of 2020, the Company engaged a third party specialist to perform an independent goodwill and other intangible assets valuations. Based on the qualitative analysis completed, the Company’s goodwill and other intangible assets were not impaired as of December 31, 2020. However, it is possible a triggering event could occur in the future to cause the Company reevaluate the valuation of its intangible assets.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company executed a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, the Company modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of March 31, 2021, remaining payment deferred loans totaled $10.0 million, or 0.69% of the total loan portfolio, comprising three loans. In accordance with interagency guidance and the CARES Act issued in March 2020, these short term deferrals are not considered TDRs.

With the passage of the PPP, administered by the SBA, the Company actively participated in assisting its customers with applications for resources through the program. The majority of the PPP loans it originated have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. At March 31, 2021, PPP loans totaled $166.6 million. The Company continues to originate PPP loans as part of the 2021 program for first and second draw loans. It is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a charge to earnings.

Credit

The Company is working with customers directly affected by COVID-19. It is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communications with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, and is in the initial phases of evaluating various allowance methodologies for certain loan segments within the Company’s loan portfolio. The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, “Financial Instruments - Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

Note 2.Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$8	$—	$272
Total Held-to-maturity Securities	$264	$8	$—	$272
Available-for-sale
Securities of state and local municipalities tax exempt	$2,396	$70	$—	$2,466
Securities of state and local municipalities taxable	747	7	—	754
Corporate bonds	13,972	155	(65)	14,062
SBA pass-through securities	121	1	—	122
Mortgage-backed securities	95,325	2,065	(1,136)	96,254
Collateralized mortgage obligations	21,055	467	(76)	21,446
Total Available-for-sale Securities	$133,616	$2,765	$(1,277)	$135,104

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$—	$—	$274
Available-for-sale
Securities of state and local municipalities tax exempt	$3,398	$95	$—	$3,493
Securities of state and local municipalities taxable	804	14	—	818
Corporate bonds	12,974	80	(237)	12,817
SBA pass-through securities	138	3	—	141
Mortgage-backed securities	81,296	2,479	(61)	83,714
Collateralized mortgage obligations	24,476	718	(26)	25,168
Total Available-for-sale Securities	$123,086	$3,389	$(324)	$126,151

Notes to Unaudited Consolidated Financial Statements

(Continued)

The Company had $8.2 million and $9.2 million in securities pledged with the Federal Reserve Bank of Richmond (FRB)  to collateralize certain municipal deposits at March 31, 2021 and December 31, 2020, respectively.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2021	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,976	$(24)	$2,184	$(41)	$4,160	$(65)
Mortgage-backed securities	43,337	(1,136)	—	—	43,337	(1,136)
Collateralized mortgage obligations	3,930	(76)	—	—	3,930	(76)
Total	$49,243	$(1,236)	$2,184	$(41)	$51,427	$(1,277)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$4,240	$(10)	$2,000	$(227)	$6,240	$(237)
Mortgage-backed securities	17,504	(61)	—	—	17,504	(61)
Collateralized mortgage obligations	2,098	(26)	—	—	2,098	(26)
Total	$23,842	$(97)	$2,000	$(227)	$25,842	$(324)

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

Mortgage-backed securities: The unrealized losses on the Company’s investment in eleven mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with three CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The amortized cost and fair value of securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2021
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$4,020	$4,044
After 5 years through 10 years	264	272	26,993	27,761
After 10 years	—	—	102,603	103,299
Total	$264	$272	$133,616	$135,104

For the three months ended March 31, 2021 and 2020, proceeds from principal repayments of securities were $9.5 million and $6.2 million, respectively. During the three months ended March 31, 2021, proceeds from calls and maturities of securities were $ 1.0 million. There were no gross realized gains or losses during the three months ended March 31, 2021. During the three months ended March 31, 2020, proceeds from calls and maturities of securities were $1.0 million and gross realized gains were approximately $97,000. There were no realized losses on the sale of securities for the three months ended March 31, 2020.

Note 3.Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	March 31, 2021			December 31, 2020
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$758,069	$25,714	$783,783	$761,876	$28,149	$790,025
Commercial and industrial	272,443	4,178	276,621	271,039	4,295	275,334
Commercial construction	217,819	1,368	219,187	220,845	1,474	222,319
Consumer real estate	128,447	30,770	159,217	133,940	33,932	167,872
Consumer nonresidential	13,566	28	13,594	15,802	33	15,835
	$1,390,344	$62,058	$1,452,402	$1,403,502	$67,883	$1,471,385
Less:
Allowance for loan losses	14,336	85	14,421	14,333	625	14,958
Unearned income and (unamortized premiums), net	5,490	—	5,490	5,302	—	5,302
Loans, net	$1,370,518	$61,973	$1,432,491	$1,383,867	$67,258	$1,451,125

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

Notes to Unaudited Consolidated Financial Statements

(Continued)

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 are as follows:

(In thousands)	March 31, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$3,828
Carrying amount	2,955
Other acquired loans
Outstanding principal balance	59,819
Carrying amount	59,103
Total acquired loans
Outstanding principal balance	63,647
Carrying amount	62,058

(In thousands)	December 31, 2020
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$4,010
Carrying amount	3,064
Other acquired loans
Outstanding principal balance	65,656
Carrying amount	64,819
Total acquired loans
Outstanding principal balance	69,666
Carrying amount	67,883

The following table presents changes during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2021	$216
Accretion	(40)
Reclassification of nonaccretable difference due to improvement in expected cash flows	23
Other changes, net	17
Balance at March 31, 2021	$216
(In thousands)
Balance at January 1, 2020	$371
Accretion	(878)
Reclassification of nonaccretable difference due to improvement in expected cash flows	691
Other changes, net	32
Balance at December 31, 2020	$216

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three months ended March 31, 2021 and 2020, and for the year ended December 31, 2020, follows:

Allowance for Loan Losses

For the three months ended March 31, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(451)	(117)	—	—	(63)	(631)
Recoveries	24	—	—	3	67	94
Provision	214	(116)	23	(41)	(80)	—
Ending Balance	$9,078	$2,313	$1,983	$652	$395	$14,421

Allowance for Loan Losses

For the three months ended March 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	—	—	—	(3)	(90)	(93)
Recoveries	—	19	—	1	2	22
Provision	1,208	(124)	(163)	72	73	1,066
Ending Balance	$7,607	$1,170	$1,904	$487	$58	$11,226

Allowance for Loan Losses

For the year ended December 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	(115)	—	—	(41)	(254)	(410)
Recoveries	9	62	—	2	48	121
Provision	2,998	1,209	(107)	312	604	5,016
Ending Balance	$9,291	$2,546	$1,960	$690	$471	$14,958

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of March 31, 2021 and 2020, and at December 31, 2020, by portfolio segment:

Allowance for Loan Losses

At March 31, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$85	$1,263	$—	$23	$—	$1,371
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,993	1,050	1,983	629	395	13,050
	$9,078	$2,313	$1,983	$652	$395	$14,421

Loans Receivable

At March 31, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,976	$6,466	$—	$469	$—	$18,911
Purchased credit impaired	2,896	—	—	59	—	2,955
Collectively evaluated for impairment	768,911	270,155	219,187	158,689	13,594	1,430,536
	$783,783	$276,621	$219,187	$159,217	$13,594	$1,452,402

Allowance for Loan Losses

At March 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$298	$—	$89	$—	$387
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	7,607	872	1,904	398	58	10,839
	$7,607	$1,170	$1,904	$487	$58	$11,226

Notes to Unaudited Consolidated Financial Statements

(Continued)

Loans Receivable

At March 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,528	$4,502	820	$449	$—	$7,299
Purchased credit impaired	3,182	372	—	249	—	3,803
Collectively evaluated for impairment	758,788	101,668	220,973	181,721	10,297	1,273,447
	$763,498	$106,542	$221,793	$182,419	$10,297	$1,284,549

Allowance for Loan Losses

At December 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	625	$1,450	$—	$25	$—	$2,100
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,666	1,096	1,960	665	471	12,858
	$9,291	$2,546	$1,960	$690	$471	$14,958

Loans Receivable

At December 31, 2020

(In thousands)

	Commercial	Commercial and	Commercial	Consumer	Consumer
	Real Estate	Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,379	$7,086	$—	$254	$—	$20,719
Purchased credit impaired	3,007	—	—	57	—	3,064
Collectively evaluated for impairment	773,639	268,248	222,319	167,561	15,835	1,447,602
	$790,025	$275,334	$222,319	$167,872	$15,835	$1,471,385

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at March 31, 2021 and December 31, 2020, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	4,913	4,913	1,263	4,973	81
Commercial construction	—	—	—	—	—
Consumer real estate	96	96	23	97	1
Consumer nonresidential	—	—	—	—	—
	$5,009	$5,009	$1,286	$5,070	$82
March 31, 2021
With no related allowance:
Commercial real estate	$9,924	$9,928	$—	$9,929	$121
Commercial and industrial	1,553	1,554	—	1,379	169
Commercial construction	—	—	—	—	—
Consumer real estate	250	250	—	250	7
Consumer nonresidential	—	—	—	—	—
	$11,727	$11,732	$—	$11,558	$297

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2021
With an allowance recorded:
Commercial real estate	$2,052	$2,969	$85	$2,969	$45
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,052	$2,969	$85	$2,969	$45
March 31, 2021
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	123	180	—	182	1
Consumer nonresidential	—	—	—	—	—
	$123	$180	$—	$182	$1

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,287	5,287	1,450	5,682	358
Commercial construction	—	—	—	—	—
Consumer real estate	97	97	25	99	6
Consumer nonresidential	—	—	—	—	—
	$5,384	$5,384	$1,475	$5,781	$364
December 31, 2020
With no related allowance:
Commercial real estate	$9,926	$9,930	$—	$9,938	$133
Commercial and industrial	1,799	1,799	—	2,433	148
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$11,725	$11,729	$—	$12,371	$281

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$3,303	$4,316	$625	$4,811	$267
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$3,303	$4,316	$625	$4,811	$267
December 31, 2020
With no related allowance:
Commercial real estate	$150	$164	$—	$164	$13
Commercial and industrial	157	215	—	215	12
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$307	$379	$—	$379	$25

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$745,831	$264,380	$217,819	$128,010	$13,566	$1,369,606
Special mention	2,314	1,596	—	91	—	4,001
Substandard	9,924	6,467	—	346	—	16,737
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$758,069	$272,443	$217,819	$128,447	$13,566	$1,390,344

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of March 31, 2021 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$23,662	$4,178	$1,368	$30,711	$28	$59,947
Special mention	—	—	—	—	—	—
Substandard	2,052	—	—	59	—	2,111
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$25,714	$4,178	$1,368	$30,770	$28	$62,058

As of December 31, 2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$741,570	$262,355	$220,845	$133,750	$15,802	$1,374,322
Special mention	10,380	1,598	—	93	—	12,071
Substandard	9,926	7,086	—	97	—	17,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$761,876	$271,039	$220,845	$133,940	$15,802	$1,403,502

As of December 31, 2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$24,696	$4,295	$1,474	$33,844	$33	$64,342
Special mention	—	—	—	—	—	—
Substandard	3,453	—	—	88	—	3,541
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$28,149	$4,295	$1,474	$33,932	$33	$67,883

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2021, the Company had $4.0 million in loans identified as special mention within the originated loan portfolio, a decrease of $8.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention. These loans do not have a specific reserve and are considered well-secured. At March 31, 2021, the Company had $16.7 million in loans identified as substandard within the originated loan portfolio, a decrease of $0.4 million from December 31, 2020. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an impairment analysis is completed. As of March 31, 2021 specific reserves on originated and acquired loans totaling $1.4 million, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Past due and nonaccrual loans presented by loan class were as follows at March 31, 2021 and December 31, 2020:

As of March 31, 2021 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$1,754	$—	$1,754	$756,315	$758,069	$—	$—
Commercial and industrial	—	—	—	—	272,443	272,443	—	2,525
Commercial construction	—	—	—	—	217,819	217,819	—	—
Consumer real estate	3,086	71	74	3,231	125,216	128,447	74	250
Consumer nonresidential	150	7	—	157	13,409	13,566	—	—
Total	$3,236	$1,832	$74	$5,142	$1,385,202	$1,390,344	$74	$2,775

As of March 31, 2021 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$25,714	$25,714	$—	$2,052
Commercial and industrial	—	—	—	—	4,178	4,178	—	—
Commercial construction	—	—	—	—	1,368	1,368	—	—
Consumer real estate	379	—	—	379	30,391	30,770	—	—
Consumer nonresidential	—	—	—	—	28	28	—	122
Total	$379	$—	$—	$379	$61,679	$62,058	$—	$2,174

As of December 31, 2020 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$88	$—	$88	$761,788	$761,876	$—	$—
Commercial and industrial	—	—	—	$—	271,039	271,039	—	2,883
Commercial construction	—	13	—	13	220,832	220,845	—	—
Consumer real estate	347	76	—	423	133,517	133,940	—	—
Consumer nonresidential	—	—	44	44	15,758	15,802	44	—
Total	$347	$177	$44	$568	$1,402,934	$1,403,502	$44	$2,883

As of December 31, 2020 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$694	$—	$—	$694	$27,455	$28,149	$—	$2,309
Commercial and industrial	—	—	—	—	4,295	4,295	—	—
Commercial construction	111	—	—	111	1,363	1,474	—	—
Consumer real estate	353	108	228	689	33,243	33,932	228	157
Consumer nonresidential	—	—	—	—	33	33	—	—
Total	$1,158	$108	$228	$1,494	$66,389	$67,883	$228	$2,466

As of March 31, 2021 and December 31, 2020, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were $169 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2020.

There were overdrafts of $41 thousand and $72 thousand at March 31, 2021 and December 31, 2020, respectively, which have been reclassified from deposits to loans. At March 31, 2021 and December 31, 2020, loans with a carrying value of $190.1 million and $132.6 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the three months ended March 31, 2021 and 2020.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents loans designated as TDRs during the three months ended March 31, 2021:

For the three months ended March 31, 2021

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial real estate	1	$96	$96
Total	1	$96	$96

There were no TDRs originated during the three months ended March 31, 2020. As of March 31, 2021, and December 31, 2020, the Company has a recorded investment in TDRs of $96 thousand and $97 thousand, respectively.

The concession made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.Derivative Financial Instruments

The Company enters into interest rate swap agreements (“swap agreements”) to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2021 and December 31, 2020. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of March 31, 2021, the Company entered into 21 interest rate swap agreements which are collateralized with $8.7 million in cash.  There were 21 interest rate swap agreements outstanding as of December 31, 2020 which were collateralized with $14.0 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,431	$7,809
Pay Fixed/Receive Variable Swaps	97,431	(7,809)

	December 31, 2020
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,658	$13,633
Pay Fixed/Receive Variable Swaps	97,658	(13,633)

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

At March 31, 2021 and December 31, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advance which is included in other borrowed funds on the consolidated balance sheet) and a portion of its wholesale deposits (which is included in total deposits on the consolidated balance sheet) is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	0.19%	0.24%
Weighted average maturity in years	1.85 years	2.10 years
Unrealized loss relating to interest rate swaps	$(556)	$(754)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At March 31, 2021  and December 31, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2021 and December 31, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At March 31, 2021 and December 31, 2020, the following financial instruments were outstanding which contract amounts represent credit risk:

(In thousands)	March 31, 2021	December 31, 2020
Commitments to grant loans	$9,286	$13,598
Unused commitments to fund loans and lines of credit	151,122	166,259
Commercial and standby letters of credit	9,475	5,529

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $26.3 million and $25.3 million at March 31, 2021 and December 31, 2020, respectively.

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

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At March 31, 2021, 32,114 shares were available to grant under the Plan.

No options were granted during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, there were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 2,737 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended March 31, 2020.

A summary of option activity under the Plan as of March 31, 2021 and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2021	1,727,945	$8.14	3.17
Granted	—	—
Exercised	(128,608)	6.40
Forfeited or expired	(760)	10.76
Outstanding and Exercisable at March 31, 2021	1,598,577	$8.28	3.16	$13,125,999

(1)  The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on changes in the market value of the Company’s common stock.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The compensation cost that has been charged to income for the Plan was $166 thousand and $205 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, all outstanding shares of the Plan are fully vested and amortized. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $125 thousand and $76 thousand for the three months ended March 31, 2021 and 2020, respectively. 116,488 restricted stock units were granted during the three months ended March 31, 2021. There were no restricted stock units granted during the three months ended March 31, 2020.

A summary of the Company’s restricted stock unit grant activity as of March 31, 2021 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	72,743	$18.82
Granted	116,488	17.49
Vested	(250)	17.25
Forfeited	(115)	19.07
Balance at March 31, 2021	188,866	$18.00

As of March 31, 2021, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 38 months.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at
		March 31, 2021 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of state and local municipalities tax exempt	$2,466	$—	$2,466	$—
Securities of state and local municipalities taxable	754	—	754	—
Corporate bonds	14,062	—	14,062	—
SBA pass-through securities	122	—	122	—
Mortgage-backed securities	96,254	—	96,254	—
Collateralized mortgage obligations	21,446	—	21,446	—
Total Available-for-Sale Securities	$135,104	$—	$135,104	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of state and local municipalities tax exempt	$3,493	$—	$3,493	$—
Securities of state and local municipalities taxable	818	—	818	—
Corporate bonds	12,817	—	12,817	—
SBA pass-through securities	141	—	141	—
Mortgage-backed securities	83,714	—	83,714	—
Collateralized mortgage obligations	25,168	—	25,168	—
Total Available-for-Sale Securities	$126,151	$—	$126,151	$—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$5,690	$—	$—	$5,690
Other real estate owned	$3,866	$—	$—	$3,866

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$6,587	$—	$—	$6,587
Other real estate owned	$3,866	$—	$—	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2021 and December 31, 2020:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2021
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$5,690	Discounted appraised value	Marketability/Selling costs	0% - 10%	(8.71)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$6,587	Discounted appraised value	Marketability/Selling costs	0% - 8%	(6.23)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020. Fair values for March 31, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of March 31, 2021, using
		Quoted Prices in
		Active Markets	Significant	Significant
	Carrying	for Identical	Other Observable	Unobservable
	Amount	Assets	Inputs	Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,593	$16,593	$—	$—
Interest-bearing deposits at other institutions	203,285	203,285	—	—
Securities held-to-maturity	264	—	272	—
Securities available-for-sale	135,104	—	135,104	—
Restricted stock	6,377	—	6,377	—
Loans, net	1,432,491	—	—	1,442,367
Bank owned life insurance	38,425	—	38,425	—
Accrued interest receivable	8,912	—	8,912	—
Financial liabilities:
Checking, savings and money market accounts	$1,324,700	$—	$1,324,700	$—
Time deposits	269,939	—	272,710	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,116	—	40,889	—
Accrued interest payable	1,372	—	1,372	—

		Fair Value Measurements as of December 31, 2020, using
		Quoted Prices in
		Active Markets	Significant	Significant
	Carrying	for Identical	Other Observable	Unobservable
	Amount	Assets	Inputs	Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,835	$20,835	$—	$—
Interest-bearing deposits at other institutions	120,228	120,228	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	126,151	—	126,151	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,451,125	—	—	1,463,270
Bank owned life insurance	38,178	—	38,178	—
Accrued interest receivable	9,135	—	9,135	—
Financial liabilities:
Checking, savings and money market accounts	$1,219,440	$—	$1,219,440	$—
Time deposits	313,053	—	316,341	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,085	—	42,438	—
Accrued interest payable	685	—	685	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 8.Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares - diluted includes the potential dilution of stock options and restricted stock units as of March 31, 2021. The weighted average shares - diluted as of March 31, 2020 includes only the potential dilution of stock options.

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for each of the periods ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Net income	$5,569	$3,733
Weighted average number of shares	13,578	13,752
Effect of dilutive securities,restricted stock units and options	958	843
Weighted average diluted shares	14,536	14,595
Basic EPS	$0.41	$0.27
Diluted EPS	$0.38	$0.26

Note 9.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2021 and 2020 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)	Available-for-Sale	Cash Flow
Three Months Ended March 31, 2021	Securities	Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized gains (losses) during the period	(1,281)	156	(1,125)
Other comprehensive income (loss), net of tax	(1,281)	156	(1,125)
Balance, end of period	$1,140	$(439)	$701

(In thousands)	Available-for-Sale	Cash Flow
Three Months Ended March 31, 2020	Securities	Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,292	(468)	1,824
Net reclassification adjustment for gains realized in income	(77)	—	(77)
Other comprehensive income (loss), net of tax	2,215	(468)	1,747
Balance, end of period	$2,968	$(531)	$2,437

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents information related to reclassifications from accumulated other comprehensive income:

	Amount Reclassified from AOCI		Affected Line Item
	into Income		in the Consolidated
	For the Three Months Ended March 31,		Statements of
Details about AOCI	2021	2020	Income
Gains on sale of available-for-sale securities	$—	$97	Gain on sale of securities available-for-sale
Income tax expense	—	(20)	Income tax expense
Total	$—	$77	Net of tax

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

On October 13, 2020, the Company completed its private placement of $20 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the Notes) to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Company plans to use the proceeds from the placement of the Notes for general corporate purposes, to include supporting capital ratios at the Company’s subsidiary, FVCbank, and potential repayment of a portion of the $25.0 million outstanding subordinated debt callable June 30, 2021.

Note 11.Revenue Recognition

The Company adopted ASU No. 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, BOLI income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$243	$239
Fees, Exchange, and Other Service Charges	78	82
Other income	160	9
Noninterest Income (in-scope of Topic 606)	481	330
Noninterest Income (out-scope of Topic 606)	310	363
Total Noninterest Income	$791	$693

Notes to Unaudited Consolidated Financial Statements

(Continued)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021 and 2020, the Company did not have any significant contract balances.

Contract Acquisition Costs

Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended March 31, 2021 or 2020.

Note 12.Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,048	$4,240
Income taxes	—	455
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	(1,577)	2,804
Unsettled purchases of available-for-sale securities	—	10,152
Unrealized gain (loss) on interest rate swaps	198	(592)
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	59

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2021 and December 31, 2020 and the results of our operations for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as other periodic reports filed with the U.S. Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and our subsidiary (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues; the imposition of any restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; and the timing of distribution, effectiveness, and acceptance of vaccines against COVID-19;
●	general business and economic conditions nationally or in the markets that we serve could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;
●	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	changes in the assumptions underlying the establishment of reserves for possible loan losses;
●	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	declines in our common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
●	changes in consumer spending and savings habits;
●	technological and social media changes;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation, interest rate, market and monetary fluctuations;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	the impact of changes in laws, regulations and policies affecting the real estate industry;
●	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
●	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of users to substitute competitors’ products and services for our products and services;
●	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	changes in the level of our nonperforming assets and charge-offs;
●	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
●	potential exposure to fraud, negligence, computer theft and cyber-crime.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2020, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, loan swap fees, insurance commission income, income from bank owned life insurance (“BOLI”), and gains and losses on sales of investment securities available-for-sale.

Critical Accounting Policies

General

The accounting principles we apply under U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.

The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for purchase credit-impaired loans, fair value measurements, and the valuation of other real estate owned.

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. We are not required to implement the provisions of the current expected credit losses accounting standard (“CECL”) until January 1, 2023, and are continuing to account for the allowance for loan losses under the incurred loss model. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as the COVID-19 pandemic and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, competition, and loan review results to support estimates.

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

Our peer group is defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 21 banks for our custom peer group which are within $1 billion to $3 billion in total assets, the majority of whom are geographically concentrated in the Washington, D.C. metropolitan area in which we operate, as this area has experienced more stable economic conditions than many other areas of the country. These baseline peer group loss rates are then adjusted based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on a quarterly basis.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (“PCI”) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At March 31, 2021, we had specific reserves for impairment of two acquired loans within our allowance for loan losses totaling $85 thousand that had further deteriorated post acquisition.

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

Other Real Estate Owned (“OREO”)

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

LIBOR and Other Benchmark Rates

In 2017, the Financial Conduct Authority (the authority that regulates London Interbank Offered Rate (“LIBOR”)) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

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

COVID-19 Pandemic Discussion Matters

Employee Matters

As a result of the COVID-19 pandemic, a portion of our workforce continues to work remotely as we continue to service the needs of our clients in a customer secure environment. More than half of our employees have returned to our offices, under social distancing guidelines requiring employees to maintain safe distances and with more frequent cleaning of our facilities and other practices encouraging a safe work environment.  Management remains connected to employees through monthly company-wide conference calls and regular notifications and updates through both email and the Company’s intranet as warranted.

Branch Hours

Branch hours and availability, which were modified early on during the onset of the pandemic in consideration of the safety of our employees and clients, were reinstated during the second quarter of 2020. All of our locations are open with advanced safety measures and are available during our normal business hours.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021.

In response to the COVID-19 pandemic, the Coronovirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020.  Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

●	Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the Community Bank Leverage Ratio (“CBLR”) from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.
●	Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.
●	Small Business Administration Paycheck Protection Program. The CARES Act created the U.S. Small Business Administrtation’s (“SBA”) Paycheck Protection Program (“PPP”) and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

We actively participated in originating PPP loans, and began processing applications at the inception of the program and through the program’s initial expiration. As of December 31, 2020, we had originated 755 applications for approximately $170.3 million, net of deferred fees and costs.  We continue to originate PPP loans as part of the 2021 program for first and second draw loans, and as of March 31, 2021, we had originated an additional 393 applications for approximately $62.5 million.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. On March 31, 2021, remaining payment deferred loans totaled $10.0 million, or 0.69% of the total loan portfolio, comprising three loans.  One loan is a hotel participation loan totaling $9.7 million, one loan is SBA guaranteed totaling $330 thousand and the remaining loan totaling $61 thousand is a consumer unsecured loan.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.  The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of March 31, 2021.

COVID Impacted Loans By Asset Class

At March 31, 2021

(Dollars in thousands)

Asset Class	Number of Loans	Amount
Commercial real estate - retail	104	$190,308
Commercial real estate - mixed use	50	81,890
Specialty use-hotel/lodging/motel	11	60,972
Commercial real estate - office	109	106,957
Multi-family first lien	86	117,867
Commercial real estate - industrial	67	100,301
Commercial real estate - special use/church	21	41,535
Special purpose	22	29,559
Total loan categories COVID impacted	470	$729,389

Other loan categories not impacted by COVID	2,807	723,013
Total loans	3,277	$1,452,402

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $355.0 million at March 31, 2021, or 18.9% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”).  Additional borrowing capacity at the FHLB at March 31, 2021 was approximately $170.4 million. Borrowing capacity with the FRB was approximately $127.0 million at March 31, 2021. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

In addition to the funding sources noted above, the Federal Reserve has established a PPP Liquidity Facility (“PPPLF”), authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral under the CARES Act.  Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies.  In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios.  We do not anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility and access to the facility will end June 30, 2021.

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

COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days.  During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio.  As of March 31, 2021, remaining payment deferred loans totaled $10.0 million, or 0.69% of the total loan portfolio, comprising three loans.  In accordance with interagency guidance and the CARES Act issued in March 2020, these short term deferrals are not considered TDRs.

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program.  The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  At March 31, 2021, PPP loans totaled $166.6 million. We continue to originate PPP loans as part of the 2021 program for first and second draw loans. It is our understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

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

Results of Operations—Three Months Ended March 31, 2020 and 2019

Overview

We recorded net income of $5.6 million, or $0.38 per diluted common share, for the three months ended March 31, 2021, compared to net income of $3.7 million, or $0.26 per diluted common share for the three months ended March 31, 2020. Net interest income increased $1.8 million to $14.0 million for the three months ended March 31, 2021, compared to $12.2 million for the three months ended March 31, 2020, primarily as a result of a decrease in interest-bearing deposit expense of $2.2 million. No provision for loan losses was recorded for the three months ended March 31, 2021, compared to $1.1 million for the same period of 2020. Noninterest income increased $98 thousand to $791 thousand for the three months ended March 31, 2021 as compared to $693 thousand for 2020. Noninterest expense was $7.9 million for the three months ended March 31, 2021 compared to $7.2 million for the same three month period of 2020.

The annualized return on average assets for the three months ended March 31, 2021 and 2020 was 1.19% and 0.94%, respectively. The annualized return on average equity for the three months ended March 31, 2021 and 2020 was 11.53% and 8.29%, respectively.

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$782,639	$8,396	4.29%	$756,989	$9,026	4.77%
Commercial and industrial	273,426	3,176	4.65%	110,186	1,570	5.70%
Commercial construction	220,835	2,427	4.40%	220,104	2,802	5.09%
Consumer residential	165,211	1,676	4.06%	184,010	2,122	4.61%
Consumer nonresidential	14,199	258	7.27%	10,680	129	4.81%
Total loans (1)	1,456,310	15,933	4.38%	1,281,969	15,649	4.88%

Investment securities (2)	122,585	724	2.36%	137,640	882	2.56%
Restricted stock	6,403	82	5.12%	5,994	89	5.94%
Loans held for sale, at fair value	—	—	0.00%	10,492	236	8.99%
Deposits at other financial institutions and federal funds sold	182,891	45	0.10%	22,213	81	1.48%

Total interest-earning assets and interest income	1,768,189	16,784	3.80%	1,458,308	16,937	4.65%

Noninterest-earning assets:
Cash and due from banks	15,346			13,431
Premises and equipment, net	1,610			1,941
Accrued interest and other assets	96,226			87,560
Allowance for loan losses	(14,894)			(10,282)
Total assets	$1,866,477			$1,550,958

Liabilities and Stockholders’ Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$523,712	$717	0.55%	$273,976	$881	1.29%
Savings and money markets	278,774	324	0.47%	227,497	635	1.12%
Time deposits	246,486	917	1.51%	353,809	2,080	2.35%
Wholesale deposits	45,778	43	0.38%	121,047	580	1.92%
Total interest - bearing deposits	1,094,750	2,001	0.74%	976,329	4,176	1.72%

Other borrowed funds	69,096	734	4.31%	63,635	544	3.44%

Total interest-bearing liabilities and interest expense	1,163,846	2,735	0.95%	1,039,964	4,720	1.83%

Noninterest-bearing liabilities:
Demand deposits	479,831			304,364
Other liabilities	29,625			26,476
Common stockholders’ equity	193,175			180,154
Total liabilities and stockholders’ equity	$1,866,477			$1,550,958

Net interest income and net interest margin		$14,049	3.22%		$12,217	3.37%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.9 million and $465 thousand for the three months ended March 31, 2021 and 2020, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2021 and 21% for 2020.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” below for further information.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2021.

Rate and Volume Analysis

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	2021 Compared to 2020
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$306	$(936)	$(630)
Commercial and industrial	2,326	(720)	1,606
Commercial construction	9	(384)	(375)
Consumer residential	(217)	(229)	(446)
Consumer nonresidential	42	87	129
Total loans (1)	2,466	(2,182)	284

Investment securities (2)	(96)	(62)	(158)
Restricted stock	6	(13)	(7)
Loans held for sale, at fair value	(236)	—	(236)
Deposits at other financial institutions and federal funds sold	586	(622)	(36)

Total interest income	2,726	(2,879)	(153)

Interest expense:

Interest - bearing deposits:
Interest checking	782	(946)	(164)
Savings and money markets	133	(444)	(311)
Time deposits	(649)	(514)	(1,163)
Wholesale deposits	(363)	(174)	(537)
Total interest - bearing deposits	(97)	(2,078)	(2,175)

Other borrowed funds	42	148	190
Total interest expense	(55)	(1,930)	(1,985)

Net interest income	$2,781	$(949)	$1,832
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for 2021 and 21% for 2020.

Net interest income for the three months ended March 31, 2021 was $14.0 million, compared to $12.2 million for the three months ended March 31, 2020, an increase of $1.8 million, or 15.0%. The increase in net interest income was primarily a result of an increase in the volume of interest-earning assets related to organic growth of commercial and industrial loans (PPP loans are recorded within this loan type) during 2021 compared to 2020. The yield on interest-earning assets decreased 85 basis points to 3.80% for the three months ended March 31, 2021, compared to 4.65% for the same period of 2020. In addition, the cost of interest-bearing liabilities decreased 88 basis points to 0.95% for the three months ended March 31, 2021, compared to 1.83% for the same period of 2020, reflecting our efforts to decrease deposit rates to offset the repricing of our variable rate loan portfolio.

Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2021 and 2020 was 3.22% and 3.37%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2021 as compared to 2020, a result of the decreased rate environment.

Net interest income, on a tax equivalent basis, is a non-GAAP financial measure that we believe provides a more accurate picture of the interest margin for comparative purposes. To derive our net interest margin on a tax equivalent basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use our statutory tax rates for the periods presented. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

The following table provides a reconciliation of our GAAP net interest income to our tax equivalent net interest income.

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
GAAP Financial Measurements:
Interest income:
Loans	$15,933	$15,885
Deposits at other financial institutions and federal funds sold	45	81
Investment securities available‑for‑sale	717	874
Investment securities held‑to‑maturity	1	2
Restricted stock	82	89
Total interest income	16,778	16,931
Interest expense:
Interest‑bearing deposits	2,001	4,176
Other borrowed funds	734	544
Total interest expense	2,735	4,720
Net interest income	$14,043	$12,211
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	6	6
Total tax benefit on tax-exempt interest income	$6	$6
Tax equivalent net interest income	$14,049	$12,217

Average interest-earning assets increased $309.9 million, or 21.3% to $1.77 billion for the three months ended March 31, 2021 compared to $1.46 billion for the three months ended March 31, 2020.  However, because of the current low interest rate environment, total interest income on a tax equivalent basis decreased $153 thousand to $16.8 million for the three months ended March 31, 2021, compared to $16.9 million for the three months ended March 31, 2020. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $174.3 million, which contributed to an additional $2.5 million in interest income. This increase in interest income was reduced by a decrease in yields earned on the loan portfolio, decreasing interest income $2.2 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.

Total average interest-bearing deposits increased $118.4 million to $1.09 billion for the three months ended March 31, 2021 compared to $976.3 million for the three months ended March 31, 2020. Average noninterest-bearing deposits increased $175.5 million to $479.8 million for the three months ended March 31, 2021 compared to $304.4 million for the same period in 2020. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $249.7 million compared to 2020. Average wholesale deposits decreased $75.3 million to $45.8 million for the first quarter of 2021 compared to $121.0 million for the first quarter of 2020. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 77 basis points to 4.21% for the three months ended March 31, 2021, a result of the subordinated debt we issued during the fourth quarter of 2020 at 4.88%.

Provision Expense and Allowance for Loan Losses

Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. We are not required to implement the provisions of CECL until January 1, 2023, and as such we are continuing to account for the allowance for loan losses under the incurred loss model.

We recorded no provision for loan losses for the three months ended March 31, 2021 compared to a provision for loan losses of $1.1 million for the same period of 2020, which primarily reflects changes in certain qualitative factors as a result of the local economic conditions and the slight decrease in loan origination volume during the first quarter of 2021, excluding PPP loans. In addition, as previously mentioned, we evaluated our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic. Industry subgroups such as retail, hotels, churches and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves decreased $729 thousand for the three months ended March 31, 2021, a result of several watchlist credits either being paid off or sold during the first quarter of 2021. See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at March 31, 2021 was $14.4 million compared to $15.0 million at December 31, 2020. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for March 31, 2021 was 1.00% compared to 1.02% at December 31, 2020.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended March 31, 2021 and 2020 was $791 thousand and $693 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $543 thousand for the three months ended March 31, 2021, a decrease of $221 thousand as compared to the same quarter of 2020, primarily as a result of loan swap fee income of $374 thousand recorded during the first quarter of 2020.  Offsetting the decrease in loan swap fees is a one-time commission bonus earned on our minority insurance investment of $155 thousand during the first quarter of 2021.

Income from BOLI was $248 thousand and $283 thousand for the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, we recorded no gains or losses on the sales of assets.  For the three months ended March 31, 2020, we recorded gains totaling $97 thousand on the sales of $10.2 million in investment securities available-for-sale.  These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income.  Noninterest income for the quarter ended March 31, 2020 was also impacted by losses on loans held for sale totaling $451 thousand.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $7.9 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively.

Salaries and benefits expense increased $520 thousand to $4.5 million for the three months ended March 31, 2021 compared to $4.0 million for the same period in 2020, which was primarily related to incentive compensation during the first quarter of 2021. Data processing and network administration expense increased $129 thousand for the three months ended March 31, 2021 as compared to the same period of 2020, as planned 2020 network infrastructure upgrades were implemented during the second quarter of 2020.  All other increases in noninterest expense for the quarter ended March 31, 2021 as compared to the same period of 2020 are primarily related to supporting the larger organization as a result of continued organic growth.

Income Taxes

We recorded a provision for income tax expense of $1.4 million for the three months ended March 31, 2021, compared to $896 thousand for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was 19.9%, compared to 19.4% for the same period of 2020. Our effective tax rates for the three months ended March 31, 2021 and 2020 were less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during both 2021 and 2020.

Discussion and Analysis of Financial Condition

Overview

At March 31, 2021, total assets were $1.88 billion, an increase of 3.5%, or $63.0 million, from $1.82 billion at December 31, 2020. Total loans receivable, net of deferred fees and costs, decreased 1.3%, or $19.2 million, to $1.45 billion at March 31, 2021, from $1.47 billion at December 31, 2020. Total investment securities increased $9.0 million, or 7.1%, to $135.4 million at March 31, 2021, from $126.4 million at December 31, 2020. Total deposits increased 4.1%, or $62.1 million, to $1.59 billion at March 31, 2021, from $1.53 billion at December 31, 2020. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At March 31, 2021 and at December 31, 2020, we had FHLB advances totaling $25.0 million.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.45 billion at March 31, 2021, a decrease of $19.2 million, or 1.3%, compared to $1.47 billion at December 31, 2020. Loans receivable, net of deferred fees, excluding PPP loans, decreased $29.7 million during the three months ended March 31, 2021.  During the first quarter of 2021, loans that paid off prior to maturity totaled $44.5 million, of which, $9.5 million were watch list credits that either paid off or were sold at a discount during the quarter, $13.5 million were related to borrowers selling the underlying collateral, and the remaining loans paid off were primarily a result of refinancing and general business activity.  In addition, seasonal commercial line activity decreased $7.2 million during the first quarter of 2021.  Offsetting these decreases were loan originations totaling $31.2 million (excluding PPP), of which $24.7 million funded during the quarter.

Commercial real estate loans totaled $783.8 million at March 31, 2021, compared to $790.0 million at December 31, 2020, a decrease of $6.2 million, or 0.8%.  Owner-occupied commercial real estate loans were $174.5 million at March 31, 2021 compared to $182.9 million at December 31, 2020.  Nonowner-occupied commercial real estate loans were $608.4 million at March 31, 2021 compared to $607.5 million at December 31, 2020.  Construction loans totaled $219.2 million at March 31, 2021, or 14.2% of total loans receivable.  Of the $219.2 million in construction loans, $38.2 million are collateralized by land and only $811 thousand are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).  Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration.  We plan to manage this portion of our portfolio in a disciplined manner.  We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at March 31, 2021 and at December 31, 2020.

Loans Receivable

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Commercial real estate	$783,783	$790,025
Commercial and industrial	110,034	119,529
Paycheck protection program	166,587	155,805
Commercial construction	219,187	222,319
Consumer real estate	159,217	167,872
Consumer nonresidential	13,594	15,835
Gross loans	1,452,402	1,471,385
Less:
Allowance for loan losses	14,421	14,958
Unearned income and (unamortized premiums)	5,490	5,302
Loans receivable, net	$1,432,491	$1,451,125

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing, and OREO at March 31, 2021 were $8.9 million compared to $9.5 million at December 31, 2020. Our ratio of nonperforming assets to total assets was 0.47% at March 31, 2021 compared to 0.52% at December 31, 2020. TDRs as of March 31, 2021 and December 31, 2020 totaled $96 thousand and $97 thousand, respectively, and is made up of one loan.

Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $598 thousand during the quarter ended March 31, 2021, as several loans either paid off or were sold during the quarter.  Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio.  For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss.  As a result of the analysis completed, we have specific reserves totaling $1.4 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively.  Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained.  At March 31, 2021, we had $4.0 million in loans identified as special mention, a decrease from $12.1 million from December 31, 2020.  Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract.  The decrease from December 31, 2020 was primarily related to two loans being paid off totaling $7.6 million and two loans being upgraded during the quarter.  The remaining loans rated as special mention do not have a specific reserve and are considered well-secured.

At March 31, 2021, we had $18.8 million in loans identified as substandard, a decrease of $1.8 million from December 31, 2020. The decrease in substandard loans was primarily related to two loans totaling $1.3 million which were sold at a discount, and three loans being been paid off in full during the first quarter of 2021.  Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  For each of these substandard loans, a liquidation analysis is completed.  At March 31, 2021, specific reserves on originated and acquired loans totaling $1.4 million has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.15% for the three months ended March 31, 2021, compared to annualized net charge-offs to average loans receivable of 0.02% for the three months ended March 31, 2020.  The increase in net charge-offs during the first quarter of 2021 were primarily related to substandard loans we sold at a discount, which was estimated and included in our specific reserves as of December 31, 2020.  The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$4,949	$5,349
Loans contractually past‑due 90 days or more and still accruing	74	272
Total nonperforming loans (NPLs)	$5,023	$5,621
Other real estate owned	3,866	3,866
Total nonperforming assets (NPAs)	$8,889	$9,487
Performing troubled debt restructurings	$96	$97
NPLs/Total Assets	0.27%	0.31%
NPAs/Total Assets	0.47%	0.52%
NPAs and TDRs/Total Assets	0.48%	0.53%
Allowance for loan losses/NPLs	287.10%	266.11%

Nonperforming Loans by Type

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Commercial real estate	$2,052	$2,309
Commercial and industrial	2,525	2,883
Commercial construction	—	—
Consumer real estate	324	385
Consumer nonresidential	122	44
	$5,023	$5,621

At March 31, 2021 and December 31, 2020, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified subgroups of industry segments most impacted by the pandemic.  As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days.  As of March 31, 2021, remaining payment deferred loans totaled $10.0 million, or 0.69% of the total loan portfolio, comprising three loans.  One loan is a hotel participation loan totaling $9.7 million, one loan is SBA guaranteed totaling $330 thousand and the remaining loan totaling $61 thousand is a consumer unsecured loan.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.  The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of March 31, 2021.

COVID Impacted Loans By Asset Class

At March 31, 2021

(Dollars in thousands)

Asset Class	Number of Loans	Amount
Commercial real estate - retail	104	$190,308
Commercial real estate - mixed use	50	81,890
Specialty use-hotel/lodging/motel	11	60,972
Commercial real estate - office	109	106,957
Multi-family first lien	86	117,867
Commercial real estate - industrial	67	100,301
Commercial real estate - special use/church	21	41,535
Special purpose	22	29,559
Total loan categories COVID impacted	470	$729,389

Other loan categories not impacted by COVID	2,807	723,013
Total loans	3,277	$1,452,402

We believe that as a result of our conservative underwriting discipline at loan origination coupled with active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At March 31, 2021, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At March 31, 2021, our commercial real estate portfolio (including construction lending) was 69.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Beginning balance	$14,958	$10,231
Provision for loan losses	—	1,066
Loans charged off:
Commercial real estate	(451)	—
Commercial and industrial	(117)	—
Commercial construction	—	—
Consumer real estate	—	(3)
Consumer nonresidential	(63)	(90)
Total loans charged off	(631)	(93)
Recoveries:
Commercial real estate	24	—
Commercial and industrial	—	19
Commercial construction	—	—
Consumer real estate	3	1
Consumer nonresidential	67	2
Total recoveries	94	22
Net charge offs	(537)	(71)
Ending balance	$14,421	$11,226

	Three Months Ended March 31,
Loans, net of deferred fees:	2021	2020
Balance at period end	$1,446,912	$1,282,142
Allowance for loan losses to loans receivable, net of fees	1.00%	0.88%
Net charge-offs to average loans receivable, annualized	0.15%	0.02%

Allocation of the Allowance for Loan Losses

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,		December 31,
	2021		2020
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,078	53.96%	$9,291	53.69%
Commercial and industrial	2,313	7.58%	2,546	8.12%
Paycheck protection program	—	11.47%	—	10.59%
Commercial construction	1,983	15.09%	1,960	15.11%
Consumer real estate	652	10.96%	690	11.41%
Consumer nonresidential	395	0.94%	471	1.08%

Total allowance for loan losses	$14,421	100.00%	$14,958	100.00%
*	Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of March 31, 2021 and December 31, 2020 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $135.1 million at March 31, 2021, an increase of $9.0 million or 7.1%, from $126.2 million at December 31, 2020. During the first quarter of 2021, we purchased $21.1 million in available-for-sale investment securities to invest excess liquidity and reinvest cashflows received from the investment portfolio.

As of March 31, 2021 and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $8.2 million and $9.2 million at March 31, 2021 and December 31, 2020, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At March 31, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of March 31, 2021 and December 31, 2020.

We hold restricted investments in equities of the FRB, and FHLB. At March 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at March 31, 2021 and December 31, 2020.

Investment Securities

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,		December 31,
	2021		2020
		Percent of		Percent of
	Balance	Total	Balance	Total
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$264	0.21%	$264	0.21%
Total held‑to‑maturity securities	$264	0.21%	$264	0.21%
Available‑for‑sale
Securities of state and local municipalities	$3,143	2.35%	$4,202	3.41%
Corporate bonds and securities	13,972	10.44%	12,974	10.52%
Mortgage‑backed securities	116,501	87.02%	105,910	85.86%
Total available‑for‑sale securities	$133,616	99.79%	$123,086	99.79%
Total investment securities	$133,880	100.00%	$123,350	100.00%

The following table presents the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at March 31, 2021.

Investment Securities by Stated Maturity

At March 31, 2021

(Dollars in thousands)

	At March 31, 2021
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held‑to‑maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Available‑for‑sale
Securities of state and local municipalities	$—	—	2,019	2.30%	$379	2.25%	745	2.92%	$3,143	2.44%
Corporate bonds	—	—	2,000	2.91%	11,972	5.26%	—	—	13,972	4.90%
Mortgage‑backed securities	—	—	—	—	15,643	2.17%	100,858	1.93%	116,501	1.96%
Total available‑for‑sale securities	$—	—	$4,019	2.60%	$27,994	3.43%	$101,603	1.93%	$133,616	2.26%
Total investment securities	$—	—	$4,019	2.60%	$28,258	3.42%	$101,603	1.93%	$133,880	2.26%

Deposits and Other Borrowed Funds

Total deposits were $1.59 billion at March 31, 2021, an increase of $62.1 million, or 4.1%, from $1.53 billion at December 31, 2020. Noninterest-bearing deposits totaled $501.8 million at March 31, 2021, comprising 31.5% of total deposits and increased $102.8 million, or 25.8%, compared to December 31, 2020. At March 31, 2021, deposits from municipalities which are secured by a letter of credit issued by the FHLB, represented 3.8% of our total deposits. Deposits of any individual municipality are generally limited to 5% of total assets and in the aggregate, municipalities are limited to 18% of total assets. Some of these customers utilize our treasury management services, and all maintain deposits of varying types and maturities. As such, we believe that these customers are unlikely to abruptly terminate their relationship with us. However, in the event that we were to lose all or a significant portion of the deposits of one or more of these customers, we believe that we have adequate alternative sources of liquidity to enable us to replace these funds, although the cost of such replacement sources of liquidity could be higher.

The following table provides information on our deposit composition at March 31, 2021 and December 31, 2020.

Deposit Composition

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,		December 31,
	2021		2020
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$501,812	—	$399,062	—
Interest bearing - checking, savings and money market	822,888	0.31%	820,378	0.32%
Time deposits $100,000 or more	171,384	1.44%	194,190	1.54%
Other time deposits	98,555	0.86%	118,863	0.88%
	$1,594,639		$1,532,493

The remaining maturity of time deposits at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Three months or less	$98,253	$115,707
Over three months through six months	44,688	60,490
Over six months through twelve months	54,085	53,053
Over twelve months	72,913	83,803
	$269,939	$313,053

Wholesale deposits decreased to $35.0 million at March 31, 2021 from $50.0 million at December 31, 2020. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”), and Insured Cash Sweep (“ICS”), products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2021 and December 31, 2020, we had $137.5 million and $138.9 million, respectively, in either CDARS reciprocal or ICS reciprocal products.

The following table reports those certificates of deposit that exceed $100,000 by maturity as of March 31, 2021 and December 31, 2020.

Certificates of Deposit Over $100,000

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Three months or less	$48,562	$48,388
Over three months through six months	30,546	46,739
Over six months through twelve months	36,941	36,327
Over twelve months	55,335	62,736
	$171,384	$194,190

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $69.1 million at each of March 31, 2021 and December 31, 2020.  For both March 31, 2021 and December 31, 2020, other borrowed funds consisted of $25.0 million in FHLB advances and $44.1 million of subordinated notes.

The following table reflects the short-term borrowings and other borrowed funds outstanding at March 31, 2021 and December 31, 2020.

Other Borrowed Funds

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,		December 31,
	2021		2020
		Weighted		Weighted
	Amount	Average	Amount	Average
	Outstanding	Rate	Outstanding	Rate
Other short‑term borrowed funds:
Federal funds purchased	$—	0.00%	$—	0.00%
FHLB advances - short term	25,000	1.35%	25,000	1.15%
Total borrowed funds and weighted average rate	$25,000	1.35%	$25,000	1.15%
Other borrowed funds:
Subordinated Debt	$44,116	5.99%	$44,085	6.26%
Total other borrowed funds and weighted average rate	$44,116	5.99%	$44,085	6.26%
Total borrowed funds and weighted average rate	$69,116	4.31%	$69,085	4.41%

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

On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” (“CBLR”), which is calculated by dividing tangible equity capital by average consolidated total assets.  If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate.

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

Shareholders’ equity at March 31, 2021 was $194.9 million, an increase of $5.4 million, compared to $189.5 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to the net income recorded for the quarter totaling $5.6 million. Common stock issued as a result of option exercises increased shareholders’ equity by $819 thousand for the three months ended March 31, 2021. Accumulated other comprehensive income decreased $1.1 million during 2021, primarily as a result of a decrease in the market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for March 31, 2021 and December 31, 2020 was 10.3% and 10.4%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2021 and December 31, 2020 was $13.69 and $13.41, respectively. The Bank’s CBLR at each of March 31, 2021 and December 31, 2020 was 11.65%.  Accordingly, we were considered “well capitalized” for regulatory purposes at March 31, 2021 and December 31, 2020.

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

The following tables shows the minimum capital requirement and our capital position at March 31, 2021 and December 31, 2020 for the Bank.

Capital Components

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At March 31, 2021
Leverage capital ratio	$215,757	11.65%	158,316	>	8.500%

At December 31, 2020
Leverage capital ratio	$209,359	11.65%	143,823	>	8.000%

Tangible Book Value

At March 31, 2021 and December 31, 2020

Dollars in thousands, except per share data

	March 31,	December 31,
	2021	2020
Total stockholders’ equity	$194,929	$189,500
Less: goodwill and intangibles, net	(8,277)	(8,357)
Tangible Common Equity	$186,652	$181,143

Book value per common share	$14.29	$14.03
Less: intangible book value per common share	(0.60)	(0.62)
Tangible book value per common share	$13.69	$13.41

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

Our primary and secondary sources of liquidity remain strong.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $355.0 million at March 31, 2021, or 18.9% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. We held investments that are classified as held-to-maturity in the amount of $264 thousand at March 31, 2021. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at March 31, 2021 was approximately $170.4 million. Borrowing capacity with the FRB was approximately $127.0 million at March 31, 2021. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

In addition to the funding facilities noted above, the Federal Reserve has established the PPPLF, authorized under Section 13(3) of the Federal Reserve Act, that can be used to pledge PPP loans we originate as collateral during the second quarter of 2020 under the CARES Act.  Under Section 1102 of the CARES Act, a PPP loan is assigned a zero risk weighting under the risk based capital rules of the federal banking agencies.  In addition, an interim rule issued on April 9, 2020 from the federal banking agencies will allow banks to neutralize the effect of PPP loans financed under the PPPLF on leverage capital ratios.  We do not anticipate using this facility to provide us with additional liquidity. The interest rate on this facility is fixed at 0.35% for the term of the facility and access to the facility will end June 30, 2021.

Liquidity is essential to our business. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that we may be unable to control, such as general market disruption, negative views about the financial services industry generally, or an operational problem that affects a third party or us. Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events. As discussed under the caption “Deposits and Other Borrowed Funds” above, we have a deposit concentration related to municipalities at March 31, 2021. While we believe we have a healthy liquidity position and do not anticipate the loss of deposits of any of the significant deposit customers, any of the factors discussed above could materially impact our liquidity position in the future.

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

At March 31, 2021 and December 31, 2020, unused commitments to fund loans and lines of credit totaled $151.1 million and $166.3 million, respectively. Commercial and standby letters of credit totaled $9.5 million and $5.5 million at March 31, 2021 and December 31, 2020, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2021, our asset/liability position was asset sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would increase by 2.3% in an up 100 basis point scenario and would increase by 10.7% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 7.7% in an up 100 basis point scenario and would increase by 29.4% in an up 400 basis point scenario. At March 31, 2021 and December 31, 2020, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2021 and December 31, 2020 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
March 31, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	10.68%	+400	−0.62%
+300	7.94%	+300	−0.55%
+200	5.06%	+200	0.63%
+100	2.32%	+100	0.54%
0	—	0	—
−100	−2.01%	−100	−0.07%
−200	−4.71%	−200	−1.58%

Economic value of equity (“EVE”) measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at March 31, 2021 and December 31, 2020 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At March 31, 2021 and December 31, 2020, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
March 31, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	economic value of equity	rates (basis points)	economic value of equity
+400	8.36%	+400	6.64%
+300	7.15%	+300	6.14%
+200	5.37%	+200	4.84%
+100	2.84%	+100	2.68%
0	—	0	—
−100	-7.08%	−100	-4.15%
−200	-12.40%	−200	-3.41%

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act).  As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A.Risk Factors

There have been no material changes as of March 31, 2021 in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	On February 4, 2020, we publicly announced that the Board of Directors had adopted a program to repurchase up to 8% of our outstanding shares of common stock at December 31, 2019; such program expired on December 31, 2020. On January 21, 2021, we extended the share repurchase program and increased the number of shares subject to repurchase. Under the revised repurchase program, we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors.

No shares were purchased during the three months ended March 31, 2021.

Item 3.Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

(a)	None.
(b)	None.

Item 6.Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 13, 2021	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)