Form 10-Q
period 2021-06-30
FVCBankcorp, Inc.
filed 2021-08-12
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,682,369 shares of common stock, par value $0.01 per share, outstanding as of August 6, 2021

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(In thousands, except share data)

			June 30,	December 31,
			2021	2020 *
			(Unaudited)
Assets
Cash and due from banks			$24,856	$20,835
Interest-bearing deposits at other financial institutions			190,553	120,228
Securities held-to-maturity (fair value of $0.3 million for both June 30, 2021 and December 31, 2020)			264	264
Securities available-for-sale, at fair value			200,408	126,151
Restricted stock, at cost			6,372	6,563
Loans, net of allowance for loan losses of $14.4 million and $15.0 million at June 30, 2021 and December 31, 2020, respectively			1,459,919	1,451,125
Premises and equipment, net			1,527	1,654
Accrued interest receivable			8,441	9,135
Prepaid expenses			2,700	621
Deferred tax assets, net			8,744	8,552
Goodwill and intangibles, net			8,199	8,357
Bank owned life insurance (BOLI)			38,675	38,178
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			10,564	11,125
Other assets			10,163	14,827
Total assets			$1,975,251	$1,821,481

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$500,655	$399,062
Interest-bearing checking, savings and money market			901,124	820,378
Time deposits			278,430	313,053
Total deposits			$1,680,209	$1,532,493

FHLB advances			$25,000	$25,000
Subordinated notes, net of issuance costs			44,146	44,085
Accrued interest payable			851	685
Operating lease liabilities			11,557	12,123
Accrued expenses and other liabilities			12,801	17,595
Total liabilities			$1,774,564	$1,631,981

Commitments and Contingent Liabilities

Stockholders' Equity	2021	2020
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,647,600	13,510,760	$136	$135
Additional paid-in capital			120,905	119,568
Retained earnings			78,705	67,971
Accumulated other comprehensive income, net			941	1,826
Total stockholders' equity			$200,687	$189,500
Total liabilities and stockholders' equity			$1,975,251	$1,821,481

See Notes to Consolidated Financial Statements.

* Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and six months ended June 30, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$15,751	$15,414	$31,683	$31,299
Interest and dividends on securities held-to-maturity	1	1	2	3
Interest and dividends on securities available-for-sale	872	753	1,590	1,627
Dividends on restricted stock	81	92	163	181
Interest on deposits at other financial institutions	71	21	116	102
Total interest and dividend income	$16,776	$16,281	$33,554	$33,212

Interest Expense
Interest on deposits	$1,855	$3,125	$3,855	$7,301
Interest on federal funds purchased	—	—	—	79
Interest on short-term debt	84	66	168	136
Interest on subordinated notes	651	395	1,302	790
Total interest expense	$2,590	$3,586	$5,325	$8,306

Net Interest Income	$14,186	$12,695	$28,229	$24,906
Provision for loan losses	—	1,750	—	2,816
Net interest income after provision for loan losses	$14,186	$10,945	$28,229	$22,090
Noninterest Income
Service charges on deposit accounts	$247	$223	$490	$463
Gain on sale of securities available-for-sale	—	—	—	97
Loss on loans held for sale	—	—	—	(451)
BOLI income	250	282	498	565
Other income	188	182	488	707
Total noninterest income	$685	$687	$1,476	$1,381

Noninterest Expenses
Salaries and employee benefits	$4,458	$3,982	$9,006	$8,010
Occupancy and equipment expense	820	859	1,627	1,715
Data processing and network administration	551	494	1,114	928
State franchise taxes	487	466	991	932
Audit, legal and consulting fees	503	207	857	432
Loan related expenses	307	273	413	484
FDIC insurance	220	180	430	345
Marketing, business development and advertising	56	25	105	128
Director fees	153	138	291	278
Postage, courier and telephone	49	42	95	86
Internet banking	142	123	275	243
Core deposit intangible amortization	78	88	158	178
Impairment loss on long lived assets	—	676	—	676
Other operating expenses	404	445	748	772
Total noninterest expenses	$8,228	$7,998	$16,110	$15,207
Net income before income tax expense	$6,643	$3,634	$13,595	$8,264
Income tax expense	1,478	754	2,861	1,651
Net income	$5,165	$2,880	$10,734	$6,613
Earnings per share, basic	$0.38	$0.21	$0.79	$0.49
Earnings per share, diluted	$0.36	$0.21	$0.74	$0.46

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income	$5,165	$2,880	$10,734	$6,613
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available for sale, net of tax expense of $49 for the three months ended June 30, 2021 and net of tax benefit of $247 for the six months ended June 30, 2021, respectively, net of tax expense of $8 and $367 for the three and six months ended June 30, 2020, respectively.	183	32	(1,098)	2,324
Unrealized gain (loss) on interest rate swaps, net of tax expense of $15 and $57 for the three and six months ended June 30, 2021, respectively, net of tax benefit of $46 and $171 for the three and six months ended June 30, 2020, respectively.	57	(174)	213	(642)
Reclassification adjustment for gains realized in income, net of tax expense of $0 and $20 for the three and six months ended June 30, 2020, respectively.	—	—	—	(77)
Total other comprehensive (loss) income	$240	$(142)	$(885)	$1,605
Total comprehensive income	$5,405	$2,738	$9,849	$8,218

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	2021	2020
Cash Flows From Operating Activities
Net income	$10,734	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	298	312
Provision for loan losses	—	2,816
Net amortization of premium of securities	201	214
Net amortization of deferred loan costs and purchase premiums	3,086	963
Net accretion of acquisition accounting adjustments	(272)	(277)
Gain on sale of available-for-sale securities	—	(97)
Loss on loans held for sale	—	451
Impairment loss on lived assets	—	676
Payments received on loans held for sale, net	—	1,107
Amortization of subordinated debt issuance costs	61	40
Core deposits intangible amortization	158	178
Stock-based compensation expense	460	376
BOLI income	(498)	(565)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable, prepaid expenses and other assets	3,840	(11,872)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(4,926)	7,596
Net cash provided by operating activities	$13,142	$8,531

Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(70,325)	$(46,763)
Purchases of securities available-for-sale	(96,769)	(2,996)
Proceeds from sales of securities available-for-sale	—	10,206
Proceeds from maturities and calls of securities available-for-sale	2,000	1,000
Proceeds from redemptions of securities available-for-sale	18,965	14,023
Net redemption (purchase) of restricted stock	191	(591)
Net increase in loans	(11,601)	(198,805)
Purchases of premises and equipment, net	(171)	(214)
Net cash used in investing activities	$(157,710)	$(224,140)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$182,339	$255,025
Net decrease in time deposits	(34,628)	(21,699)
Decrease in federal funds purchased	—	(10,000)
Net increase in FHLB advances	—	10,000
Repurchase of shares of common stock	—	(7,280)
Common stock issuance	878	260
Net cash provided by financing activities	$148,589	$226,306
Net increase in cash and cash equivalents	$4,021	$10,697
Cash and cash equivalents, beginning of year	20,835	14,916
Cash and cash equivalents, end of year	$24,856	$25,613

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	6,613	—	6,613
Other comprehensive income	—	—	—	—	1,605	1,605
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	44	1	259	—	—	260
Stock-based compensation expense	—	—	376	—	—	376
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652
Balance at March 31, 2020	13,452	$135	$118,913	$56,203	$2,437	$177,688
Net income	—	—	—	2,880	—	2,880
Other comprehensive loss	—	—	—	—	(142)	(142)
Common stock issuance for options exercised, net	7	—	56	—	—	56
Stock-based compensation expense	—	—	170	—	—	170
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	10,734	—	10,734
Other comprehensive loss	—	—	—	—	(885)	(885)
Common stock issuance for options exercised, net	136	1	877	—	—	878
Vesting of restricted stock grants	1	—	—	—	—	—
Stock-based compensation expense	—	—	460	—	—	460
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687
Balance at March 31, 2021	13,639	$136	$120,552	$73,540	$701	$194,929
Net income	—	—	—	5,165	—	5,165
Other comprehensive income	—	—	—	—	240	240
Common stock issuance for options exercised, net	8	—	59		—	59
Vesting of restricted stock grants	1	—	—	—	—	—
Stock-based compensation expense	—	—	294	—	—	294
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Financial Condition and Results of Operations

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company has worked with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company has worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to it, and rates for short term funding have been quite low. If funding costs become elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of its deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause it to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. The Company's stock price exceeded its book value at June 30, 2021.

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

Processes, Controls and Business Continuity Plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to another deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company executed a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, the Company modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of June 30, 2021, remaining payment deferred loans totaled $9.7 million, or 0.65% of the total loan portfolio, comprising one loan. In accordance with interagency guidance and the CARES Act issued in March 2020, these short term deferrals are not considered troubled debt restructurings (TDRs).

With the passage of the Paycheck Protection Program (PPP), administered by the U.S. Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program.  The majority of the PPP loans it originated have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  At June 30, 2021, PPP loans, net of deferred fees and costs, totaled $99.5 million. The Company continued to originate PPP loans until May 2021 as part of the 2021 program for first and second draw loans. It is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a charge to earnings.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Notes to Unaudited Consolidated Financial Statements

(Continued)

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

Note 2.Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$8	$—	$272
Total Held-to-maturity Securities	$264	$8	$—	$272
Available-for-sale
Securities of U.S. government and federal agencies	$1,997	$7	$—	$2,004
Securities of state and local municipalities tax exempt	1,397	73	—	1,470
Securities of state and local municipalities taxable	689	5	—	694
Corporate bonds	14,970	184	(10)	15,144
SBA pass-through securities	121	3	—	124
Mortgage-backed securities	161,002	2,045	(876)	162,171
Collateralized mortgage obligations	18,512	369	(80)	18,801
Total Available-for-sale Securities	$198,688	$2,686	$(966)	$200,408

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of state and local municipalities tax exempt	$3,398	$95	$—	$3,493
Securities of state and local municipalities taxable	804	14	—	818
Corporate bonds	12,974	80	(237)	12,817
SBA pass-through securities	138	3	—	141
Mortgage-backed securities	81,296	2,479	(61)	83,714
Collateralized mortgage obligations	24,476	718	(26)	25,168
Total Available-for-sale Securities	$123,086	$3,389	$(324)	$126,151

The Company had $7.2 million and $9.2 million in securities pledged with the Federal Reserve Bank of Richmond (FRB)  to collateralize certain municipal deposits at June 30, 2021 and December 31, 2020, respectively.  The Company had $2.1 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at June 30, 2021. There were no securities pledged to the Virginia Department of Treasury at December 31, 2020.

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2021	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$1,990	$(10)	$—	$—	$1,990	$(10)
Mortgage-backed securities	98,885	(876)	—	—	98,885	(876)
Collateralized mortgage obligations	3,874	(80)	—	—	3,874	(80)
Total	$104,749	$(966)	$—	$—	$104,749	$(966)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$4,240	$(10)	$2,000	$(227)	$6,240	$(237)
Mortgage-backed securities	17,504	(61)	—	—	17,504	(61)
Collateralized mortgage obligations	2,098	(26)	—	—	2,098	(26)
Total	$23,842	$(97)	$2,000	$(227)	$25,842	$(324)

Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+, while one has a rating of BB. The remaining 10 investments do not carry a rating.

Mortgage-backed securities: The unrealized losses on the Company’s investment in 21 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s

Notes to Unaudited Consolidated Financial Statements

(Continued)

investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with three CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

The amortized cost and fair value of securities as of June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2021
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$3,018	$3,068
After 5 years through 10 years	264	272	32,238	33,143
After 10 years	—	—	163,432	164,197
Total	$264	$272	$198,688	$200,408

For the six months ended June 30, 2021 and 2020, proceeds from principal repayments of securities were $19.0 million and $14.0 million, respectively. During the six months ended June 30, 2021 and 2020, proceeds from calls and maturities of securities were $ 2.0 million and $1.0 million, respectively. There were no gross realized gains or losses during the six months ended June 30, 2021. During the six months ended June 30, 2020, proceeds from calls and maturities of securities were $1.0 million. Gross realized gains recorded during six months ended June 30, 2020 were approximately $97,000, resulting from the sale of available-for-sale securities with a book value of $10.1 million. There were no realized losses on the sale of securities for the six months ended June 30, 2020.

Note 3.Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	June 30, 2021			December 31, 2020
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$809,084	$22,611	$831,695	$761,876	$28,149	$790,025
Commercial and industrial	238,729	4,061	242,790	271,039	4,295	275,334
Commercial construction	207,134	1,260	208,394	220,845	1,474	222,319
Consumer real estate	156,590	27,422	184,012	133,940	33,932	167,872
Consumer nonresidential	12,325	28	12,353	15,802	33	15,835
	$1,423,862	$55,382	$1,479,244	$1,403,502	$67,883	$1,471,385
Less:
Allowance for loan losses	14,249	110	14,359	14,333	625	14,958
Unearned income and (unamortized premiums), net	4,966	—	4,966	5,302	—	5,302
Loans, net	$1,404,647	$55,272	$1,459,919	$1,383,867	$67,258	$1,451,125

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

Notes to Unaudited Consolidated Financial Statements

(Continued)

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20.  The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are as follows:

(In thousands)	June 30, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$2,906
Carrying amount	2,111
Other acquired loans
Outstanding principal balance	53,924
Carrying amount	53,271
Total acquired loans
Outstanding principal balance	56,830
Carrying amount	55,382

(In thousands)	December 31, 2020
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$4,010
Carrying amount	3,064
Other acquired loans
Outstanding principal balance	65,656
Carrying amount	64,819
Total acquired loans
Outstanding principal balance	69,666
Carrying amount	67,883

The following table presents changes during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2021	$216
Accretion	(100)
Reclassification of nonaccretable difference due to changes in expected cash flows	(2)
Other changes, net	(98)
Balance at June 30, 2021	$16

(In thousands)
Balance at January 1, 2020	$371
Accretion	(878)
Reclassification of nonaccretable difference due to changes in expected cash flows	691
Other changes, net	32
Balance at December 31, 2020	$216

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three and six months ended June 30, 2021 and 2020, and for the year ended December 31, 2020, follows:

Allowance for Loan Losses

For the three months ended June 30, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$9,078	$2,313	$1,983	$652	$395	$14,421
Charge-offs	—	—	—	—	(114)	(114)
Recoveries	—	—	—	1	51	52
Provision	(109)	(281)	377	20	(7)	—
Ending Balance	$8,969	$2,032	$2,360	$673	$325	$14,359

Allowance for Loan Losses

For the six months ended June 30, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(451)	(117)	—	—	(177)	(745)
Recoveries	24	—	—	4	118	146
Provision	105	(397)	400	(21)	(87)	—
Ending Balance	$8,969	$2,032	$2,360	$673	$325	$14,359

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of June 30, 2021 and 2020, and at December 31, 2020, by portfolio segment:

Allowance for Loan Losses

At June 30, 2021

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$111	$927	$—	$23	$—	$1,061
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,858	1,105	2,360	650	325	13,298
	$8,969	$2,032	$2,360	$673	$325	$14,359

Loans Receivable

At June 30, 2021

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$9,654	$5,460	$1,596	$345	$—	$17,055
Purchased credit impaired	2,052	—	—	60	—	2,112
Collectively evaluated for impairment	819,989	237,330	206,798	183,607	12,353	1,460,077
	$831,695	$242,790	$208,394	$184,012	$12,353	$1,479,244

Allowance for Loan Losses

At June 30, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$—	$252	$—	$114	$—	$366
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,855	1,004	2,105	435	129	12,528
	$8,855	$1,256	$2,105	$549	$129	$12,894

Notes to Unaudited Consolidated Financial Statements

(Continued)

Loans Receivable

At June 30, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$993	$4,143	820	$538	$—	$6,494
Purchased credit impaired	3,177	305	—	55	—	3,537
Collectively evaluated for impairment	774,738	275,471	227,821	178,072	18,795	1,474,897
	$778,908	$279,919	$228,641	$178,665	$18,795	$1,484,928

Allowance for Loan Losses

At December 31, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	625	$1,450	$—	$25	$—	$2,100
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,666	1,096	1,960	665	471	12,858
	$9,291	$2,546	$1,960	$690	$471	$14,958

Loans Receivable

At December 31, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,379	$7,086	$—	$254	$—	$20,719
Purchased credit impaired	3,007	—	—	57	—	3,064
Collectively evaluated for impairment	773,639	268,248	222,319	167,561	15,835	1,447,602
	$790,025	$275,334	$222,319	$167,872	$15,835	$1,471,385

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at June 30, 2021 and December 31, 2020, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,460	5,469	927	5,504	170
Commercial construction	—	—	—	—	—
Consumer real estate	95	97	23	96	4
Consumer nonresidential	—	—	—	—	—
	$5,555	$5,566	$950	$5,600	$174
June 30, 2021
With no related allowance:
Commercial real estate	$9,654	$9,654	$—	$9,654	$237
Commercial and industrial	1,596	1,596	—	1,596	86
Commercial construction	—	—	—	—	—
Consumer real estate	250	250	—	250	14
Consumer nonresidential	—	—	—	—	—
	$11,500	$11,500	$—	$11,500	$337

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2021
With an allowance recorded:
Commercial real estate	$2,052	$2,969	$111	$2,052	$90
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$2,052	$2,969	$111	$2,052	$90
June 30, 2021
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,287	5,287	1,450	5,682	358
Commercial construction	—	—	—	—	—
Consumer real estate	97	97	25	99	6
Consumer nonresidential	—	—	—	—	—
	$5,384	$5,384	$1,475	$5,781	$364
December 31, 2020
With no related allowance:
Commercial real estate	$9,926	$9,930	$—	$9,938	$133
Commercial and industrial	1,799	1,799	—	2,433	148
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$11,725	$11,729	$—	$12,371	$281

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$3,303	$4,316	$625	$4,811	$267
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$3,303	$4,316	$625	$4,811	$267
December 31, 2020
With no related allowance:
Commercial real estate	$150	$164	$—	$164	$13
Commercial and industrial	157	215	—	215	12
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$307	$379	$—	$379	$25

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of June 30, 2021 and December 31, 2020:

As of June 30, 2021 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$797,136	$233,268	$205,538	$153,100	$12,325	$1,401,367
Special mention	2,294	1	—	3,145	—	5,440
Substandard	9,654	5,460	1,596	345	—	17,055
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$809,084	$238,729	$207,134	$156,590	$12,325	$1,423,862

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of June 30, 2021 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$20,559	$4,061	$1,260	$27,362	$28	$53,270
Special mention	—	—	—	—	—	—
Substandard	2,052	—	—	60	—	2,112
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,611	$4,061	$1,260	$27,422	$28	$55,382

As of December 31, 2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$741,570	$262,355	$220,845	$133,750	$15,802	$1,374,322
Special mention	10,380	1,598	—	93	—	12,071
Substandard	9,926	7,086	—	97	—	17,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$761,876	$271,039	$220,845	$133,940	$15,802	$1,403,502

As of December 31, 2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$24,696	$4,295	$1,474	$33,844	$33	$64,342
Special mention	—	—	—	—	—	—
Substandard	3,453	—	—	88	—	3,541
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$28,149	$4,295	$1,474	$33,932	$33	$67,883

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2021, the Company had $5.4 million in loans identified as special mention within the originated loan portfolio, a decrease of $6.6 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention. These loans do not have a specific reserve and are considered well-secured. At June 30, 2021 and December 31,2020, the Company had $17.1 million in loans identified as substandard within the originated loan portfolio. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an impairment analysis is completed. As of June 30, 2021, specific reserves on originated and acquired loans totaling $1.1 million has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Past due and nonaccrual loans presented by loan class were as follows at June 30, 2021 and December 31, 2020:

As of June 30, 2021 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$1,738	$—	$—	$1,738	$807,346	$809,084	$—	$—
Commercial and industrial	299	—	—	299	238,430	238,729	—	1,701
Commercial construction	—	—	—	—	207,134	207,134	—	—
Consumer real estate	130	—	—	130	156,460	156,590	—	250
Consumer nonresidential	20	24	6	50	12,275	12,325	6	—
Total	$2,187	$24	$6	$2,217	$1,421,645	$1,423,862	$6	$1,951

As of June 30, 2021 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$22,611	$22,611	$—	$2,052
Commercial and industrial	—	—	—	—	4,061	4,061	—	—
Commercial construction	—	—	—	—	1,260	1,260	—	—
Consumer real estate	—	—	—	—	27,422	27,422	—	60
Consumer nonresidential	—	—	—	—	28	28	—	—
Total	$—	$—	$—	$—	$55,382	$55,382	$—	$2,112

As of December 31, 2020 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$88	$—	$88	$761,788	$761,876	$—	$—
Commercial and industrial	—	—	—	$—	271,039	271,039	—	2,883
Commercial construction	—	13	—	13	220,832	220,845	—	—
Consumer real estate	347	76	—	423	133,517	133,940	—	—
Consumer nonresidential	—	—	44	44	15,758	15,802	44	—
Total	$347	$177	$44	$568	$1,402,934	$1,403,502	$44	$2,883

As of December 31, 2020 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$694	$—	$—	$694	$27,455	$28,149	$—	$2,309
Commercial and industrial	—	—	—	—	4,295	4,295	—	—
Commercial construction	111	—	—	111	1,363	1,474	—	—
Consumer real estate	353	108	228	689	33,243	33,932	228	157
Consumer nonresidential	—	—	—	—	33	33	—	—
Total	$1,158	$108	$228	$1,494	$66,389	$67,883	$228	$2,466

As of June 30, 2021, there were $59 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020 and June 30, 2020, respectively.

There were overdrafts of $75 thousand and $72 thousand at June 30, 2021 and December 31, 2020, respectively, which have been reclassified from deposits to loans. At June 30, 2021 and December 31, 2020, loans with a carrying value of $221.9 million and $132.6 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the six months ended June 30, 2021 and 2020.

Notes to Unaudited Consolidated Financial Statements

(Continued)

There were no loans designated as TDRs during the six months ended June 30, 2021. The following table presents loans designated as TDRs during the six months ended June 30, 2020:

For the six months ended June 30, 2020

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Consumer real estate	1	$99	$99
Total	1	$99	$99

As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $95 thousand and $97 thousand, respectively.

The concession made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.Derivative Financial Instruments

The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2021 and December 31, 2020. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of June 30, 2021, the Company had entered into 21 interest rate swap agreements which are collateralized with $10.3 million in cash.  There were 21 interest rate swap agreements outstanding as of December 31, 2020 which were collateralized with $14.0 million in cash.

The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,167	$9,203
Pay Fixed/Receive Variable Swaps	97,167	(9,203)

Notes to Unaudited Consolidated Financial Statements

(Continued)

	December 31, 2020
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,658	$13,633
Pay Fixed/Receive Variable Swaps	97,658	(13,633)

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

At June 30, 2021 and December 31, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advances which are included in other borrowed funds on the consolidated balance sheet) and its wholesale deposits (which are included in total deposits on the consolidated balance sheet) was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	0.15%	0.24%
Weighted average maturity in years	1.60 years	2.10 years
Unrealized loss relating to interest rate swaps	$(485)	$(754)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At June 30, 2021  and December 31, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2021 and December 31, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

At June 30, 2021 and December 31, 2020, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	June 30, 2021	December 31, 2020
Commitments to grant loans	$71,224	$13,598
Unused commitments to fund loans and lines of credit	140,709	166,259
Commercial and standby letters of credit	9,355	5,529

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $33.4 million and $25.3 million at June 30, 2021 and December 31, 2020, respectively.

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

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At June 30, 2021, 51,311 shares were available to grant under the Plan.

Notes to Unaudited Consolidated Financial Statements

(Continued)

No options were granted during the three and six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, there were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 0 and 2,737 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and six months ended June 30, 2020.

A summary of option activity under the Plan as of June 30, 2021 and changes during the six months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2021	1,727,945	$8.14	3.17
Granted	—	—
Exercised	(136,173)	6.44
Forfeited or expired	(760)	10.76
Outstanding and Exercisable at June 30, 2021	1,591,012	$8.29	2.92	$14,279,165

(1)  The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount changes based on changes in the market value of the Company’s common stock.

As of June 30, 2021, all outstanding stock options granted under the Plan are fully vested and amortized. There was no income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended June 30, 2021. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $6 thousand for the three months ended June 30, 2020. Tax benefits recognized for nonqualified stock options during the six months ended June 30, 2021 and 2020 totaled $125 thousand and $82 thousand, respectively.

Restricted stock units relating to 116,488 shares were granted during the six months ended June 30, 2021. There were no restricted stock units granted during the six months ended June 30, 2020.

A summary of the Company’s restricted stock unit grant activity as of June 30, 2021 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	72,743	$18.82
Granted	116,488	17.49
Vested	(375)	17.21
Forfeited	(1,460)	17.91
Balance at June 30, 2021	187,396	$18.00

The compensation cost that has been charged to income for the Plan was $294 thousand and $170 thousand for the three months ended June 30, 2021 and 2020, respectively. Total compensation cost for the six months ended June 30, 2021 and 2020 was $460 thousand and $376 thousand, respectively. As of June 30, 2021, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 37 months.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 7.Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (exit price). Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		June 30, 2021 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$2,004	$—	$2,004	$—
Securities of state and local municipalities tax exempt	1,470	—	1,470	—
Securities of state and local municipalities taxable	694	—	694	—
Corporate bonds	15,144	—	15,144	—
SBA pass-through securities	124	—	124	—
Mortgage-backed securities	162,171	—	162,171	—
Collateralized mortgage obligations	18,801	—	18,801	—
Total Available-for-Sale Securities	$200,408	$—	$200,408	$—

		Fair Value Measurements at
		December 31, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of state and local municipalities tax exempt	$3,493	$—	$3,493	$—
Securities of state and local municipalities taxable	818	—	818	—
Corporate bonds	12,817	—	12,817	—
SBA pass-through securities	141	—	141	—
Mortgage-backed securities	83,714	—	83,714	—
Collateralized mortgage obligations	25,168	—	25,168	—
Total Available-for-Sale Securities	$126,151	$—	$126,151	$—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Other Real Estate Owned (OREO): Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, which results in a Level 3 classification of the inputs for determining fair value. OREO properties are evaluated regularly for impairment and adjusted accordingly.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$6,546	$—	$—	$6,546
Other real estate owned	$3,866	$—	$—	$3,866

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$6,587	$—	$—	$6,587
Other real estate owned	$3,866	$—	$—	$3,866

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2021 and December 31, 2020:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2021
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$6,546	Discounted appraised value	Marketability/Selling costs	8%-10%	(9.85)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans	$6,587	Discounted appraised value	Marketability/Selling costs	0% - 8%	(6.23)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020. Fair values for June 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of June 30, 2021, using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,856	$24,856	$—	$—
Interest-bearing deposits at other institutions	190,553	190,553	—	—
Securities held-to-maturity	264	—	272	—
Securities available-for-sale	200,408	—	200,408	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,459,919	—	—	1,467,175
Bank owned life insurance	38,675	—	38,675	—
Accrued interest receivable	8,441	—	8,441	—
Financial liabilities:
Checking, savings and money market accounts	$1,401,779	$—	$1,401,779	$—
Time deposits	278,430	—	280,625	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,146	—	41,525	—
Accrued interest payable	851	—	851	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of December 31, 2020, using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,835	$20,835	$—	$—
Interest-bearing deposits at other institutions	120,228	120,228	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	126,151	—	126,151	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,451,125	—	—	1,463,270
Bank owned life insurance	38,178	—	38,178	—
Accrued interest receivable	9,135	—	9,135	—
Financial liabilities:
Checking, savings and money market accounts	$1,219,440	$—	$1,219,440	$—
Time deposits	313,053	—	316,341	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,085	—	42,438	—
Accrued interest payable	685	—	685	—

Note 8.Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares - diluted includes the potential dilution of stock options and restricted stock units as of June 30, 2020. The weighted average shares - diluted as of June 30, 2020 includes only the potential dilution of stock options.

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for the period ended June 30, 2021. There were 321,560 shares excluded from the calculation for the period ended June 30, 2020, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$5,165	$2,880	$10,734	$6,613
Weighted average number of shares	13,647	13,455	13,613	13,603
Effect of dilutive securities,restricted stock units and options	870	469	914	657
Weighted average diluted shares	14,517	13,924	14,527	14,260
Basic EPS	$0.38	$0.21	$0.79	$0.49
Diluted EPS	$0.36	$0.21	$0.74	$0.46

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 9.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2021 and 2020 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended June 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$1,140	$(439)	$701
Net unrealized gains (losses) during the period	183	57	240
Other comprehensive income (loss), net of tax	183	57	240
Balance, end of period	$1,323	$(382)	$941

(In thousands)
Six Months Ended June 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized gains (losses) during the period	(1,098)	213	(885)
Other comprehensive income (loss), net of tax	(1,098)	213	(885)
Balance, end of period	$1,323	$(382)	$941

(In thousands)		Cash Flow
Three Months Ended June 30, 2020	Available-for-Sale Securities	Hedges	Total
Balance, beginning of period	$2,968	$(531)	$2,437
Other comprehensive income (loss), net of tax	32	(174)	(142)
Balance, end of period	$3,000	$(705)	$2,295

(In thousands)
Six Months Ended June 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,324	(642)	1,682
Net reclassification adjustment for gains realized in income	(77)	—	(77)
Other comprehensive income (loss), net of tax	2,247	(642)	1,605
Balance, end of period	$3,000	$(705)	$2,295

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents information related to reclassifications from AOCI:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI		Affected Line Item
	into Income		into Income		in the Consolidated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statements of
Details about AOCI	2021	2020	2021	2020	Income
Gains on sale of available-for-sale securities	$—	$—	$—	$97	Gain on sale of securities available-for-sale
Income tax expense	—	—	—	(20)	Income tax expense
Total	$—	$—	$—	$77	Net of tax

Note 10.Subordinated Notes

On June 20, 2016, the Company issued $25 million of fixed-to-floating rate subordinated notes due June 30, 2026, in a private placement to accredited investors. Interest was payable at 6.00% per annum, from and including June 20, 2016 to, but excluding, June 30, 2021, semi-annually in arrears. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.

The Company may, at its option, on any scheduled interest payment date, redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days’ notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Any partial redemption will be made pro rata among all of the holders.

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

Note 11. Revenue Recognition

The Company adopted ASU 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank-owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Fees, Exchange and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges and are included in other income on the Company’s consolidated statements of income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company’s consolidated statements of income.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$247	$223	$490	$463
Fees, Exchange, and Other Service Charges	96	76	174	159
Other income	22	23	182	31
Noninterest Income (in-scope of Topic 606)	365	322	846	653
Noninterest Income (out-scope of Topic 606)	320	365	630	728
Total Noninterest Income	$685	$687	$1,476	$1,381

Notes to Unaudited Consolidated Financial Statements

(Continued)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and 2020, the Company did not have any significant contract balances.

Contract Acquisition Costs

Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the six months ended June 30, 2021 or 2020.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,152	$8,375
Income taxes	2,626	455
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	(1,345)	2,845
Unrealized gain (loss) on interest rate swaps	269	(813)
Transfer of loans held for sale to loans, net	—	9,641
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	59
Derecognition of right-of-use assets and lease liability	—	458

Note 13. Subsequent Event

On July 14, 2021, the Company announced the signing of a definitive merger agreement with Blue Ridge Bankshares, Inc. (“Blue Ridge”), pursuant to which the companies will combine in an all-stock merger of equals, subject to customary closing conditions including shareholder and regulatory approvals (the “Blue Ridge Merger”). In connection with the Merger, the Company will be merged with and into Blue Ridge, with Blue Ridge as the surviving company, and, immediately thereafter, FVCbank, the Company’s wholly-owned commercial banking subsidiary, will be merged with and into Blue Ridge Bank, National Association (“Blue Ridge Bank”), the wholly-owned commercial banking subsidiary of Blue Ridge, with Blue Ridge Bank as the surviving bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2021 and December 31, 2020 and the results of our operations for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues; the imposition of any restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; and the timing of distribution, effectiveness, and acceptance of vaccines against COVID-19;
●	general business and economic conditions nationally or in the markets that we serve could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;
●	the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
●	changes in the assumptions underlying the establishment of reserves for possible loan losses;
●	changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
●	risks inherent in making loans such as repayment risks and fluctuating collateral values;
●	declines in our common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
●	the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
●	our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
●	changes in consumer spending and savings habits;
●	technological and social media changes;
●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation, interest rate, market and monetary fluctuations;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
●	the impact of changes in laws, regulations and policies affecting the real estate industry;
●	the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
●	the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of users to substitute competitors’ products and services for our products and services;
●	the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the ability to close our previously-announced merger (the “Blue Ridge Merger”) with Blue Ridge Bankshares, Inc. (“Blue Ridge”) on the expected terms and schedule including our ability to obtain required regulatory and shareholder approvals;
●	difficulties, delays and unforeseen costs in completing the Blue Ridge Merger and in integrating the Company’s and Blue Ridge’s businesses;
●	the ability to realize expected revenue growth, cost savings and/or other benefits of the Blue Ridge Merger;
●	business disruption during the pendency of, or following, the Blue Ridge Merger including customer and employee relationships and business operations that may be disrupted;
●	changes in the level of our nonperforming assets and charge-offs;
●	our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
●	potential exposure to fraud, negligence, computer theft and cyber-crime.

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

On July 14, 2021, we announced the signing of a definitive merger agreement with Blue Ridge, pursuant to which the companies will combine in an all-stock merger of equals, subject to customary closing conditions including shareholder and regulatory approvals. In connection with the Blue Ridge Merger, the Company will be merged with and into Blue Ridge, with Blue Ridge as the surviving company, and, immediately thereafter, FVCbank, our wholly-owned commercial banking subsidiary, will be merged with and into Blue Ridge Bank, National Association (“Blue Ridge Bank”), the wholly-owned commercial banking subsidiary of Blue Ridge, with Blue Ridge Bank as the surviving bank.

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a level that represents management’s best estimate of known and inherent losses in our loan portfolio. We are not required to implement the provisions of the current expected credit losses accounting standard (“CECL”) until January 1, 2023, and are continuing to account for the allowance for loan losses under the incurred loss model. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health-related events, such as the COVID-19 pandemic and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, competition, and loan review results to support estimates.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (“PCI”) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At June 30, 2021, we had specific reserves for impairment of one acquired loan within our allowance for loan losses totaling $111 thousand that had further deteriorated post acquisition.

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

LIBOR and Other Benchmark Rates

In 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate (“LIBOR”)) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

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

COVID-19 Pandemic Discussion Matters

Employee Matters

Our workforce has returned to our offices full-time to service the needs of our clients in a continued customer secure environment. We continue frequent cleaning of our facilities and other practices encouraging a safe work environment. Management provides updates to employees through both email and the Company’s intranet on jurisdictional changes related to mask wearing requirements and social distancing as warranted.

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

We actively participated in originating PPP loans, and began processing applications at the inception of the program and through the program’s initial expiration. As of December 31, 2020, we had originated 755 applications for approximately $170.3 million, net of deferred fees and costs. We continued to originate PPP loans until the program ended May 2021, as part of the 2021 program for first and second draw loans, and as of June 30, 2021, we had originated an additional 413 applications for approximately $65.1 million.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. On June 30, 2021, remaining payment deferred loans totaled $9.7 million, or 0.65% of the total loan portfolio, comprising one hotel participation loan.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.  The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of June 30, 2021.

COVID Impacted Loans By Asset Class

At June 30, 2021

(Dollars in thousands)

Asset Class	Number of Loans	Amount
Commercial real estate - retail	104	$194,233
Commercial real estate - mixed use	54	97,427
Specialty use-hotel/lodging/motel	11	60,749
Commercial real estate - office	115	105,466
Multi-family first lien	85	117,192
Commercial real estate - industrial	70	109,778
Commercial real estate - special use/church	21	41,285
Special purpose	18	30,265
Total loan categories COVID impacted	478	$756,395

Other loan categories not impacted by COVID	2,519	722,849
Total loans	2,997	$1,479,244

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $415.8 million at June 30, 2021, or 21.1% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”). Additional borrowing capacity at the FHLB at June 30, 2021 was approximately $251.8 million. Borrowing capacity with the FRB was approximately $92.3 million at June 30, 2021. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

Share Repurchases

While our capital position remained well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we temporarily suspended stock repurchases on March 20, 2020. On January 21, 2021, we approved a new share repurchase program pursuant to which we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors. We have not repurchased any shares of our common stock during the six months ended June 30, 2021.

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

Financial Condition and Results of Operations

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we have worked with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we have worked with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

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

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, and rates for short-term funding have recently been quite low. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

Processes, Controls and Business Continuity Plan

We have invoked our Board approved Pandemic Preparedness Plan that includes a remote working strategy. We do not anticipate incurring additional material cost related to another deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. We do not currently face any material resource constraint through the implementation of our business continuity plans.

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of June 30, 2021, remaining payment deferred loans totaled $9.7 million, or 0.65% of the total loan portfolio, comprising one loan. In accordance with interagency guidance and the CARES Act issued in March 2020, these short-term deferrals are not considered TDRs.

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program. The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. At June 30, 2021, PPP loans, net of deferred fees and costs, totaled $99.5 million. We continued to originate PPP loans until May 2021 as part of the 2021 program for first and second draw loans. It is our understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

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

Results of Operations— Three and Six Months Ended June 30, 2021 and 2020

Overview

We recorded net income of $5.2 million, or $0.36 per diluted common share, for the three months ended June 30, 2021, compared to net income of $2.9 million, or $0.21 per diluted common share, for the three months ended June 30, 2020. Net income for the three months ended June 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses, neither of which occurred during the comparable 2021 period. Net interest income increased $1.5 million to $14.2 million for the three months ended June 30, 2021, compared to $12.7 million for the three months ended June 30, 2020, primarily as a result of a decrease in interest-bearing deposit expense of $1.3 million. No provision for loan losses was recorded for the three months ended June 30, 2021, compared to $1.8 million for the same period of 2020. Noninterest income was $685 thousand compared to $687 thousand for the three months ended June 30, 2021 and 2020, respectively. Noninterest expense was $8.2 million for the three months ended June 30, 2021 compared to $8.0 million for the same three month period of 2020.

The annualized return on average assets for the three months ended June 30, 2021 and 2020 was 1.06% and 0.67%, respectively. The annualized return on average equity for the three months ended June 30, 2021 and 2020 was 10.41% and 6.41%, respectively.

For the six months ended June 30, 2021, we recorded net income of $10.7 million, or $0.74 per diluted common share, compared to net income of $6.6 million, or $0.46 per diluted common share, for the six months ended June 30, 2020. Net income for the six months ended June 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses, neither of which occurred during the year-to-date 2021 period.  Net interest income increased $3.3 million to $28.2 million for the six months ended June 30, 2021, compared to $24.9 million for the six months ended June 30, 2020, a result of an increase in interest-earning assets through organic growth and a decrease in deposit interest expense year-over-year. No provision for loan losses was recorded for the six months ended June 30, 2021, compared to $2.8 million for the same period of 2020. Noninterest income increased $95 thousand to $1.5 million for the six months ended June 30, 2021 as compared to $1.4 million for 2020. Noninterest expense was $16.1 million for the six months ended June 30, 2021 compared to $15.2 million for the same six month period of 2020.

The annualized return on average assets for the six months ended June 30, 2021 and 2020 was 1.13% and 0.81%, respectively. The annualized return on average equity for the six months ended June 30, 2021 and 2020 was 10.96% and 7.35%, respectively.

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2021 and 2020.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$796,220	$8,616	4.33%	$770,326	$8,355	4.34%
Commercial and industrial	120,021	1,421	4.74%	103,226	1,287	4.99%
Paycheck protection program	138,550	1,474	4.26%	121,843	801	2.63%
Commercial construction	212,004	2,382	4.49%	222,685	2,588	4.65%
Consumer residential	164,938	1,633	3.96%	177,783	2,023	4.55%
Consumer nonresidential	12,810	225	7.04%	19,520	360	7.37%
Total loans (1)	1,444,543	15,751	4.36%	1,415,383	15,414	4.36%

Investment securities (2)	172,648	875	2.03%	122,336	760	2.48%
Restricted stock	6,227	81	5.20%	6,461	92	5.69%
Deposits at other financial institutions and federal funds sold	228,708	71	0.12%	70,945	21	0.12%

Total interest-earning assets and interest income	1,852,126	16,778	3.62%	1,615,125	16,287	4.03%

Noninterest-earning assets:
Cash and due from banks	15,954			19,645
Premises and equipment, net	1,525			2,050
Accrued interest and other assets	92,805			96,362
Allowance for loan losses	(14,427)			(11,570)
Total assets	$1,947,983			$1,721,612

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$565,074	742	0.53%	$341,081	$597	0.70%
Savings and money markets	297,003	351	0.47%	263,588	435	0.66%
Time deposits	238,113	722	1.22%	321,775	1,724	2.15%
Wholesale deposits	35,000	39	0.45%	132,072	369	1.13%
Total interest - bearing deposits	1,135,190	1,854	0.66%	1,058,516	3,125	1.19%

Other borrowed funds	69,127	736	4.27%	49,514	461	3.74%

Total interest-bearing liabilities and interest expense	1,204,317	2,590	0.86%	1,108,030	3,586	1.30%

Noninterest-bearing liabilities:
Demand deposits	518,826			401,318
Other liabilities	26,374			32,585
Common stockholders' equity	198,466			179,679
Total liabilities and stockholders' equity	$1,947,983			$1,721,612

Net interest income and net interest margin		$14,188	3.07%		$12,701	3.16%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.7 million and $801 thousand for the three months ended June 30, 2021 and 2020, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for further information.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2021.

Rate and Volume Analysis

For the Three Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	2021 Compared to 2020
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$281	$(20)	$261
Commercial and industrial	209	(75)	134
Paycheck protection program	110	563	673
Commercial construction	(124)	(82)	(206)
Consumer residential	(146)	(244)	(390)
Consumer nonresidential	(124)	(11)	(135)
Total loans (1)	206	131	337

Investment securities (2)	313	(198)	115
Restricted stock	(3)	(8)	(11)
Deposits at other financial institutions and federal funds sold	47	3	50

Total interest income	563	(72)	491

Interest expense:

Interest - bearing deposits:
Interest checking	387	(242)	145
Savings and money markets	59	(143)	(84)
Time deposits	(460)	(542)	(1,002)
Wholesale deposits	(272)	(58)	(330)
Total interest - bearing deposits	(286)	(985)	(1,271)

Other borrowed funds	185	90	275
Total interest expense	(101)	(895)	(996)

Net interest income	$664	$823	$1,487
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

Net interest income for the three months ended June 30, 2021 was $14.2 million, compared to $12.7 million for the three months ended June 30, 2020, an increase of $1.5 million, or 11.7%. The increase in net interest income was primarily a result of a decrease in average rates paid on interest-bearing deposits during 2021 compared to 2020, reducing interest expense $985 thousand.  In addition, the average volume of interest-earning assets related to growth of the loan and investment securities portfolios contributed to an increase in interest income of $563 thousand. The yield on interest-earning assets decreased 41 basis points to 3.62% for the three months ended June 30, 2021, compared to 4.03% for the same period of 2020. The average yield of the loan portfolio for each of the three months ended June 30, 2021 and 2020 was 4.36%, with accelerated accretion of net deferred fees associated with PPP loan forgiveness, totaling $811 thousand, contributing to 2021 interest income. Cost of interest-bearing deposits decreased 53 basis points to 0.66% for the three months ended June 30, 2021, compared to 1.19% for the same period of 2020, reflecting our efforts to decrease deposit rates to offset the repricing of our variable rate loan portfolio.

Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2021 and 2020 was 3.07% and 3.16%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2021 as compared to 2020, a result of the decreased rate environment. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.

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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP Financial Measurements:
Interest income:
Loans	$15,751	$15,414	$31,683	$31,299
Deposits at other financial institutions and federal funds sold	71	21	116	102
Investment securities available‑for‑sale	872	753	1,590	1,627
Investment securities held‑to‑maturity	1	1	2	3
Restricted stock	81	92	163	181
Total interest income	16,776	16,281	33,554	33,212
Interest expense:
Interest‑bearing deposits	1,854	3,125	3,855	7,301
Other borrowed funds	736	461	1,470	1,005
Total interest expense	2,590	3,586	5,325	8,306
Net interest income	$14,186	$12,695	$28,229	$24,906
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	6	8	12
Total tax benefit on tax-exempt interest income	$2	$6	$8	$12
Tax equivalent net interest income	$14,188	$12,701	$28,237	$24,918

Average interest-earning assets increased $237.0 million, or 14.7%, to $1.85 billion for the three months ended June 30, 2021 compared to $1.62 billion for the three months ended June 30, 2020. The increase in our earning assets was primarily driven by an increase in the average volume of deposits at other financial institutions and federal funds sold of $157.8 million, which only contributed an additional $50 thousand in interest income due to the low interest rate environment. The excess liquidity is a result of PPP loan forgiveness and the increase in deposits accumulated over the past year.

Total average interest-bearing deposits increased $76.7 million to $1.14 billion for the three months ended June 30, 2021 compared to $1.06 billion for the three months ended June 30, 2020. Average noninterest-bearing deposits increased $117.5 million to $518.8 million for the three months ended June 30, 2021 compared to $401.3 million for the same period in 2020. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $224.0 million compared to 2020. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $83.7 million as compared to 2020.  Average wholesale deposits decreased $97.1 million to $35.0 million for the second quarter of 2021 compared to $132.1 million for the second quarter of 2020, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 53 basis points to 4.27% for the three months ended June 30, 2021, a result of the subordinated debt we issued during the fourth quarter of 2020 at 4.88%.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2021 and 2020.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$789,467	$17,011	4.31%	$763,658	$17,382	4.55%
Commercial and industrial	115,715	2,765	4.78%	106,705	2,858	5.36%
Paycheck protection program	150,243	3,307	4.40%	60,921	801	2.63%
Commercial construction	216,395	4,808	4.44%	221,395	5,389	4.87%
Consumer real estate	165,074	3,308	4.01%	180,897	4,145	4.58%
Consumer nonresidential	13,500	484	7.16%	13,445	488	7.26%
Total loans (1)	1,450,394	31,683	4.37%	1,347,021	31,063	4.61%

Investment securities (2)	147,755	1,600	2.17%	129,932	1,642	2.53%
Restricted stock	6,314	163	5.16%	6,228	181	5.81%
Loans held for sale, at fair value	—	—	0.00%	6,899	236	6.84%
Deposits at other financial institutions and federal funds sold	205,926	116	0.11%	46,579	102	0.44%

Total interest-earning assets and interest income	1,810,389	33,562	3.71%	1,536,659	33,224	4.32%

Noninterest-earning assets:
Cash and due from banks	15,652			16,537
Premises and equipment, net	1,567			1,996
Accrued interest and other assets	94,506			92,018
Allowance for loan losses	(14,659)			(10,926)
Total assets	$1,907,455			$1,636,284

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$544,507	$1,459	0.54%	$307,528	$1,478	0.97%
Savings and money markets	287,939	675	0.47%	245,542	1,070	0.88%
Time deposits	242,277	1,640	1.36%	337,792	3,804	2.27%
Wholesale deposits	40,359	81	0.41%	126,560	949	1.52%
Total interest - bearing deposits	1,115,082	3,855	0.70%	1,017,422	7,301	1.45%

Other borrowed funds	69,111	1,470	4.26%	56,575	1,005	3.57%

Total interest-bearing liabilities and interest expense	1,184,193	5,325	0.91%	1,073,997	8,306	1.56%

Noninterest-bearing liabilities:
Demand deposits	499,436			352,841
Other liabilities	27,991			29,529
Common stockholders' equity	195,835			179,917
Total liabilities and stockholders' equity	$1,907,455			$1,636,284

Net interest income and net interest margin		$28,237	3.15%		$24,918	3.26%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $3.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2021.

Rate and Volume Analysis

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	2021 Compared to 2020
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$587	$(958)	$(371)
Commercial and industrial	241	(334)	(93)
Paycheck protection program	1,174	1,332	2,506
Commercial construction	(122)	(459)	(581)
Consumer real estate	(363)	(474)	(837)
Consumer nonresidential	3	(7)	(4)
Total loans (1)	1,520	(900)	620

Investment securities (2)	225	(267)	(42)
Restricted stock	2	(20)	(18)
Loans held for sale, at fair value	(236)	—	(236)
Deposits at other financial institutions and federal funds sold	343	(329)	14

Total interest income	1,854	(1,516)	338

Interest expense:

Interest - bearing deposits:
Interest checking	1,156	(1,175)	(19)
Savings and money markets	194	(589)	(395)
Time deposits	(1,073)	(1,091)	(2,164)
Wholesale deposits	(646)	(222)	(868)
Total interest - bearing deposits	(369)	(3,077)	(3,446)

Other borrowed funds	228	237	465
Total interest expense	(141)	(2,840)	(2,981)

Net interest income	$1,995	$1,324	$3,319
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

Net interest income for the six months ended June 30, 2021 was $28.2 million, compared to $24.9 million for the six months ended June 30, 2020, an increase of $3.3 million, or 13.3%. The increase in net interest income was primarily a result of the decrease in the average rates paid on interest-bearing deposits, which improved net interest income by $3.1 million for the six months ended June 30, 2021 compared to the same period of 2020. The yield on interest-earning assets decreased 61 basis points to 3.71% for the six months ended June 30, 2021, compared to 4.32% for the same period of 2020. Offsetting this decrease in yield was a 65 basis point decrease in the cost of interest-bearing liabilities, primarily reflecting our efforts to decrease rates on interest-bearing deposits as a result of the decreased rate environment that began over a year ago.

Average interest-earning assets increased by 17.8% to $1.81 billion for the six months ended June 30, 2021 compared to $1.54 billion for the six months ended June 30, 2020, which resulted in an increase in total interest income on a tax equivalent basis of $338 thousand, to $33.6 million for the six months ended June 30, 2021, compared to $33.2 million for the six months ended June 30, 2020. The increase in our earning assets was primarily driven by an increase in the average volume of loans receivable of $103.4 million, of which $89.3 million of this increase was related to PPP loan originations, which yielded 4.40% for the six months ended June 30, 2021, primarily a result of the accelerated accretion earned during the six months of 2021 totaling $1.7 million. Interest income for the six months ended June 30, 2021 was impacted by a decrease in yields earned on the loan portfolio which decreased interest income $900 thousand, offset by an increase in interest as a result of loan volumes totaling $1.5 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.

Total average interest-bearing deposits increased $97.7 million to $1.12 billion for the six months ended June 30, 2021 compared to $1.02 billion for the six months ended June 30, 2020. Average noninterest-bearing deposits increased $146.6 million to $499.4 million for the six months ended June 30, 2021 compared to $352.8 million for the same period in 2020. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $237.0 million compared to 2020. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $95.5 million as compared to 2020.  Average wholesale deposits decreased $86.2 million to $40.4 million for the six months ended June 30, 2021 compared to $126.6 million for the six months ended June 30, 2020, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 69 basis points to 4.26% for the six months ended June 30, 2021, from 3.57% for the same period in 2020, a result of the subordinated debt we issued during the fourth quarter of 2020 at 4.88%.

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

We recorded no provision for loan losses for the three months ended June 30, 2021 compared to a provision for loan losses of $1.8 million for the same period of 2020, which primarily reflects changes in certain qualitative factors as a result of the local economic conditions and improvement in credit quality metrics of our loan portfolio during the second quarter of 2021. We recorded no provision for loan losses for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020. In addition, as previously mentioned, we continue to evaluate our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic. During 2020, industry subgroups such as retail, hotels, churches and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves decreased $310 thousand for the three months ended June 30, 2021, as we obtained additional collateral for an impaired loan that reduced our loss exposure. For the six months ended June 30, 2021, specific reserves decreased $1.0 million, primarily a result of several watchlist loans that the Bank had in its portolfio at December 31, 2020 being either paid off or sold during the first quarter of 2021.

See “Asset Quality” below for additional information on the credit quality of the loan portfolio.  The allowance for loan losses at June 30, 2021 was $14.4 million compared to $15.0 million at December 31, 2020. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, at June 30, 2021 was 0.97% compared to 1.02% at December 31, 2020.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended June 30, 2021 and 2020 was $685 thousand and $687 thousand, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $435 thousand for the three months ended June 30, 2021, an increase of $30 thousand as compared to the same quarter of 2020, primarily as a result of increased service charges on deposit accounts during the second quarter of 2021. Income from BOLI was $250 thousand and $282 thousand for the three months ended June 30, 2021 and 2020, respectively.

Noninterest income for the six months ended June 30, 2021 and 2020 was $1.5 million and $1.4 million, respectively. Fee income from fees on loans, service charges on deposits, and other fee income was $978 thousand for the six months ended June 30, 2021, a decrease of $192 thousand, as compared to the same period of 2020, a result of loan swap fee income totaling $378 thousand recorded during 2020 compared to none recorded for 2021.  Income from BOLI decreased to $498 thousand for the year-to-date period of 2021, compared to $565 thousand for the same period of 2020.  Noninterest income for the six months ended June 30, 2020 was improved by gains totaling $97 thousand on the sales of $10.2 million in investment securities available-for-sale. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income. Noninterest income for the six months ended June 30, 2020 was also impacted by losses on loans held for sale totaling $451 thousand.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $8.2 million and $8.0 million for the three months ended June 30, 2021 and 2020, respectively.

Salaries and benefits expense increased $476 thousand to $4.5 million for the three months ended June 30, 2021 compared to $4.0 million for the same period in 2020, which was primarily related to additions to business development staff and associated accruals for incentive compensation during the second quarter of 2021. Audit, legal and consulting fees increased $297 thousand to $503 thousand for the three months ended June 30, 2021 as compared to the same period of 2020, primarily as a result of expenses incurred as a result of the announced Blue Ridge Merger. These increases in noninterest expense during the second quarter of 2021 as compared to the same period of 2020 were partially offset by the branch impairment charges totaling $676 thousand that were recorded during the second quarter of 2020.  During the second quarter of 2020, the Company decided to close two branch office locations.  Because of the COVID-19 pandemic, more clients have transitioned to the Company’s electronic banking products, reducing the need to have physical branch locations to serve its customers. The right-of-use assets and leasehold improvements written off as a result of closing these locations totaled $676 thousand. All other increases in noninterest expense for the quarter ended June 30, 2021 as compared to the same period of 2020, are primarily related to supporting the larger organization as a result of continued organic growth.

For the six months ended June 30, 2021 and 2020, noninterest expense was $16.1 million and $15.2 million, respectively, an increase of $903 thousand.  Salaries and benefits expense increased $996 thousand to $9.0 million for the six months ended June 30, 2021 compared to $8.0 million for the same period in 2020, which was primarily related to additions to business development staff and associated accruals for incentive compensation during 2021. Data processing and network administration expense increased $186 thousand year-over-year, primarily related to planned upgrades to the Company’s network infrastructure that occurred during 2020.  Audit, legal and consulting fees increased $425 thousand to $857 thousand for the six months ended June 30, 2021 as compared to the same period of 2020, primarily as a result of expenses incurred as a result of the announced merger with Blue Ridge. These increases in noninterest expense during 2021 as compared to the same period of 2020 were partially offset by the aforementioned branch impairment charges totaling $676 thousand that were recorded during the second quarter of 2020.

Income Taxes

We recorded a provision for income tax expense of $1.5 million for the three months ended June 30, 2021, compared to $754 thousand for the three months ended June 30, 2020. Our effective tax rate for the three months ended June 30, 2021 was 22.3%, compared to 20.8% for the same period of 2020.

For the six months ended June 30, 2021 and 2020, we recorded a provision for income tax expense of $2.9 million and $1.7 million, respectively. Our effective tax rate for the six months ended June 30, 2021 was 21.0%, compared to 20.0% for the same period of 2020. Our effective tax rates for the six months ended June 30, 2021 and 2020 were less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2021 and 2020.

Discussion and Analysis of Financial Condition

Overview

At June 30, 2021, total assets were $1.98 billion, an increase of 8.4%, or $153.8 million, from $1.82 billion at December 31, 2020. Total loans receivable, net of deferred fees and costs, increased $8.2 million, to $1.47 billion at June 30, 2021, from $1.47 billion at December 31, 2020. Total investment securities increased $74.3 million, or 58.9%, to $200.7 million at June 30, 2021, from $126.4 million at December 31, 2020. Total deposits increased 9.6%, or $147.7 million, to $1.68 billion at June 30, 2021, from $1.53 billion at December 31, 2020. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At each of June 30, 2021 and December 31, 2020, we had FHLB advances totaling $25.0 million.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.47 billion at June 30, 2021, an increase of $8.2 million, compared to $1.47 billion at December 31, 2020. Loans receivable, net of deferred fees, excluding PPP loans, increased $61.7 million, or 4.7%, during the six months ended June 30, 2021. During the second quarter of 2021, we began originating loans under a warehouse lending facility, which contributed $58.0 million to quarterly loan growth.

PPP loans totaled $101.9 million at June 30, 2021, a decrease from $166.6 million at March 31, 2021 and $155.8 million at December 31, 2020. Loans forgiven during the second quarter of 2021 totaled $70.9 million, and totaled $120.1 million year-to-date 2021.  Remaining PPP loans originated during 2020 totaled $37.2 million at June 30, 2021.  Net deferred fees associated with PPP loans totaled $2.4 million at June 30, 2021.

Commercial real estate loans totaled $831.7 million at June 30, 2021, compared to $790.0 million at December 31, 2020, an increase of $41.7 million, or 5.3%.  Owner-occupied commercial real estate loans were $192.7 million at June 30, 2021 compared to $182.9 million at December 31, 2020.  Nonowner-occupied commercial real estate loans were $639.0 million at June 30, 2021 compared to $607.5 million at December 31, 2020. Construction loans totaled $208.4 million at June 30, 2021, or 14.1% of total loans receivable.  Of the $208.4 million in construction loans, $40.3 million are collateralized by land and only $2.3 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at June 30, 2021 and at December 31, 2020.

Loans Receivable

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Commercial real estate	$831,695	$790,025
Commercial and industrial	140,910	119,529
Paycheck protection program	101,880	155,805
Commercial construction	208,394	222,319
Consumer real estate	184,012	167,872
Consumer nonresidential	12,353	15,835
Gross loans	1,479,244	1,471,385
Less:
Allowance for loan losses	14,359	14,958
Unearned income and (unamortized premiums)	4,966	5,302
Loans receivable, net	$1,459,919	$1,451,125

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing, and OREO at June 30, 2021 were $7.9 million compared to $9.5 million at December 31, 2020. Our ratio of nonperforming assets to total assets was 0.40% at June 30, 2021 compared to 0.52% at December 31, 2020. We had one loan classified as a TDR at each of June 30, 2021 and December 31, 2020, which totaled $95 thousand and $97 thousand, respectively.

Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $1.6 million during the six months ended June 30, 2021, as several loans either paid off or were sold during 2021. Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $1.1 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2021, we had $5.4 million in loans identified as special mention, a decrease from $12.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2020 was primarily related to two loans being paid off totaling $7.6 million and two loans being upgraded during the first quarter. During the second quarter of 2021, two loans were added to the special mention category totaling $3.1 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.

At June 30, 2021, we had $19.2 million in loans identified as substandard, a decrease of $1.5 million from December 31, 2020. The decrease in substandard loans was primarily related to two loans totaling $1.3 million which were sold at a discount, and three loans being been paid off in full during the first quarter of 2021. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2021, specific reserves on originated and acquired loans totaling $1.1 million has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.08% for the six months ended June 30, 2021, compared to annualized net charge-offs to average loans receivable of 0.02% for the six months ended June 30, 2020. The increase in net charge-offs during 2021 were primarily related to substandard loans we sold at a discount, which was estimated and included in our specific reserves as of December 31, 2020. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$4,063	$5,349
Loans contractually past‑due 90 days or more and still accruing	6	272
Total nonperforming loans (NPLs)	$4,069	$5,621
Other real estate owned	3,866	3,866
Total nonperforming assets (NPAs)	$7,935	$9,487
Performing troubled debt restructurings	$95	$97
NPLs/Total Assets	0.21%	0.31%
NPAs/Total Assets	0.40%	0.52%
NPAs and TDRs/Total Assets	0.41%	0.53%
Allowance for loan losses/NPLs	352.89%	266.11%

Nonperforming Loans by Type

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Commercial real estate	$2,052	$2,309
Commercial and industrial	1,701	2,883
Commercial construction	—	—
Consumer real estate	310	385
Consumer nonresidential	6	44
	$4,069	$5,621

At June 30, 2021 and December 31, 2020, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified subgroups of industry segments most impacted by the pandemic. As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. As of June 30, 2021, remaining payment deferred loans totaled $9.7 million, or 0.65% of the total loan portfolio, comprising one loan, which is a hotel participation loan.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses.  We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes.  During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.  See above for a table of COVID impacted loans by asset class, which reports the number of loans and outstanding loan balances by pandemic-impacted asset class as of June 30, 2021.

We believe that as a result of our conservative underwriting discipline at loan origination coupled with active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At June 30, 2021, we had one OREO property with a fair value of $3.9 million. We are in the process of selling this property and do not expect a material gain or loss from the current fair value of the property as we recorded a $1.1 million gain on the foreclosure of the property during the year ended December 31, 2017.

Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At June 30, 2021, our commercial real estate portfolio (including construction lending) was 70.3% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$14,421	$11,226	$14,958	$10,231
Provision for loan losses	—	1,750	—	2,816
Loans charged off:
Commercial real estate	—	(23)	(451)	(113)
Commercial and industrial	—	—	(117)	—
Commercial construction	—	—	—	—
Consumer real estate	—	—	—	(3)
Consumer nonresidential	(114)	(64)	(177)	(64)
Total loans charged off	(114)	(87)	(745)	(180)
Recoveries:
Commercial real estate	—	—	24	—
Commercial and industrial	—	—	—	19
Commercial construction	—	—	—	—
Consumer real estate	1	1	4	2
Consumer nonresidential	51	4	118	6
Total recoveries	52	5	146	27
Net charge offs	(62)	(82)	(599)	(153)
Ending balance	$14,359	$12,894	$14,359	$12,894

	June 30,
Loans, net of deferred fees:	2021	2020
Balance at period end	$1,474,278	$1,478,120
Allowance for loan losses to loans receivable, net of fees	0.97	0.87%
Net charge-offs to average loans receivable, annualized	0.08	0.02%

Allocation of the Allowance for Loan Losses

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,		December 31,
	2021		2020
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,969	56.22%	$9,291	53.69%
Commercial and industrial	2,032	9.53%	2,546	8.12%
Paycheck protection program	—	6.89%	—	10.59%
Commercial construction	2,360	14.09%	1,960	15.11%
Consumer real estate	673	12.44%	690	11.41%
Consumer nonresidential	325	0.83%	471	1.08%
Total allowance for loan losses	$14,359	100.00%	$14,958	100.00%
*	Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of June 30, 2021 and December 31, 2020 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $200.4 million at June 30, 2021, an increase of $74.3 million, or 58.9%, from $126.2 million at December 31, 2020. Through June 30, 2021, we have purchased $95.8 million in available-for-sale investment securities to invest excess liquidity and reinvest cashflows received from the investment portfolio.

As of June 30, 2021 and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $9.3 million and $9.2 million at June 30, 2021 and December 31, 2020, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At June 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of June 30, 2021 and December 31, 2020.

We hold restricted investments in equities of the FRB and FHLB. At June 30, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at June 30, 2021 and December 31, 2020.

Investment Securities

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,		December 31,
	2021		2020
		Percent of		Percent of
	Balance	Total	Balance	Total
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$264	0.14%	$264	0.21%
Total held‑to‑maturity securities	$264	0.14%	$264	0.21%
Available‑for‑sale
Securities of U.S. government and federal agencies	$1,997	1.00%	$—	0.00%
Securities of state and local municipalities	2,086	1.05%	4,202	3.41%
Corporate bonds and securities	14,970	7.52%	12,974	10.52%
Mortgage‑backed securities	179,635	90.29%	105,910	85.86%
Total available‑for‑sale securities	$198,688	99.86%	$123,086	99.79%
Total investment securities	$198,952	100.00%	$123,350	100.00%

The following table presents the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at June 30, 2021.

Investment Securities by Stated Maturity

At June 30, 2021

(Dollars in thousands)

	At June 30, 2021
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held-to-maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$1,997	1.75%	$—	—	$1,997	1.75%
Securities of state and local municipalities	—	—	1,018	2.25%	379	2.25%	689	2.92%	2,086	2.47%
Corporate bonds	—	—	2,000	3.14%	12,970	5.14%	—	—	14,970	4.85%
Mortgage‑backed securities	—	—	—	—	17,892	2.04%	161,743	1.70%	179,635	1.74%
Total available‑for‑sale securities	$—	—	$3,018	2.84%	$33,238	3.17%	$162,432	1.71%	$198,688	1.97%
Total investment securities	$—	—	$3,018	2.84%	$33,502	3.17%	$162,432	1.71%	$198,952	1.97%

Deposits and Other Borrowed Funds

Total deposits were $1.68 billion at June 30, 2021, an increase of $147.7 million, or 9.6%, from $1.53 billion at December 31, 2020. Noninterest-bearing deposits totaled $500.7 million at June 30, 2021, comprising 29.8% of total deposits and increased $101.6 million, or 25.5%, compared to December 31, 2020.

The following table provides information on our deposit composition at June 30, 2021 and December 31, 2020.

Deposit Composition

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,		December 31,
	2021		2020
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$500,655	—	$399,062	—
Interest bearing - checking, savings and money market	901,124	0.28%	820,378	0.32%
Time deposits $100,000 or more	185,242	1.05%	194,190	1.54%
Other time deposits	93,188	0.73%	118,863	0.88%
	$1,680,209		$1,532,493

The remaining maturity of time deposits at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Three months or less	$99,099	$115,707
Over three months through six months	45,750	60,490
Over six months through twelve months	70,571	53,053
Over twelve months	63,010	83,803
	$278,430	$313,053

Wholesale deposits decreased to $35.0 million at June 30, 2021 from $50.0 million at December 31, 2020. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2021 and December 31, 2020, we had $130.4 million and $138.9 million, respectively, in either CDARS reciprocal or ICS reciprocal products.

The following table reports those certificates of deposit that exceed $100,000 by maturity as of June 30, 2021 and December 31, 2020.

Certificates of Deposit Over $100,000

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Three months or less	$49,354	$48,388
Over three months through six months	38,133	46,739
Over six months through twelve months	50,701	36,327
Over twelve months	47,054	62,736
	$185,242	$194,190

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $69.1 million at each of June 30, 2021 and December 31, 2020.  For both June 30, 2021 and December 31, 2020, other borrowed funds consisted of $25.0 million in FHLB advances and $44.1 million of subordinated notes.

The following table reflects the short-term borrowings and other borrowed funds outstanding at June 30, 2021 and December 31, 2020.

Other Borrowed Funds

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,		December 31,
	2021		2020
		Weighted		Weighted
	Amount	Average	Amount	Average
	Outstanding	Rate	Outstanding	Rate
Other short‑term borrowed funds:
FHLB advances - short term	$25,000	1.35%	25,000	1.15%
Total borrowed funds and weighted average rate	$25,000	1.35%	$25,000	1.15%
Other borrowed funds:
Subordinated Debt	$44,146	5.95%	$44,085	6.26%
Total other borrowed funds and weighted average rate	$44,146	5.95%	$44,085	6.26%
Total borrowed funds and weighted average rate	$69,146	4.29%	$69,085	4.41%

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.

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

Shareholders’ equity at June 30, 2021 was $200.7 million, an increase of $11.2 million, compared to $189.5 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to the net income recorded year-to-date totaling $10.7 million. Common stock issued as a result of option exercises increased shareholders’ equity by $878 thousand for the six months ended June 30, 2021. Accumulated other comprehensive income decreased $885 thousand during 2021, primarily as a result of a decrease in the market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for June 30, 2021 and December 31, 2020 was 10.2% and 10.4%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2021 and December 31, 2020 was $14.10 and $13.41, respectively. The Bank’s CBLR at June 30, 2021 and December 31, 2020 was 11.48% and 11.65%, respectively. Accordingly, we were considered “well capitalized” for regulatory purposes at June 30, 2021 and December 31, 2020.

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

The following tables show the minimum capital requirements and capital position at June 30, 2021 and December 31, 2020 for the Bank.

Capital Components

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At June 30, 2021
Leverage capital ratio	$221,882	11.48%	165,220	>	8.500%

At December 31, 2020
Leverage capital ratio	$209,359	11.65%	143,823	>	8.000%

Tangible Book Value

At June 30, 2021 and December 31, 2020

(Dollars in thousands, except per share data)

		December 31,
	June 30, 2021	2020
Total stockholders’ equity	$200,687	$189,500
Less: goodwill and intangibles, net	(8,199)	(8,357)
Tangible Common Equity	$192,488	$181,143

Book value per common share	$14.70	$14.03
Less: intangible book value per common share	(0.60)	(0.62)
Tangible book value per common share	$14.10	$13.41

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

Our primary and secondary sources of liquidity remain strong.  Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $415.8 million at June 30, 2021, or 21.1% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. We held investments that are classified as held-to-maturity in the amount of $264 thousand at June 30, 2021. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at June 30, 2021 was approximately $251.8 million. Borrowing capacity with the FRB was approximately $92.3 million at June 30, 2021. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At June 30, 2021 and December 31, 2020, unused commitments to fund loans and lines of credit totaled $140.7 million and $166.3 million, respectively. Commercial and standby letters of credit totaled $9.4 million and $5.5 million at June 30, 2021 and December 31, 2020, respectively.

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

At June 30, 2021, our asset/liability position was asset sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would increase by 1.9% in an up 100 basis point scenario and would increase by 8.8% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 6.6% in an up 100 basis point scenario and would increase by 24.9% in an up 400 basis point scenario. At June 30, 2021 and December 31, 2020, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of June 30, 2021 and December 31, 2020 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
June 30, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	8.75%	+400	−0.62%
+300	6.50%	+300	−0.55%
+200	4.09%	+200	−0.63%
+100	1.85%	+100	−0.54%
—	—	—	—
−100	-0.54%	−100	−0.07%
−200	-2.17%	−200	−1.58%

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

The interest rate risk to capital at June 30, 2021 and December 31, 2020 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At June 30, 2021 and December 31, 2020, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
June 30, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	economic value of equity	rates (basis points)	economic value of equity
+400	8.73%	+400	6.64%
+300	7.53%	+300	6.14%
+200	5.82%	+200	4.84%
+100	3.29%	+100	2.68%
0	—	0	—
−100	-6.65%	−100	-4.15%
−200	-5.48%	−200	-3.41%

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of our operations, we become party to various legal proceedings.  Currently, we are not party to any material legal proceedings, and no such proceedings except as noted above are, to management’s knowledge, threatened against us.

Item 1A.Risk Factors

Except as set forth below, there have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Combining Blue Ridge and the Company may be more difficult, costly or time-consuming than we expect.

The success of the Blue Ridge Merger will depend, in part, on Blue Ridge’s ability to realize the anticipated benefits from combining the businesses of Blue Ridge and the Company.  To realize such anticipated benefits and cost savings, Blue Ridge must successfully combine the businesses of Blue Ridge and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Blue Ridge or the Company or decreasing revenues due to loss of customers. If Blue Ridge is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

Blue Ridge and the Company have operated, and, until the completion of the Blue Ridge Merger, will continue to operate, independently. After the completion of the merger, Blue Ridge will integrate the Company’s business into its own. The integration process in the Blue Ridge Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect Blue Ridge’s ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on Blue Ridge’s financial results and the value of its common stock. If Blue Ridge experiences difficulties with the integration process, the anticipated benefits of the Blue Ridge Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Blue Ridge and the Company to lose customers or cause customers to withdraw their deposits from the Company’s or Blue Ridge’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on Blue Ridge’s results of operations or financial condition after the Blue Ridge Merger. These integration matters could have an adverse effect on the Company during this transition period and on Blue Ridge for an undetermined period after consummation of the merger.

The Blue Ridge Merger may distract management of the Company from its other responsibilities.

The Blue Ridge Merger could cause the management of the Company to focus its time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the merger, or the business and earnings of Blue Ridge after the merger.

Failure of the Blue Ridge Merger to be completed, termination of the merger agreement, or a significant delay in completing the Blue Ridge Merger could negatively impact the Company.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the Blue Ridge Merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the Blue Ridge Merger is not completed by June 30, 2022, either the Company or Blue Ridge may terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval.

Any delay in completing the Blue Ridge Merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe. If the merger agreement with Blue Ridge is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Blue Ridge Merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Blue Ridge Merger will be completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company’s board of directors, the Company may be required to pay to Blue Ridge a termination fee of $12.3 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Blue Ridge Merger is not completed, the Company would have to recognize these expenses and would have committed substantial time and resources by management, without realizing the expected benefits of the merger. In addition, failure to consummate the Blue Ridge Merger also may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Blue Ridge Merger is not completed, it could have a material adverse effect on the Company’s stock price, business and cash flows, financial condition and results of operations.

The merger agreement limits the ability of the Company to pursue alternatives to the Blue Ridge Merger.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the merger agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Blue Ridge Merger, the Company must pay to Blue Ridge a termination fee of $12.3 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the Blue Ridge Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Blue Ridge Merger is pending.

Uncertainty about the effect of the Blue Ridge Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Blue Ridge Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Blue Ridge Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the Blue Ridge Merger, the Company’s business, or the business of the combined company following the merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Blue Ridge Merger and from taking certain specified actions until the merger occurs without the consent of Blue Ridge. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Blue Ridge Merger.

Litigation against the Company or Blue Ridge, or the members of the Company’s or Blue Ridge’s board of directors, could prevent or delay the completion of the Blue Ridge Merger.

Purported shareholder plaintiffs may assert legal claims related to the Blue Ridge Merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required approval from Company’s and Blue Ridge’s shareholders. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s and Blue Ridge’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Company, Blue Ridge or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the merger agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the merger agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

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

No shares were purchased during the six months ended June 30, 2021.

Item 3.Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

(a)	None.
(b)	None.

Item 6.Exhibits

2.1

Agreement and Plan of Reorganization, dated as of July 14, 2021, between Blue Ridge Bankshares, Inc. and the Company (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on July 15, 2021).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 12, 2021	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)