Form 10-Q
period 2021-09-30
FVCBankcorp, Inc.
filed 2021-11-10
CIK 1675644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,686,865 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2021

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(In thousands, except share data)

			September 30,	December 31,
			2021	2020 *
			(Unaudited)
Assets
Cash and due from banks			$30,382	$20,835
Interest-bearing deposits at other financial institutions			122,487	120,228
Securities held-to-maturity (fair value of $0.3 million for both September 30, 2021 and December 31, 2020)			264	264
Securities available-for-sale, at fair value			269,943	126,151
Restricted stock, at cost			6,372	6,563
Loans, net of allowance for loan losses of $14.4 million and $15.0 million at September 30, 2021 and December 31, 2020, respectively			1,454,723	1,451,125
Premises and equipment, net			1,655	1,654
Accrued interest receivable			8,405	9,135
Prepaid expenses			2,204	621
Deferred tax assets, net			9,176	8,552
Goodwill and intangibles, net			8,124	8,357
Bank owned life insurance (BOLI)			38,924	38,178
Other real estate owned (OREO)			3,866	3,866
Operating lease right-of-use assets			10,476	11,125
Other assets			30,901	14,827
Total assets			$1,997,902	$1,821,481

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$548,662	$399,062
Interest-bearing checking, savings and money market			910,198	820,378
Time deposits			250,638	313,053
Total deposits			$1,709,498	$1,532,493

FHLB advances			$25,000	$25,000
Subordinated notes, net of issuance costs			19,551	44,085
Accrued interest payable			1,174	685
Operating lease liabilities			11,428	12,123
Accrued expenses and other liabilities			27,057	17,595
Total liabilities			$1,793,708	$1,631,981

Commitments and Contingent Liabilities

Stockholders' Equity	2021	2020
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,686,752	13,510,760	$137	$135
Additional paid-in capital			121,356	119,568
Retained earnings			83,387	67,971
Accumulated other comprehensive income (loss), net			(686)	1,826
Total stockholders' equity			$204,194	$189,500
Total liabilities and stockholders' equity			$1,997,902	$1,821,481

See Notes to Consolidated Financial Statements.

*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Income

For the three and nine months ended September 30, 2021 and 2020

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$16,217	$15,958	$47,899	$47,257
Interest and dividends on securities held-to-maturity	2	2	5	5
Interest and dividends on securities available-for-sale	996	706	2,586	2,333
Dividends on restricted stock	82	79	245	260
Interest on deposits at other financial institutions	89	16	205	119
Total interest and dividend income	$17,386	$16,761	$50,940	$49,974

Interest Expense
Interest on deposits	$1,848	$2,690	$5,703	$9,992
Interest on federal funds purchased	—	1	—	80
Interest on short-term debt	89	80	257	216
Interest on subordinated notes	970	395	2,272	1,185
Total interest expense	$2,907	$3,166	$8,232	$11,473

Net Interest Income	$14,479	$13,595	$42,708	$38,501
Provision for loan losses	—	1,700	—	4,516
Net interest income after provision for loan losses	$14,479	$11,895	$42,708	$33,985
Noninterest Income
Service charges on deposit accounts	$278	$275	$768	$738
Gain on sale of securities available-for-sale	—	44	—	141
Loss on loans held for sale	—	—	—	(451)
BOLI income	249	280	746	845
Income from minority membership interest	364	—	364	—
Other income	170	171	659	878
Total noninterest income	$1,061	$770	$2,537	$2,151

Noninterest Expenses
Salaries and employee benefits	$4,717	$4,344	$13,723	$12,354
Occupancy and equipment expense	810	811	2,437	2,525
Data processing and network administration	520	538	1,633	1,466
State franchise taxes	496	466	1,487	1,398
Audit, legal and consulting fees	356	303	1,213	734
Merger and acquisition expense	1,107	—	1,107	—
Loan related expenses	417	279	830	764
FDIC insurance	160	193	590	538
Marketing, business development and advertising	55	51	160	179
Director fees	180	138	471	416
Postage, courier and telephone	46	52	141	137
Internet banking	132	142	406	384
Core deposit intangible amortization	75	85	233	263
Impairment loss on long lived assets	—	—	—	676
Other operating expenses	355	344	1,104	1,119
Total noninterest expenses	$9,426	$7,746	$25,535	$22,953
Net income before income tax expense	$6,114	$4,919	$19,710	$13,183
Income tax expense	1,432	1,045	4,294	2,696
Net income	$4,682	$3,874	$15,416	$10,487
Earnings per share, basic	$0.34	$0.29	$1.13	$0.77
Earnings per share, diluted	$0.32	$0.28	$1.06	$0.74

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$4,682	$3,874	$15,416	$10,487
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of tax benefit of $450 and $696 for the three and nine months ended September 30, 2021, respectively, net of tax benefit of $60 and net of tax expense $558 for the three and nine months ended September 30, 2020, respectively.	(1,688)	(224)	(2,786)	2,100
Unrealized gain (loss) on interest rate swaps, net of tax expense of $17 and $73 for the three and nine months ended September 30, 2021 respectively, net of tax expense of $18 and net of tax benefit of $153 for the three and nine months ended September 30, 2020, respectively.	61	67	274	(575)
Reclassification adjustment for gains realized in income, net of tax expense of $9 and $29 for the three and nine months ended September 30, 2020, respectively.	—	(35)	—	(112)
Total other comprehensive (loss) income	$(1,627)	$(192)	$(2,512)	$1,413
Total comprehensive income	$3,055	$3,682	$12,904	$11,900

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	2021	2020
Cash Flows From Operating Activities
Net income	$15,416	$10,487
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	427	460
Provision for loan losses	—	4,516
Net amortization of premium of securities	347	327
Net amortization of deferred loan costs and purchase premiums	4,490	1,721
Net accretion of acquisition accounting adjustments	(331)	(742)
Gain on sale of available-for-sale securities	—	(141)
Loss on loans held for sale	—	451
Impairment loss on lived assets	—	676
Payments received on loans held for sale, net	—	1,107
Amortization of subordinated debt issuance costs	466	60
Core deposits intangible amortization	233	263
Stock-based compensation expense	749	532
BOLI income	(746)	(845)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(16,280)	(12,520)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(4,899)	6,533
Net cash (used in) provided by operating activities	$(128)	$12,885

Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(2,259)	$(55,548)
Purchases of securities available-for-sale	(181,219)	(4,996)
Proceeds from sales of securities available-for-sale	—	13,239
Proceeds from maturities and calls of securities available-for-sale	5,000	1,000
Proceeds from redemptions of securities available-for-sale	28,599	23,494
Net redemption (purchase) of restricted stock	191	(546)
Net increase in loans	(7,747)	(218,622)
Purchases of premises and equipment, net	(428)	(291)
Net cash used in investing activities	$(157,863)	$(242,270)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$239,420	$284,534
Net decrease in time deposits	(62,423)	(55,924)
(Decrease) increase in federal funds purchased	—	5,000
Net increase in FHLB advances	—	10,000
Payments due to call of subordinated notes	(10,500)	—
Repurchase of shares of common stock	—	(7,280)
Common stock issuance	1,041	260
Net cash provided by financing activities	$167,538	$236,590
Net increase in cash and cash equivalents	$9,547	$7,205
Cash and cash equivalents, beginning of year	20,835	14,916
Cash and cash equivalents, end of year	$30,382	$22,121

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	10,487	—	10,487
Other comprehensive income	—	—	—	—	1,413	1,413
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised, net	44	1	259	—	—	260
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	532	—	—	532
Balance at September 30, 2020	13,478	$135	$119,295	$62,957	$2,103	$184,490
Balance at June 30, 2020	13,459	$135	$119,139	$59,083	$2,295	$180,652
Net income	—	—	—	3,874	—	3,874
Other comprehensive loss	—	—	—	—	(192)	(192)
Common stock issuance for options exercised, net	—	—	—	—	—	—
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Balance at September 30, 2020	13,478	$135	$119,295	$62,957	$2,103	$184,490
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	15,416	—	15,416
Other comprehensive loss	—	—	—	—	(2,512)	(2,512)
Common stock issuance for options exercised, net	156	2	1,039	—	—	1,041
Vesting of restricted stock grants	20	—	—	—	—	—
Stock-based compensation expense	—	—	749	—	—	749
Balance at September 30, 2021	13,687	$137	$121,356	$83,387	$(686)	$204,194
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687
Net income	—	—	—	4,682	—	4,682
Other comprehensive loss	—	—	—	—	(1,627)	(1,627)
Common stock issuance for options exercised, net	20	1	162	—	—	163
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	289	—	—	289
Balance at September 30, 2021	13,687	$137	$121,356	$83,387	$(686)	$204,194

See Notes to Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

On July 14, 2021, the Company announced the signing of a definitive merger agreement with Blue Ridge Bankshares, Inc. (“Blue Ridge”), pursuant to which the companies will combine in an all-stock merger of equals, subject to customary closing conditions including shareholder and regulatory approvals (the “Blue Ridge Merger”). On November 4, 2021, the Company and Blue Ridge announced that Blue Ridge has learned that the Office of the Comptroller of the Currency (the "OCC") identified certain regulatory concerns with Blue Ridge Bank that could impact the application process and timing of the Merger.

On August 31, 2021, the Company announced that the Bank had made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank has obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over the next three years.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause it to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. The Company’s stock price exceeded its book value at September 30, 2021.

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

During the fourth quarter of 2020, the Company engaged a third party specialist to perform an independent goodwill and other intangible assets valuation. Based on the qualitative analysis completed, the Company’s goodwill and other intangible assets were not impaired as of December 31, 2020. However, it is possible a triggering event could occur in the future to cause the Company reevaluate the valuation of its intangible assets. There have been no triggering events for the nine months ended September 30, 2021.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company executed a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, the Company modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of September 30, 2021, remaining payment deferred loans totaled $10.6 million, or 0.72% of the total loan portfolio, comprising two loans. In accordance with interagency guidance and the CARES Act issued in March 2020, these short term deferrals were not considered troubled debt restructurings (TDRs).

Notes to Unaudited Consolidated Financial Statements

(Continued)

With the passage of the Paycheck Protection Program (PPP), administered by the U.S. Small Business Administration (SBA), the Company actively participated in assisting its customers with applications for resources through the program. The majority of the PPP loans it originated have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. At September 30, 2021, PPP loans, net of deferred fees and costs, totaled $58.2 million. The Company continued to originate PPP loans until May 2021 as part of the 2021 program for first and second draw loans. It is the Company’s understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through a charge to earnings.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, determined its allowance methodology and is prepared to beginning running the model parallel to the Company’s incurred loss model as of December 31, 2021

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (ASC) 326, “Financial Instruments - Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

In August 2021, the FASB issued ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 2.Securities

Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$7	$—	$271
Total Held-to-maturity Securities	$264	$7	$—	$271
Available-for-sale
Securities of U.S. government and federal agencies	$13,719	$3	$(146)	$13,576
Securities of state and local municipalities tax exempt	1,395	65	—	1,460
Securities of state and local municipalities taxable	638	1	—	639
Corporate bonds	11,968	223	(41)	12,150
SBA pass-through securities	108	2	—	110
Mortgage-backed securities	225,800	1,829	(2,547)	225,082
Collateralized mortgage obligations	16,732	279	(85)	16,926
Total Available-for-sale Securities	$270,360	$2,402	$(2,819)	$269,943

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of state and local municipalities tax exempt	$3,398	$95	$—	$3,493
Securities of state and local municipalities taxable	804	14	—	818
Corporate bonds	12,974	80	(237)	12,817
SBA pass-through securities	138	3	—	141
Mortgage-backed securities	81,296	2,479	(61)	83,714
Collateralized mortgage obligations	24,476	718	(26)	25,168
Total Available-for-sale Securities	$123,086	$3,389	$(324)	$126,151

The Company had $6.5 million and $9.2 million in securities pledged with the Federal Reserve Bank of Richmond (FRB) to collateralize certain municipal deposits at September 30, 2021 and December 31, 2020, respectively. The Company had $22.1 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at September 30, 2021. There were no securities pledged to the Virginia Department of Treasury at December 31, 2020.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2021	Value	Losses	Value	Losses	Value	Losses
Securities of U.S. government and federal agencies	$11,414	$(146)	$—	$—	$11,414	$(146)
Corporate bonds	3,959	(41)	—	—	3,959	(41)
Mortgage-backed securities	172,975	(2,478)	1,786	(69)	174,761	(2,547)
Collateralized mortgage obligations	1,879	(49)	1,905	(36)	3,784	(85)
Total	$190,227	$(2,714)	$3,691	$(105)	$193,918	$(2,819)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$4,240	$(10)	$2,000	$(227)	$6,240	$(237)
Mortgage-backed securities	17,504	(61)	—	—	17,504	(61)
Collateralized mortgage obligations	2,098	(26)	—	—	2,098	(26)
Total	$23,842	$(97)	$2,000	$(227)	$25,842	$(324)

Securities of U.S. government and federal agencies: The unrealized losses on two available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

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

Mortgage-backed securities: The unrealized losses on the Company’s investment in 31 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Collateralized mortgage obligations (CMOs): The unrealized loss associated with four CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The amortized cost and fair value of securities as of September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2021
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
After 1 year through 5 years	$—	$—	$2,016	$2,045
After 5 years through 10 years	264	271	43,638	44,437
After 10 years	—	—	224,706	223,461
Total	$264	$271	$270,360	$269,943

For the nine months ended September 30, 2021 and 2020, proceeds from principal repayments of securities were $28.6 million and $23.5 million, respectively. During the nine months ended September 30, 2021 and 2020, proceeds from calls and maturities of securities were $ 5.0 million and $1.0 million, respectively. There were no gross realized gains or losses during the nine months ended September 30, 2021. There were gross realized gains of approximately $141,000 during the nine months ended September 30, 2020 resulting from the sale of available-for-sale securities with a book value of approximately $13.1 million. There were no realized losses on the sale of securities for the nine months ended September 30, 2020.

Note 3.Loans and Allowance for Loan Losses

A summary of loan balances by type follows:

	September 30, 2021			December 31, 2020
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$849,828	$20,639	$870,467	$761,876	$28,149	$790,025
Commercial and industrial	218,289	3,792	222,081	271,039	4,295	275,334
Commercial construction	205,404	1,189	206,593	220,845	1,474	222,319
Consumer real estate	140,689	25,408	166,097	133,940	33,932	167,872
Consumer nonresidential	8,220	25	8,245	15,802	33	15,835
	$1,422,430	$51,053	$1,473,483	$1,403,502	$67,883	$1,471,385
Less:
Allowance for loan losses	14,363	—	14,363	14,333	625	14,958
Unearned income and (unamortized premiums), net	4,397	—	4,397	5,302	—	5,302
Loans, net	$1,403,670	$51,053	$1,454,723	$1,383,867	$67,258	$1,451,125

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).

Notes to Unaudited Consolidated Financial Statements

(Continued)

The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 are as follows:

(In thousands)	September 30, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$222
Carrying amount	—
Other acquired loans
Outstanding principal balance	51,663
Carrying amount	51,053
Total acquired loans
Outstanding principal balance	51,885
Carrying amount	51,053

(In thousands)	December 31, 2020
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$4,010
Carrying amount	3,064
Other acquired loans
Outstanding principal balance	65,656
Carrying amount	64,819
Total acquired loans
Outstanding principal balance	69,666
Carrying amount	67,883

The following table presents changes during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2021	$216
Accretion	(164)
Reclassification of nonaccretable difference due to changes in expected cash flows	33
Other changes, net	(79)
Balance at September 30, 2021	$6

(In thousands)
Balance at January 1, 2020	$371
Accretion	(878)
Reclassification of nonaccretable difference due to changes in expected cash flows	691
Other changes, net	32
Balance at December 31, 2020	$216

Notes to Unaudited Consolidated Financial Statements

(Continued)

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020, and for the year ended December 31, 2020, follows:

Allowance for Loan Losses

For the three months ended September 30, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$8,969	$2,032	$2,360	$673	$325	$14,359
Charge-offs	(24)	—	—	—	(24)	(48)
Recoveries	—	—	—	31	21	52
Provision	569	(410)	(135)	27	(51)	—
Ending Balance	$9,514	$1,622	$2,225	$731	$271	$14,363

Allowance for Loan Losses

For the nine months ended September 30, 2021

(In thousands)

	Commercial	Commercial and	Commercial	Consumer Real	Consumer
	Real Estate	Industrial	Construction	Estate	Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(476)	(117)	—	—	(201)	(794)
Recoveries	24	—	—	35	140	199
Provision	675	(807)	265	6	(139)	—
Ending Balance	$9,514	$1,622	$2,225	$731	$271	$14,363

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following tables present the recorded investment in loans and impairment method as of September 30, 2021 and 2020, and at December 31, 2020, by portfolio segment:

Allowance for Loan Losses

At September 30, 2021

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$701	$270	$—	$22	$—	$993
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,813	1,352	2,225	709	271	13,370
	$9,514	$1,622	$2,225	$731	$271	$14,363

Loans Receivable

At September 30, 2021

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,928	$5,230	$1,596	$414	$—	$19,168
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	858,539	216,851	204,997	165,683	8,245	1,454,315
	$870,467	$222,081	$206,593	$166,097	$8,245	$1,473,483

Allowance for Loan Losses

At September 30, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	$80	$310	$—	$66	$—	$456
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	9,637	1,095	2,054	762	552	14,100
	$9,717	$1,405	$2,054	$828	$552	$14,556

Notes to Unaudited Consolidated Financial Statements

(Continued)

Loans Receivable

At September 30, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$15,102	$4,078	820	$297	$—	$20,297
Purchased credit impaired	3,537	309	—	56	—	3,902
Collectively evaluated for impairment	789,215	281,599	214,693	176,679	17,357	1,479,543
	$807,854	$285,986	$215,513	$177,032	$17,357	$1,503,742

Allowance for Loan Losses

At December 31, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Allowance for credit losses:
Ending Balance:
Individually evaluated for impairment	625	$1,450	$—	$25	$—	$2,100
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,666	1,096	1,960	665	471	12,858
	$9,291	$2,546	$1,960	$690	$471	$14,958

Loans Receivable

At December 31, 2020

(In thousands)

	Commercial	Commercial	Commercial	Consumer	Consumer
	Real Estate	and Industrial	Construction	Real Estate	Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,379	$7,086	$—	$254	$—	$20,719
Purchased credit impaired	3,007	—	—	57	—	3,064
Collectively evaluated for impairment	773,639	268,248	222,319	167,561	15,835	1,447,602
	$790,025	$275,334	$222,319	$167,872	$15,835	$1,471,385

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired loans by class excluding purchased credit impaired, at September 30, 2021 and December 31, 2020, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
September 30, 2021
With an allowance recorded:
Commercial real estate	$2,274	$2,274	$701	$2,302	$78
Commercial and industrial	1,701	1,711	270	1,716	71
Commercial construction	—	—	—	—	—
Consumer real estate	94	94	22	96	4
Consumer nonresidential	—	—	—	—	—
	$4,069	$4,079	$993	$4,114	$153
September 30, 2021
With no related allowance:
Commercial real estate	$9,654	$9,654	$—	$9,654	$357
Commercial and industrial	3,529	3,529	—	3,731	181
Commercial construction	1,596	1,596	—	1,596	130
Consumer real estate	320	323	—	323	21
Consumer nonresidential	—	—	—	—	—
	$15,099	$15,102	$—	$15,304	$689

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
September 30, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—
September 30, 2021
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

(Continued)

Impaired Loans – Originated Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,287	5,287	1,450	5,682	358
Commercial construction	—	—	—	—	—
Consumer real estate	97	97	25	99	6
Consumer nonresidential	—	—	—	—	—
	$5,384	$5,384	$1,475	$5,781	$364
December 31, 2020
With no related allowance:
Commercial real estate	$9,926	$9,930	$—	$9,938	$133
Commercial and industrial	1,799	1,799	—	2,433	148
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$11,725	$11,729	$—	$12,371	$281

Impaired Loans – Acquired Loan Portfolio

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With an allowance recorded:
Commercial real estate	$3,303	$4,316	$625	$4,811	$267
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$3,303	$4,316	$625	$4,811	$267
December 31, 2020
With no related allowance:
Commercial real estate	$150	$164	$—	$164	$13
Commercial and industrial	157	215	—	215	12
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$307	$379	$—	$379	$25

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

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of September 30, 2021 and December 31, 2020:

As of September 30, 2021 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$837,900	$212,872	$203,808	$138,246	$8,220	$1,401,046
Special mention	—	—	—	2,029	—	2,029
Substandard	11,928	5,417	1,596	414	—	19,355
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$849,828	$218,289	$205,404	$140,689	$8,220	$1,422,430

Notes to Unaudited Consolidated Financial Statements

(Continued)

As of September 30, 2021 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$20,639	$3,792	$1,189	$25,408	$25	$51,053
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$20,639	$3,792	$1,189	$25,408	$25	$51,053

As of December 31, 2020 – Originated Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$741,570	$262,355	$220,845	$133,750	$15,802	$1,374,322
Special mention	10,380	1,598	—	93	—	12,071
Substandard	9,926	7,086	—	97	—	17,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$761,876	$271,039	$220,845	$133,940	$15,802	$1,403,502

As of December 31, 2020 – Acquired Loan Portfolio

	Commercial Real	Commercial and	Commercial	Consumer Real	Consumer
(In thousands)	Estate	Industrial	Construction	Estate	Nonresidential	Total
Grade:
Pass	$24,696	$4,295	$1,474	$33,844	$33	$64,342
Special mention	—	—	—	—	—	—
Substandard	3,453	—	—	88	—	3,541
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$28,149	$4,295	$1,474	$33,932	$33	$67,883

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2021, the Company had $2.0 million in loans identified as special mention, a decrease from $12.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2020 was primarily related to two loans being paid off totaling $7.6 million and two loans being upgraded during 2021. Loans rated as special mention do not have a specific reserve and are considered well-secured.

Notes to Unaudited Consolidated Financial Statements

(Continued)

At September 30, 2021, the Company had $19.4 million in loans identified as substandard , a decrease of $1.3 million from December 31, 2020. The decrease in substandard loans was primarily related to two loans totaling $1.3 million which were sold at a discount. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2021, specific reserves on originated and acquired loans totaling $993 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

Past due and nonaccrual loans presented by loan class were as follows at September 30, 2021 and December 31, 2020:

As of September 30, 2021 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$849,828	$849,828	$—	$—
Commercial and industrial	—	—	—	—	218,289	218,289	—	1,702
Commercial construction	—	—	—	—	205,404	205,404	—	1,596
Consumer real estate	592	—	—	592	140,097	140,689	—	320
Consumer nonresidential	—	37	20	57	8,163	8,220	20	—
Total	$592	$37	$20	$649	$1,421,781	$1,422,430	$20	$3,618

As of September 30, 2021 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$20,639	$20,639	$—	$—
Commercial and industrial	—	—	—	—	3,792	3,792	—	—
Commercial construction	—	—	—	—	1,189	1,189	—	—
Consumer real estate	—	—	—	—	25,408	25,408	—	—
Consumer nonresidential	2	—	—	2	23	25	—	—
Total	$2	$—	$—	$2	$51,051	$51,053	$—	$—

As of December 31, 2020 – Originated Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$—	$88	$—	$88	$761,788	$761,876	$—	$—
Commercial and industrial	—	—	—	$—	$271,039	271,039	—	2,883
Commercial construction	—	13	—	13	220,832	220,845	—	—
Consumer real estate	347	76	—	423	133,517	133,940	—	—
Consumer nonresidential	—	—	44	44	15,758	15,802	44	—
Total	$347	$177	$44	$568	$1,402,934	$1,403,502	$44	$2,883

As of December 31, 2020 – Acquired Loan Portfolio

	30-59 days past	60-89 days past	90 days or more				90 days past due
(In thousands)	due	due	past due	Total past due	Current	Total loans	and still accruing	Nonaccruals
Commercial real estate	$694	$—	$—	$694	$27,455	$28,149	$—	$2,309
Commercial and industrial	—	—	—	—	4,295	4,295	—	—
Commercial construction	111	—	—	111	1,363	1,474	—	—
Consumer real estate	353	108	228	689	33,243	33,932	228	157
Consumer nonresidential	—	—	—	—	33	33	—	—
Total	$1,158	$108	$228	$1,494	$66,389	$67,883	$228	$2,466

As of September 30, 2021, there were $70 thousand of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020 and September 30, 2020, respectively.

Notes to Unaudited Consolidated Financial Statements

(Continued)

There were overdrafts of $60 thousand and $72 thousand at September 30, 2021 and December 31, 2020, respectively, which have been reclassified from deposits to loans. At September 30, 2021 and December 31, 2020, loans with a carrying value of $237.2 million and $132.6 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).

There were no defaults of TDRs during the twelve months since restructuring for the nine months ended September 30, 2021 and 2020.

There were no loans designated as TDRs during the nine months ended September 30, 2021. The following table presents loans designated as TDRs during the nine months ended September 30, 2020:

For the nine months ended September 30, 2020

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment

	(Dollars in thousands)
Consumer real estate	1	$99	$99
Total	1	$99	$99

As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $94 thousand and $97 thousand, respectively.

The concessions made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.Derivative Financial Instruments

The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2021 and December 31, 2020. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of September 30, 2021, the Company had entered into 21 interest rate swap agreements which are collateralized with $9.2 million in cash. There were 21 interest rate swap agreements outstanding as of December 31, 2020 which were collateralized with $14.0 million in cash.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$96,884	$8,326
Pay Fixed/Receive Variable Swaps	96,884	(8,326)

	December 31, 2020
	Notional Amount	Fair Value

	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,658	$13,633
Pay Fixed/Receive Variable Swaps	97,658	(13,633)

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

At September 30, 2021 and December 31, 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advances which are included in other borrowed funds on the consolidated balance sheet) and its wholesale deposits (which are included in total deposits on the consolidated balance sheet) was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	0.13%	0.24%
Weighted average maturity in years	1.35 years	2.10 years
Unrealized loss relating to interest rate swaps	$(407)	$(754)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At September 30, 2021 and December 31, 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2021 and December 31, 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At September 30, 2021 and December 31, 2020, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	September 30, 2021	December 31, 2020
Commitments to grant loans	$58,982	$13,598
Unused commitments to fund loans and lines of credit	196,195	166,259
Commercial and standby letters of credit	9,419	5,529

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

The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $46.2 million and $25.3 million at September 30, 2021 and December 31, 2020, respectively.

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

The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten year contractual terms. At September 30, 2021, 51,045 shares were available to grant under the Plan.

Notes to Unaudited Consolidated Financial Statements

(Continued)

No options were granted during the three and nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, there were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 0 and 2,737 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and nine months ended September 30, 2020, respectively.

A summary of option activity under the Plan as of September 30, 2021 and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
Outstanding at January 1, 2021	1,727,945	$8.14	3.17
Granted	—	—
Exercised	(156,295)	6.66
Forfeited or expired	(760)	10.76
Outstanding and Exercisable at September 30, 2021	1,570,890	$8.29	2.67	$18,401,060

(1)  The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on changes in the market value of the Company’s common stock.

As of September 30, 2021, all outstanding stock options granted under the Plan are fully vested and amortized. There was no income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2021. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $6 thousand for the three months ended September 30, 2020. Tax benefits recognized for nonqualified stock options during the nine months ended September 30, 2021 and 2020 totaled $125 thousand and $82 thousand, respectively.

Restricted stock units relating to 116,488 shares were granted during the nine months ended September 30, 2021. There were no restricted stock units granted during the nine months ended September 30, 2020.

A summary of the Company’s restricted stock unit grant activity as of September 30, 2021 is shown below.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	72,743	$18.82
Granted	116,488	17.49
Vested	(19,697)	19.08
Forfeited	(2,885)	17.82
Balance at September 30, 2021	166,649	$17.88

Notes to Unaudited Consolidated Financial Statements

(Continued)

The compensation cost that has been charged to income for the Plan was $289 thousand and $156 thousand for the three months ended September 30, 2021 and 2020, respectively. Total compensation cost for the nine months ended September 30, 2021 and 2020 was $749 thousand and $532 thousand, respectively. As of September 30, 2021, there was $2.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 35 months.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		September 30, 2021 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,576	$—	$13,576	$—
Securities of state and local municipalities tax exempt	1,460	—	1,460	—
Securities of state and local municipalities taxable	639	—	639	—
Corporate bonds	12,150	—	12,150	—
SBA pass-through securities	110	—	110	—
Mortgage-backed securities	225,082	—	225,082	—
Collateralized mortgage obligations	16,926	—	16,926	—
Total Available-for-Sale Securities	$269,943	$—	$269,943	$—

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$3,076	$—	$—	$3,076
Other real estate owned	$3,866	$—	$—	$3,866

Fair Value Measurements
Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$6,587	$—	$—	$6,587
Other real estate owned	$3,866	$—	$—	$3,866

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2021 and December 31, 2020:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2021
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)
Impaired loans	$3,076	Discounted appraised value	Marketability/Selling costs	8% - 10% (8.73)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range (Avg.)

Impaired loans	$6,587	Discounted appraised value	Marketability/Selling costs	0% - 8% (6.23)%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020. Fair values for September 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of September 30, 2021, using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,382	$30,382	$—	$—
Interest-bearing deposits at other institutions	122,487	122,487	—	—
Securities held-to-maturity	264	—	271	—
Securities available-for-sale	269,943	—	269,943	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,454,723	—	—	1,453,516
Derivative assets - interest rate swaps	8,326	—	8,326	—
Bank owned life insurance	38,924	—	38,924	—
Accrued interest receivable	8,405	—	8,405	—

Financial liabilities:
Checking, savings and money market accounts	$1,458,860	$—	$1,458,860	$—
Time deposits	250,638	—	252,362	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,551	—	18,233	—
Accrued interest payable	1,174	—	1,174	—
Derivative liabilties - interest rate swaps	8,326	—	8,326	—
Derivative liabilties - cash flow hedge	407	—	407	—

Notes to Unaudited Consolidated Financial Statements

(Continued)

		Fair Value Measurements as of December 31, 2020, using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In thousands)	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,835	$20,835	$—	$—
Interest-bearing deposits at other institutions	120,228	120,228	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	126,151	—	126,151	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,451,125	—	—	1,463,270
Derivative assets - interest rate swaps	13,633	—	13,633	—
Bank owned life insurance	38,178	—	38,178	—
Accrued interest receivable	9,135	—	9,135	—

Financial liabilities:
Checking, savings and money market accounts	$1,219,440	$—	$1,219,440	$—
Time deposits	313,053	—	316,341	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,085	—	42,438	—
Accrued interest payable	685	—	685	—
Derivative liabilties - interest rate swaps	13,633	—	13,633	—
Derivative liabilties - cash flow hedge	754	—	754	—

Note 8.Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of September 30, 2021. The weighted average shares – diluted as of September 30, 2020 includes only the potential dilution of stock options.

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for the period ended September 30, 2021. There were 329,295 shares excluded from the calculation for the period ended September 30, 2020, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020

Net income	$4,682	$3,874	$15,416	$10,487

Weighted average number of shares	13,683	13,477	13,636	13,561

Effect of dilutive securities,restricted stock units and options	929	414	919	576

Weighted average diluted shares	14,612	13,891	14,555	14,137

Basic EPS	$0.34	$0.29	$1.13	$0.77
Diluted EPS	$0.32	$0.28	$1.06	$0.74

Note 9.Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2021 and 2020 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended September 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$1,323	$(382)	$941
Net unrealized gains (losses) during the period	(1,688)	61	(1,627)
Other comprehensive income (loss), net of tax	(1,688)	61	(1,627)
Balance, end of period	$(365)	$(321)	$(686)

(In thousands)
Nine Months Ended September 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized gains (losses) during the period	(2,786)	274	(2,512)
Other comprehensive income (loss), net of tax	(2,786)	274	(2,512)
Balance, end of period	$(365)	$(321)	$(686)

(In thousands)
Three Months Ended September 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$3,000	$(705)	$2,295
Net unrealized gains (losses) during the period	(224)	67	(157)
Net reclassification adjustment for gains realized in income	(35)	—	(35)
Other comprehensive income (loss), net of tax	(259)	67	(192)
Balance, end of period	$2,741	$(638)	$2,103

Notes to Unaudited Consolidated Financial Statements

(Continued)

(In thousands)
Nine Months Ended September 30, 2020	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	2,100	(575)	1,525
Net reclassification adjustment for gains realized in income	(112)	—	(112)
Other comprehensive income (loss), net of tax	1,988	(575)	1,413
Balance, end of period	$2,741	$(638)	$2,103

The following table presents information related to reclassifications from AOCI:

	Amount Reclassified from AOCI		Amount Reclassified from AOCI		Affected Line Item
	into Income		into Income		in the Consolidated
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statements of
Details about AOCI	2021	2020	2021	2020	Income
Gains on sale of available-for-sale securities	$—	$44	$—	$141	Gain on sale of securities available-for-sale
Income tax expense	—	(9)	—	(29)	Income tax expense
Total	$—	$35	$—	$112	Net of tax

Note 10.Subordinated Notes

On June 20, 2016, the Company issued $25 million of fixed-to-floating rate subordinated notes due June 30, 2026, in a private placement to accredited investors. Interest was payable at 6.00% per annum, from and including June 20, 2016 to, but excluding, June 30, 2021, semi-annually in arrears. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate was to reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.

The Company had the option, on any scheduled interest payment date, to redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days’ notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. In August 2021, the Company provided a redemption notice to each holder of the subordinated notes that the notes would be redeemed on September 30, 2021 or such later date as the holder returned its note to the Company. $10.5 million of principal was redeemed and paid on September 30, 2021. The remaining principal balance of $14.5 million as of September 30, 2021 is included in other liabilities awaiting redemption from the note holders. The notes stopped accruing interest effective as of September 30, 2021 redemption date.

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

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

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$278	$275	$768	$738
Fees, Exchange, and Other Service Charges	101	87	275	245
Other income	1	10	183	42
Noninterest Income (in-scope of Topic 606)	380	372	1,226	1,025
Noninterest Income (out-scope of Topic 606)	681	398	1,311	1,126
Total Noninterest Income	$1,061	$770	$2,537	$2,151

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and 2020, the Company did not have any significant contract balances.

Contract Acquisition Costs

Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the nine months ended September 30, 2021 or 2020.

Notes to Unaudited Consolidated Financial Statements

(Continued)

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$7,733	$11,130
Income taxes	3,846	2,055
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	(3,483)	2,517
Unrealized gain (loss) on interest rate swaps	347	(728)
Transfer of loans held for sale to loans, net	—	9,641
Transfer of called subordinated notes to other liabilities	14,500	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	59
Derecognition of right-of-use assets and lease liability	—	458

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2021 and December 31, 2020 and the results of our operations for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results of operations for the balance of 2021, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

Overview

We are a bank holding company headquartered in Fairfax County, Virginia. Our sole subsidiary, FVCbank (the “Bank”), was formed in November 2007 as a community-oriented, locally-owned and managed commercial bank under the laws of the Commonwealth of Virginia. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship officers focus on attracting small and medium sized businesses, commercial real estate developers and builders, including government contractors, non-profit organizations, and professionals. Our approach to our market features competitive customized financial services offered to customers and prospects in a personal relationship context by seasoned professionals.

On August 31, 2021, we announced that the Bank made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank has obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over the next three years. The Bank began providing a warehouse lending facility to ACM during the second quarter of 2021, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify its held for investment loan portfolio. At September 30, 2021, the warehouse facility totaled $41.8 million, portfolio loans totaled $9.8 million, and noninterest income attributable to the Bank’s investment in ACM totaled $364 thousand.

On July 14, 2021, we announced the signing of a definitive merger agreement with Blue Ridge, pursuant to which the companies will combine in an all-stock merger of equals, subject to customary closing conditions including shareholder and regulatory approvals. On November 4, 2021, we and Blue Ridge announced that Blue Ridge has learned that the Office of the Comptroller of the Currency (the “OCC”) identified certain regulatory concerns with Blue Ridge Bank that could impact the application process and timing of the Merger.

On October 12, 2018, we completed our acquisition of Colombo Bank (“Colombo”), which was headquartered in Rockville, Maryland, and added five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.

Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, merchant services fee income, loan swap fees, insurance commission income, income from bank owned life insurance (“BOLI”), income from membership interest in ACM, and gains and losses on sales of investment securities available-for-sale.

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

Purchased Credit-Impaired Loans

Purchased credit-impaired (“PCI”) loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans’ expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At September 30, 2021, we had specific reserves for impairment of one acquired loan within our allowance for loan losses totaling $22 thousand that had further deteriorated post acquisition.

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

To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by executive management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

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

We actively participated in originating PPP loans, and began processing applications at the inception of the program and through the program’s initial expiration. As of December 31, 2020, we had originated 755 applications for approximately $170.3 million, net of deferred fees and costs. We continued to originate PPP loans until the program ended May 2021, as part of the 2021 program for first and second draw loans, and as of May 31, 2021, we had originated an additional 413 applications for approximately $65.1 million.

Loan Portfolio Exposures

As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. On September 30, 2021, payment deferred loans totaled $10.6 million, or 0.72% of the total loan portfolio, comprising one hotel participation loan and one mixed-use commercial real estate loan.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals. The following table shows the number of loans and outstanding loan balances by pandemic-impacted asset class as of September 30, 2021.

COVID Impacted Loans By Asset Class

At September 30, 2021

(Dollars in thousands)

Asset Class	Number of Loans	Amount
Commercial real estate - retail	108	$221,926
Commercial real estate - mixed use	54	96,354
Specialty use-hotel/lodging/motel	11	60,391
Commercial real estate - office	109	106,804
Multi-family first lien	86	113,302
Commercial real estate - industrial	70	123,130
Commercial real estate - special use/church	21	40,948
Special purpose	18	30,402
Total loan categories COVID impacted	477	$793,257

Other loan categories not impacted by COVID	2,132	680,226
Total loans	2,609	$1,473,483

We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

Liquidity and Backup Sources

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $422.8 million at September 30, 2021, or 21.2% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank of Richmond (“FRB”). Additional borrowing capacity at the FHLB at September 30, 2021 was approximately $325.4 million. Borrowing capacity with the FRB was approximately $85.6 million at September 30, 2021. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic.

Share Repurchases

While our capital position remained well above the levels to be considered well capitalized for regulatory purposes, due to the heightened volatility of the stock market and uncertainty regarding the impact of COVID-19, we temporarily suspended stock repurchases on March 20, 2020. On January 21, 2021, we approved a new share repurchase program pursuant to which we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program will expire on December 31, 2021, subject to earlier termination of the program by the Board of Directors. We have not repurchased any shares of our common stock during the nine months ended September 30, 2021.

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

Lending Operations and Accommodations to Borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we executed a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, we are deferring either the full loan payment or the principal component of the loan payment generally for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. As of September 30, 2021, remaining payment deferred loans totaled $10.6 million, or 0.72% of the total loan portfolio, comprising two loans. In accordance with interagency guidance and the CARES Act issued in March 2020, these short-term deferrals are not considered TDRs.

With the passage of the PPP, administered by the SBA, we actively participated in assisting our customers with applications for resources through the program. The majority of the PPP loans we originated have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. At September 30, 2021, PPP loans, net of deferred fees and costs, totaled $58.2 million. We continued to originate PPP loans until May 2021 as part of the 2021 program for first and second draw loans. It is our understanding that loans funded through PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan losses through a charge to earnings.

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

Results of Operations— Three and Nine Months Ended September 30, 2021 and 2020

Overview

We recorded net income of $4.7 million, or $0.32 per diluted common share, for the three months ended September 30, 2021, compared to net income of $3.9 million, or $0.28 per diluted common share, for the three months ended September 30, 2020. Net income for the three months ended September 30, 2021 was impacted by one-time accelerated recognition of debt issuance costs of $380 thousand (associated with our redemption of our 2016 subordinated debt issuance during the third quarter of 2021) and merger and acquisition expenses of $1.1 million, neither of which occurred during the comparable 2020 period. Net interest income increased $884 thousand to $14.5 million for the three months ended September 30, 2021, compared to $13.6 million for the three months ended September 30, 2020. No provision for loan losses was recorded for the three months ended September 30, 2021, compared to $1.7 million for the same period of 2020. Noninterest income was $1.1 million compared to $770 thousand for the three months ended September 30, 2021 and 2020, respectively. Noninterest expense was $9.4 million for the three months ended September 30, 2021 compared to $7.7 million for the same three month period of 2020.

The annualized return on average assets for the three months ended September 30, 2021 and 2020 was 0.91% and 0.89%, respectively. The annualized return on average equity for the three months ended September 30, 2021 and 2020 was 9.18% and 8.44%, respectively.

Operating earnings, which exclude merger-related expenses and accelerated debt issuance costs, net of tax, for the three months ended September 30, 2021 and 2020 were $5.8 million and $3.9 million, respectively, an increase of $1.9 million, or 51%. Diluted earnings per share excluding merger-related expenses and accelerated debt issuance costs, net of tax, for the three months ended September 30, 2021 and 2020 were $0.40 and $0.28, respectively. Operating earnings annualized return on average assets for the three months ended September 30, 2021 and 2020 was 1.14% and 0.89%, respectively. Operating earnings annualized return on average equity for the three months ended September 30, 2021 and 2020 was 11.46% and 8.44%, respectively. We believe that operating earnings is a financial measure that is more reflective of our operating performance than net income. Operating earnings is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). A reconciliation of non-GAAP financial measures to their most comparable financial measures in accordance with GAAP can be found in the table below.

For the nine months ended September 30, 2021, we recorded net income of $15.4 million, or $1.06 per diluted common share, compared to net income of $10.5 million, or $0.74 per diluted common share, for the nine months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was impacted by the aforementioned one-time accelerated recognition of debt issuance costs of $380 thousand and merger and acquisition expenses of $1.1 million, neither of which occurred during the comparable 2020 period. Net income for the nine months ended September 30, 2020 was impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses, neither of which occurred during the year-to-date 2021 period. Net interest income increased $4.2 million to $42.7 million for the nine months ended September 30, 2021, compared to $38.5 million for the nine months ended September 30, 2020, a result of an increase in interest-earning assets through organic growth and a decrease in deposit interest expense year-over-year. No provision for loan losses was recorded for the nine months ended September 30, 2021, compared to $4.5 million for the same period of 2020. Noninterest income increased $386 thousand to $2.5 million for the nine months ended September 30, 2021 as compared to $2.2 million for 2020. Noninterest expense was $25.5 million for the nine months ended September 30, 2021 compared to $23.0 million for the same nine month period of 2020.

The annualized return on average assets for the nine months ended September 30, 2021 and 2020 was 1.05% and 0.84%, respectively. The annualized return on average equity for the nine months ended September 30, 2021 and 2020 was 10.35% and 7.72%, respectively.

For the nine months ended September 30, 2021 and 2020, operating earnings (which excludes merger-related expenses and accelerated debt issuance costs during 2021, and branch closure costs recorded during 2020) was $16.6 million and $11.0 million, respectively, an increase of $5.6 million, or 50%. Diluted earnings per share on an operating earnings basis for the nine months ended September 30, 2021 and 2020 were $1.14 and $0.78, respectively. Operating earnings annualized return on average assets for the nine months ended September 30, 2021 and 2020 was 1.13% and 0.88%, respectively. Operating earnings annualized return on average equity for the nine months ended September 30, 2021 and 2020 was 11.13% and 8.11%, respectively.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (as reported)	$4,682	$3,874	$15,416	$10,487
Add: impairment on branch closures	—	—	—	676
Add: merger and acquisition expense	1,107	—	1,107	—
Add: accelerated debt issuance costs	380	—	380	—
Add (Subtract): provision for income taxes associated with non-GAAP adjustments	(320)	—	(320)	(142)

Net income, excluding above charges, net of tax (non-GAAP)	$5,849	$3,874	$16,583	$11,021

Earnings per share - basic (excluding above charges, net of tax)	$0.43	$0.29	$1.22	$0.81

Earnings per share - diluted (excluding above charges, net of tax)	$0.40	$0.28	$1.14	$0.78

Return on average assets (non-GAAP net income)	1.14%	0.89%	1.13%	0.88%
Return on average equity (non-GAAP net income)	11.46%	8.44%	11.13%	8.11%

Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2021 and 2020.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Three Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$858,179	$8,902	4.15%	$784,990	$9,005	4.59%
Commercial and industrial	141,665	1,617	4.56%	107,716	1,356	5.04%
Paycheck protection program	79,225	1,205	6.08%	170,071	981	2.31%
Commercial construction	211,656	2,641	4.99%	225,711	2,421	4.29%
Consumer residential	163,901	1,642	4.01%	178,531	1,850	4.15%
Consumer nonresidential	11,529	210	7.29%	17,834	345	7.72%
Total loans (1)	1,466,155	16,217	4.42%	1,484,853	15,958	4.30%

Investment securities (2)	219,295	1,000	1.82%	113,395	713	2.52%
Restricted stock	6,224	82	5.27%	6,451	80	4.95%
Deposits at other financial institutions and federal funds sold	243,409	89	0.15%	37,326	16	0.17%

Total interest-earning assets and interest income	1,935,083	17,388	3.59%	1,642,025	16,767	4.08%

Noninterest-earning assets:
Cash and due from banks	24,325			18,769
Premises and equipment, net	1,544			1,816
Accrued interest and other assets	101,963			99,512
Allowance for loan losses	(14,384)			(13,117)
Total assets	$2,048,531			$1,749,005

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$616,422	845	0.55%	$379,218	$659	0.69%
Savings and money markets	308,092	344	0.44%	284,665	386	0.54%
Time deposits	233,539	618	1.07%	311,615	1,458	1.86%
Wholesale deposits	35,000	41	0.47%	83,044	187	0.90%
Total interest - bearing deposits	1,193,053	1,848	0.62%	1,058,542	2,690	1.01%

Other borrowed funds	68,889	1,059	6.15%	51,934	476	3.64%

Total interest-bearing liabilities and interest expense	1,261,942	2,907	0.92%	1,110,476	3,166	1.13%

Noninterest-bearing liabilities:
Demand deposits	555,941			423,357
Other liabilities	26,581			31,673
Common stockholders' equity	204,067			183,499
Total liabilities and stockholders' equity	$2,048,531			$1,749,005

Net interest income and net interest margin		$14,481	2.97%		$13,601	3.30%
(1)

Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.5 million and $793 thousand for the three months ended September 30, 2021 and 2020, respectively.

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

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2021.

Rate and Volume Analysis

For the Three Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021 Compared to 2020
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$840	$(943)	$(103)
Commercial and industrial	431	(170)	261
Paycheck protection program	(524)	748	224
Commercial construction	(151)	371	220
Consumer residential	(148)	(60)	(208)
Consumer nonresidential	(123)	(12)	(135)
Total loans (1)	325	(66)	259

Investment securities (2)	666	(379)	287
Restricted stock	(3)	5	2
Deposits at other financial institutions and federal funds sold	88	(15)	73

Total interest income	1,076	(455)	621

Interest expense:

Interest - bearing deposits:
Interest checking	392	(206)	186
Savings and money markets	30	(72)	(42)
Time deposits	(387)	(453)	(840)
Wholesale deposits	(109)	(37)	(146)
Total interest - bearing deposits	(74)	(768)	(842)

Other borrowed funds	156	427	583
Total interest expense	82	(341)	(259)

Net interest income	$994	$(114)	$880
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

Net interest income for the three months ended September 30, 2021 was $14.5 million, compared to $13.6 million for the three months ended September 30, 2020, an increase of $884 thousand, or 6.5%. The increase in net interest income was primarily a result of a decrease in average rates paid on interest-bearing deposits during 2021 compared to 2020, reducing interest expense $842 thousand. In addition, the average volume of interest-earning assets related to growth of the loan and investment securities portfolios contributed to an increase in interest income of $991 thousand. Offsetting these attributes contributing to the increase in net interest income was an increase in interest expense related to the recognition of accelerated debt issuance costs of $380 thousand during the third quarter of 2021. The yield on interest-earning assets decreased 49 basis points to 3.59% for the three months ended September 30, 2021, compared to 4.08% for the same period of 2020. The average yield of the loan portfolio for the three months ended September 30, 2021 and 2020 was 4.42% and 4.30%, respectively, with accelerated accretion of net deferred fees associated with PPP loan forgiveness, totaling $712 thousand, contributing to 2021 interest income. Cost of interest-bearing deposits decreased 39 basis points to 0.62% for the three months ended September 30, 2021, compared to 1.01% for the same period of 2020, reflecting our efforts to decrease deposit rates to offset the repricing of our variable rate loan portfolio.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2021 and 2020 was 2.97% and 3.30%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2021 as compared to 2020, a result of the decreased rate environment. In addition, the one-time accelerated debt issuance costs of $380 thousand recorded during the third quarter of 2021 contributed to this decrease by 8 basis points. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.

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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP Financial Measurements:
Interest income:
Loans	$16,217	$15,958	$47,899	$47,257
Deposits at other financial institutions and federal funds sold	89	16	205	119
Investment securities available‑for‑sale	996	706	2,586	2,333
Investment securities held‑to‑maturity	2	2	5	5
Restricted stock	82	79	245	260
Total interest income	17,386	16,761	50,940	49,974
Interest expense:
Interest‑bearing deposits	1,848	2,690	5,703	10,027
Other borrowed funds	1,059	476	2,529	1,446
Total interest expense	2,907	3,166	8,232	11,473
Net interest income	$14,479	$13,595	$42,708	$38,501
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	6	10	18
Total tax benefit on tax-exempt interest income	$2	$6	$10	$18
Tax equivalent net interest income	$14,481	$13,601	$42,718	$38,519

Average interest-earning assets increased $293.1 million, or 17.9%, to $1.94 billion for the three months ended September 30, 2021 compared to $1.64 billion for the three months ended September 30, 2020. The increase in our earning assets was primarily driven by an increase in the average volume of deposits at other financial institutions and federal funds sold of $206.1 million, which only contributed an additional $73 thousand in interest income due to the low interest rate environment. In addition, the average volume of investment securities increased $105.9 million for the three months ended September 30, 2021 compared to the same period of 2020, contributing an additional $287 thousand to interest income, net of the impact of the lower interest rate environment. The excess liquidity is a result of PPP loan forgiveness and the increase in deposits accumulated over the past year.

Total average interest-bearing deposits increased $134.5 million to $1.19 billion for the three months ended September 30, 2021 compared to $1.06 billion for the three months ended September 30, 2020. Average noninterest-bearing deposits increased $132.6 million to $555.9 million for the three months ended September 30, 2021 compared to $423.4 million for the same period in 2020. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $237.2 million compared to 2020. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $78.1 million as compared to 2020. Average wholesale deposits decreased $48.0 million to $35.0 million for the third quarter of 2021 compared to $83.0 million for the third quarter of 2020, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 251 basis points to 6.15% for the three months ended September 30, 2021, a result of the one-time accelerated recognition of debt issuance costs associated with the 2016 subordinated debt we redeemed during the during the third quarter of 2021.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2021 and 2020.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities

For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$812,623	$25,913	4.25%	$770,820	$26,387	4.56%
Commercial and industrial	124,460	4,382	4.69%	107,045	4,214	5.25%
Paycheck protection program	126,310	4,511	4.76%	97,570	1,782	2.44%
Commercial construction	214,798	7,449	4.62%	222,844	7,810	4.67%
Consumer real estate	164,678	4,950	4.01%	180,103	5,995	4.44%
Consumer nonresidential	12,836	694	7.21%	14,919	833	7.44%
Total loans (1)	1,455,705	47,899	4.39%	1,393,301	47,021	4.50%

Investment securities (2)	171,864	2,601	2.01%	124,380	2,356	2.52%
Restricted stock	6,284	245	5.21%	6,302	260	5.51%
Loans held for sale, at fair value	—	—	0.00%	4,583	236	6.86%
Deposits at other financial institutions and federal funds sold	218,557	205	0.13%	43,472	119	0.36%

Total interest-earning assets and interest income	1,852,410	50,950	3.67%	1,572,038	49,992	4.24%

Noninterest-earning assets:
Cash and due from banks	18,575			17,287
Premises and equipment, net	1,559			1,935
Accrued interest and other assets	97,020			94,534
Allowance for loan losses	(14,567)			(11,662)
Total assets	$1,954,997			$1,674,132

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$568,742	$2,304	0.54%	$331,600	$2,137	0.86%
Savings and money markets	294,730	1,019	0.46%	258,678	1,456	0.75%
Time deposits	239,332	2,257	1.26%	329,003	5,262	2.14%
Wholesale deposits	38,553	123	0.43%	111,948	1,172	1.40%
Total interest - bearing deposits	1,141,357	5,703	0.67%	1,031,229	10,027	1.30%

Other borrowed funds	69,037	2,529	4.90%	55,016	1,446	3.51%

Total interest-bearing liabilities and interest expense	1,210,394	8,232	0.91%	1,086,245	11,473	1.41%

Noninterest-bearing liabilities:
Demand deposits	518,478			376,518
Other liabilities	27,516			30,249
Common stockholders' equity	198,609			181,120
Total liabilities and stockholders' equity	$1,954,997			$1,674,132

Net interest income and net interest margin		$42,718	3.08%		$38,519	3.27%
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $4.9 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2021.

Rate and Volume Analysis

For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	2021 Compared to 2020
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,431	$(1,905)	$(474)
Commercial and industrial	686	(518)	168
Paycheck protection program	525	2,204	2,729
Commercial construction	(282)	(79)	(361)
Consumer real estate	(513)	(532)	(1,045)
Consumer nonresidential	(116)	(23)	(139)
Total loans (1)	1,731	(853)	878

Investment securities (2)	900	(655)	245
Restricted stock	(1)	(14)	(15)
Loans held for sale, at fair value	(236)	—	(236)
Deposits at other financial institutions and federal funds sold	478	(392)	86

Total interest income	2,872	(1,914)	958

Interest expense:

Interest - bearing deposits:
Interest checking	1,525	(1,358)	167
Savings and money markets	201	(638)	(437)
Time deposits	(1,421)	(1,584)	(3,005)
Wholesale deposits	(769)	(280)	(1,049)
Total interest - bearing deposits	(464)	(3,860)	(4,324)

Other borrowed funds	365	718	1,083
Total interest expense	(99)	(3,142)	(3,241)

Net interest income	$2,971	$1,228	$4,199
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)	The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2021 and 2020.

Net interest income for the nine months ended September 30, 2021 was $42.7 million, compared to $38.5 million for the nine months ended September 30, 2020, an increase of $4.2 million, or 10.9%. The increase in net interest income was primarily a result of the decrease in the average rates paid on interest-bearing deposits, which improved net interest income by $3.8 million for the nine months ended September 30, 2021 compared to the same period of 2020. The yield on interest-earning assets decreased 57 basis points to 3.67% for the nine months ended September 30, 2021, compared to 4.24% for the same period of 2020. Offsetting this decrease in yield was a 50 basis point decrease in the cost of interest-bearing liabilities, primarily reflecting our efforts to decrease rates on interest-bearing deposits as a result of the decreased rate environment that began over a year ago.

Average interest-earning assets increased by 17.8% to $1.85 billion for the nine months ended September 30, 2021 compared to $1.57 billion for the nine months ended September 30, 2020, which resulted in an increase in total interest income of $958 thousand, to $51.0 million for the nine months ended September 30, 2021, compared to $50.0 million for the nine months ended September 30, 2020. The increase in our earning assets was primarily driven by an increase in the average balance of loans receivable of $62.4 million, of which $28.7 million of this increase was related to PPP loan originations, which yielded 4.76% for the nine months ended September 30, 2021, primarily a result of the accelerated accretion earned during the nine months of 2021 totaling $2.4 million. Interest income for the nine months ended September 30, 2021 was impacted by a decrease in yields earned on the loan portfolio which decreased interest income $853 thousand, offset by an increase in interest as a result of loan volumes totaling $1.7 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.

Total average interest-bearing deposits increased $110.1 million to $1.14 billion for the nine months ended September 30, 2021 compared to $1.03 billion for the nine months ended September 30, 2020. Average noninterest-bearing deposits increased $165.6 million to $518.5 million for the nine months ended September 30, 2021 compared to $352.8 million for the same period in 2020. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $237.1 million compared to 2020. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $89.7 million as compared to 2020. Average wholesale deposits decreased $73.4 million to $38.6 million for the nine months ended September 30, 2021 compared to $111.9 million for the nine months ended September 30, 2020, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 138 basis points to 4.89% for the nine months ended September 30, 2021, from 3.51% for the same period in 2020, a result of the subordinated debt we issued during the fourth quarter of 2020 at 4.88% and the recognition of accelerated debt issuance costs of $380 thousand recorded during the third quarter of 2021.

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

We recorded no provision for loan losses for the three months ended September 30, 2021 compared to a provision for loan losses of $1.7 million for the same period of 2020, which primarily reflects changes in certain qualitative factors as a result of the local economic conditions and improvement in credit quality metrics of our loan portfolio during the third quarter of 2021. We recorded no provision for loan losses for the nine months ended September 30, 2021 compared to $4.5 million for the nine months ended September 30, 2020.  In addition, as previously mentioned, we continue to evaluate our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic. During 2020, industry subgroups such as retail, hotels, churches and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase the reserves for these loans as a result of their risk profiles. Specific reserves decreased $68 thousand for the three months ended September 30, 2021, as we obtained additional collateral for an impaired loan that reduced our loss exposure. For the nine months ended September 30, 2021, specific reserves decreased $1.1 million, primarily a result of several watchlist loans that the Bank had in its portolfio at December 31, 2020 being either paid off or sold during 2021.

See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at September 30, 2021 was $14.4 million compared to $15.0 million at December 31, 2020. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, at September 30, 2021 was 0.98% compared to 1.02% at December 31, 2020.

Noninterest Income

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended September 30, 2021 and 2020 was $1.1 million and $770 thousand, respectively. The increase in noninterest income is primarily attributable to the Bank’s income associated with its investment in ACM, recording $364 thousand during the third quarter of 2021. Fee income from fees on loans, service charges on deposits, and other fee income was $448 thousand for the three months ended September 30, 2021, compared to $446 thousand for the same quarter of 2020. Income from BOLI was $249 thousand and $280 thousand for the three months ended September 30, 2021 and 2020, respectively.

Noninterest income for the nine months ended September 30, 2021 and 2020 was $2.5 million and $2.2 million, respectively. As mentioned previously, the increase in noninterest income during 2021 is primarily attributable to the Bank’s income associated with its investment in ACM, recording $364 thousand during the third quarter of 2021. Fee income from fees on loans, service charges on deposits, and other fee income was $1.4 million for the nine months ended September 30, 2021, a decrease of $189 thousand, as compared to the same period of 2020, a result of loan swap fee income totaling $378 thousand recorded during 2020 compared to none recorded for 2021. Income from BOLI decreased to $746 thousand for the year-to-date period of 2021, compared to $845 thousand for the same period of 2020. Noninterest income for the nine months ended September 30, 2020 was improved by gains totaling $141 thousand on the sales of $13.2 million in investment securities available-for-sale. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income. Noninterest income for the nine months ended September 30, 2020 was also impacted by losses on loans held for sale totaling $451 thousand.

Noninterest Expense

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.4 million and $7.7 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $1.7 million, or 21.7%. The increase in noninterest expense compared to the year ago quarter was primarily related to merger-related expenses of $1.1 million recorded during the third quarter of 2021.

Salaries and benefits expense increased $373 thousand to $4.7 million for the three months ended September 30, 2021 compared to $4.3 million for the same period in 2020, which was primarily related to additions to business development staff and associated accruals for incentive compensation during the third quarter of 2021 compared to the year ago quarter. Legal expenses related to loan workouts (which is included in loan related expenses on the income statement) increased $138 thousand during the third quarter of 2021 when compared to the year ago quarter. All other increases in noninterest expense for the quarter ended September 30, 2021 as compared to the same period of 2020, are primarily related to supporting the larger organization as a result of continued organic growth.

For the nine months ended September 30, 2021 and 2020, noninterest expense was $25.5 million and $23.0 million, respectively, an increase of $2.6 million. As mentioned previously, the increase in noninterest expense compared to the nine month period of 2020 was primarily related to merger-related expenses of $1.1 million recorded during 2021. Salaries and benefits expense increased $1.4 million to $13.7 million for the nine months ended September 30, 2021 compared to $12.4 million for the same period in 2020, which was primarily related to additions to business development staff and associated accruals for incentive compensation during 2021. Data processing and network administration expense increased $167 thousand year-over-year, primarily related to planned upgrades to the Company’s network infrastructure that occurred during 2020. Audit, legal and consulting fees increased $479 thousand to $1.2 million for the nine months ended September 30, 2021 as compared to the same period of 2020, primarily as a result of expenses incurred as a result of our membership interest purchase of ACM. These increases in noninterest expense during 2021 as compared to the same period of 2020 were partially offset by branch impairment charges totaling $676 thousand that were recorded during the second quarter of 2020.

Income Taxes

We recorded a provision for income tax expense of $1.4 million for the three months ended September 30, 2021, compared to $1.0 million for the three months ended September 30, 2020. Our effective tax rate for the three months ended September 30, 2021 was 23.4%, compared to 21.2% for the same period of 2020. The effective tax rate for the third quarter of 2021 is greater than our combined federal and state statutory rate of 22.5% primarily because of nondeductible merger-related expenses recognized during the third quarter of 2021.

For the nine months ended September 30, 2021 and 2020, we recorded a provision for income tax expense of $4.3 million and $2.7 million, respectively. Our effective tax rate for the nine months ended September 30, 2021 was 21.8%, compared to 20.5% for the same period of 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were less than the statutory rate because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2021 and 2020.

Discussion and Analysis of Financial Condition

Overview

At September 30, 2021, total assets were $2.00 billion, an increase of 9.7%, or $176.4 million, from $1.82 billion at December 31, 2020. Total loans receivable, net of deferred fees and costs, was $1.47 billion at each of September 30, 2021 and December 31, 2020. Total investment securities increased $143.8 million, or 114.0%, to $270.2 million at September 30, 2021, from $126.4 million at December 31, 2020. Total deposits increased 11.6%, or $177.0 million, to $1.71 billion at September 30, 2021, from $1.53 billion at December 31, 2020. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At each of September 30, 2021 and December 31, 2020, we had FHLB advances totaling $25.0 million. At September 30, 2021, we redeemed in full our 2016 issuance of subordinated debt totaling $25.0 million.

Loans Receivable, Net

Total loans receivable, net of deferred fees and costs, were $1.47 billion at each of September 30, 2021 and December 31, 2020. Loans receivable, net of deferred fees, excluding PPP loans, increased $97.7 million, or 7.4%, during the nine months ended September 30, 2021.

PPP loans totaled $59.7 million at September 30, 2021, a decrease from $101.9 million at June 30, 2021 and $155.8 million at December 31, 2020. Loans forgiven during the third quarter of 2021 totaled $42.2 million, and totaled $162.3 million year-to-date 2021. Net deferred fees associated with PPP loans totaled $1.4 million at September 30, 2021.

Commercial real estate loans totaled $870.5 million at September 30, 2021, compared to $790.0 million at December 31, 2020, an increase of $80.4 million, or 9.2%. Owner-occupied commercial real estate loans were $192.9 million at September 30, 2021 compared to $182.9 million at December 31, 2020. Nonowner-occupied commercial real estate loans were $677.6 million at September 30, 2021 compared to $607.5 million at December 31, 2020. Construction loans totaled $206.6 million at September 30, 2021, 14.0% of total loans receivable. Of the $206.6 million in construction loans, $36.6 million are collateralized by land and only $5.1 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.

The following table presents the composition of our loans receivable portfolio at September 30, 2021 and at December 31, 2020.

Loans Receivable

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Commercial real estate	$870,467	$790,025
Commercial and industrial	162,411	119,529
Paycheck protection program	59,670	155,805
Commercial construction	206,593	222,319
Consumer real estate	166,097	167,872
Consumer nonresidential	8,245	15,835

Gross loans	1,473,483	1,471,385

Less:
Allowance for loan losses	14,363	14,958
Unearned income and (unamortized premiums)	4,397	5,302

Loans receivable, net	$1,454,723	$1,451,125

Asset Quality

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing, and OREO at September 30, 2021were $7.5 million compared to $9.5 million at December 31, 2020. Our ratio of nonperforming assets to total assets was 0.38% at September 30, 2021 compared to 0.52% at December 31, 2020. We had one loan classified as a TDR at each of September 30, 2021 and December 31, 2020, which totaled $94 thousand and $97 thousand, respectively.

Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $2.0 million during the nine months ended September 30, 2021, as several loans either paid off or were sold during 2021. Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $993 thousand and $2.1 million at September 30, 2021 and December 31, 2020, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2021, we had $2.0 million in loans identified as special mention, a decrease from $12.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2020 was primarily related to two loans being paid off totaling $7.6 million and two loans being upgraded during 2021. Loans rated as special mention do not have a specific reserve and are considered well-secured.

At September 30, 2021, we had $19.4 million in loans identified as substandard, a decrease of $1.3 million from December 31, 2020. The decrease in substandard loans was primarily related to two loans totaling $1.3 million which were sold at a discount. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2021, specific reserves on originated and acquired loans totaling $993 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs to average loans receivable of 0.05% for the nine months ended September 30, 2021, compared to annualized net charge-offs to average loans receivable of 0.02% for the nine months ended September 30, 2020. The increase in net charge-offs during 2021 were primarily related to substandard loans we sold at a discount, which was estimated and included in our specific reserves as of December 31, 2020. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$3,618	$5,349

Loans contractually past‑due 90 days or more and still accruing	20	272

Total nonperforming loans (NPLs)	$3,638	$5,621

Other real estate owned	3,866	3,866

Total nonperforming assets (NPAs)	$7,504	$9,487
Performing troubled debt restructurings	$94	$97

NPLs/Total Assets	0.18%	0.31%
NPAs/Total Assets	0.38%	0.52%
NPAs and TDRs/Total Assets	0.38%	0.53%
Allowance for loan losses/NPLs	394.80%	266.11%

Nonperforming Loans by Type

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Commercial real estate	1,596	$2,309
Commercial and industrial	1,702	2,883
Commercial construction	—	—
Consumer real estate	320	385
Consumer nonresidential	20	44
	$3,638	$5,621

At September 30, 2021 and December 31, 2020, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.

As previously mentioned, we have evaluated our exposure to credit risks directly related to the COVID-19 pandemic and have identified subgroups of industry segments most impacted by the pandemic. As a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. As of September 30, 2021, remaining payment deferred loans totaled $10.6 million, or 0.72% of the total loan portfolio, comprising two loans.

We are closely and proactively monitoring the effects of the pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals. See above for a table of COVID impacted loans by asset class, which reports the number of loans and outstanding loan balances by pandemic-impacted asset class as of September 30, 2021.

We believe that as a result of our conservative underwriting discipline at loan origination coupled with active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.

At September 30, 2021, we had one OREO property with a fair value of $3.9 million. Subsequent to the end of the third quarter of 2021, this OREO property was sold at a small gain compared to the recorded fair value at September 30, 2021. Previously, for the year ended December 31, 2017, we recorded a $1.1 million gain on the foreclosure of the property.

Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At September 30, 2021, our commercial real estate portfolio (including construction lending) was 73.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$14,359	$12,894	$14,958	$10,231

Provision for loan losses	—	1,700	—	4,516

Loans charged off:
Commercial real estate	(24)	(2)	(476)	(115)
Commercial and industrial	—	—	(117)	—
Commercial construction	—	—	—	—
Consumer real estate	—	—	—	(3)
Consumer nonresidential	(24)	(85)	(201)	(149)
Total loans charged off	(48)	(87)	(794)	(267)

Recoveries:
Commercial real estate	—	9	24	9
Commercial and industrial	—	1		20
Commercial construction	—	—	—	—
Consumer real estate	31	1	35	2
Consumer nonresidential	21	39	140	45
Total recoveries	52	49	199	76

Net charge offs	4	(38)	(595)	(191)

Ending balance	$14,363	$14,556	$14,363	$14,556

	September 30,
Loans, net of deferred fees:	2021	2020
Balance at period end	$1,469,086	$1,497,634
Allowance for loan losses to loans receivable, net of fees	0.98	0.97%
Net charge-offs to average loans receivable, annualized	0.05	0.02%

Allocation of the Allowance for Loan Losses

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,		December 31,
	2021		2020
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,514	59.08%	$9,291	53.69%
Commercial and industrial	1,622	11.02%	2,546	8.12%
Paycheck protection program	—	4.05%	—	10.59%
Commercial construction	2,225	14.02%	1,960	15.11%
Consumer real estate	731	11.27%	690	11.41%
Consumer nonresidential	271	0.56%	471	1.08%

Total allowance for loan losses	$14,363	100.00%	$14,958	100.00%

*Percentage of loan type to the total loan portfolio.

Investment Securities

Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of September 30, 2021 and December 31, 2020 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $269.9 million at September 30, 2021, an increase of $143.8 million, or 114.0%, from $126.2 million at December 31, 2020. Through September 30, 2021, we have purchased $181.2 million in available-for-sale investment securities to invest excess liquidity and reinvest cashflows received from the investment portfolio and PPP forgiveness.

As of September 30, 2021and December 31, 2020, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $28.6 million and $9.2 million at September 30, 2021 and December 31, 2020, respectively.

We complete reviews for other-than-temporary impairment at least quarterly. At September 30, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.

No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of September 30, 2021 and December 31, 2020.

We hold restricted investments in equities of the FRB and FHLB. At September 30, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock.

The following table reflects the composition of our investment portfolio, at amortized cost, at September 30, 2021 and December 31, 2020.

Investment Securities

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,		December 31,
	2021		2020
		Percent of		Percent of
	Balance	Total	Balance	Total
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$264	0.11%	$264	0.21%
Total held‑to‑maturity securities	$264	0.11%	$264	0.21%

Available‑for‑sale
Securities of U.S. government and federal agencies	$13,719	5.07%	$—	0.00%
Securities of state and local municipalities	2,033	0.74%	4,202	3.41%
Corporate bonds and securities	11,968	4.42%	12,974	10.52%
Mortgage‑backed securities	242,640	89.66%	105,910	85.86%
Total available‑for‑sale securities	$270,360	99.89%	$123,086	99.79%

Total investment securities	$270,624	100.00%	$123,350	100.00%

The following table presents the amortized cost of our investment portfolio by their stated maturities, as well as the weighted average yields for each of the maturity ranges at September 30, 2021.

Investment Securities by Stated Maturity

At September 30, 2021

(Dollars in thousands)

	At September 30, 2021
	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%
Total held-to-maturity securities	$—	—	$—	—	$264	2.32%	$—	—	$264	2.32%

Available‑for‑sale
Securities of U.S. government and federal agencies	$—	—	$—	—	$13,719	1.48%	$—	—	$13,719	1.48%
Securities of state and local municipalities	—	—	1,016	2.25%	378	2.25%	639	2.92%	2,033	2.46%
Corporate bonds	—	—	1,000	1.18%	10,968	4.99%	—	—	11,968	4.67%
Mortgage‑backed securities	—	—	—	—	18,573	2.12%	224,067	1.55%	242,640	1.59%
Total available‑for‑sale securities	$—	—	$2,016	1.72%	$43,638	2.64%	$224,706	1.55%	$270,360	1.73%
							—	—		—
Total investment securities	$—	—	$2,016	1.72%	$43,902	2.64%	$224,706	1.55%	$270,624	1.73%

Deposits and Other Borrowed Funds

Total deposits were $1.71 billion at September 30, 2021, an increase of $177.0 million, or 11.6%, from $1.53 billion at December 31, 2020. Noninterest-bearing deposits totaled $548.7 million at September 30, 2021, comprising 32.1% of total deposits and increased $149.6 million, or 37.5%, compared to December 31, 2020.

The following table provides information on our deposit composition at September 30, 2021 and December 31, 2020.

Deposit Composition

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,		December 31,
	2021		2020
		Average		Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$548,662	—	$399,062	—
Interest bearing - checking, savings and money market	910,198	0.28%	820,378	0.32%
Time deposits $100,000 or more	159,888	1.03%	194,190	1.54%
Other time deposits	90,750	0.65%	118,863	0.88%
	$1,709,498		$1,532,493

The remaining maturity of time deposits at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Three months or less	$87,804	$115,707
Over three months through six months	36,157	60,490
Over six months through twelve months	72,282	53,053
Over twelve months	54,395	83,803
	$250,638	$313,053

Wholesale deposits decreased to $35.0 million at September 30, 2021 from $50.0 million at December 31, 2020. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2021 and December 31, 2020, we had $122.3 million and $138.9 million, respectively, in either CDARS reciprocal or ICS reciprocal products.

The following table reports those certificates of deposit that exceed $100,000 by maturity as of September 30, 2021 and December 31, 2020.

Certificates of Deposit Over $100,000

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Three months or less	$40,518	$48,388
Over three months through six months	25,469	46,739
Over six months through twelve months	53,865	36,327
Over twelve months	40,036	62,736
	$159,888	$194,190

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $44.6 million at September 30, 2021 and $69.1 million at December 31, 2020. At September 30, 2021, we redeemed our 2016 subordinated debt which totaled $25.0 million. As such, our subordinated debt at September 30, 2021 decreased to $19.6 million. For each of September 30, 2021 and December 31, 2020, FHLB advances totaled $25.0 million.

The following table reflects the short-term borrowings and other borrowed funds outstanding at September 30, 2021 and December 31, 2020.

Other Borrowed Funds

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,		December 31,
	2021		2020
		Weighted		Weighted
	Amount	Average	Amount	Average
	Outstanding	Rate	Outstanding	Rate
Other short‑term borrowed funds:
FHLB advances - short term	$25,000	1.37%	25,000	1.15%
Total borrowed funds and weighted average rate	$25,000	1.37%	$25,000	1.15%
Other borrowed funds:
Subordinated Debt	$19,551	6.90%	$44,085	6.26%
Total other borrowed funds and weighted average rate	$19,551	6.90%	$44,085	6.26%

Total borrowed funds and weighted average rate	$44,551	3.80%	$69,085	4.41%

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 (“CET1”), capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation.

On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio”, which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate.

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

Shareholders’ equity at September 30, 2021 was $204.2 million, an increase of $14.7 million, compared to $189.5 million at December 31, 2020. The increase in shareholders’ equity was primarily attributable to the net income recorded year-to-date totaling $15.4 million. Common stock issued as a result of option exercises increased shareholders’ equity by $1.0 million for the nine months ended September 30, 2021. Accumulated other comprehensive income decreased $2.5 million during 2021, primarily as a result of a decrease in the market value of our available-for-sale investment securities portfolio.

Total shareholders’ equity to total assets for September 30, 2021 and December 31, 2020 was 10.2% and 10.4%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at September 30, 2021 and December 31, 2020 was $14.33 and $13.41, respectively. The Bank’s CBLR at September 30, 2021 and December 31, 2020 was 10.67% and 11.65%, respectively. Accordingly, we were considered “well capitalized” for regulatory purposes at September 30, 2021 and December 31, 2020.

As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables show the minimum capital requirements and our capital position at September 30, 2021 and December 31, 2020 for the Bank.

Capital Components

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At September 30, 2021
Leverage capital ratio	$216,954	10.67%	173,769	>	8.500%

At December 31, 2020
Leverage capital ratio	$209,359	11.65%	143,823	>	8.000%

Tangible Book Value

At September 30, 2021 and December 31, 2020

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
Total stockholders’ equity	$204,194	$189,500
Less: goodwill and intangibles, net	(8,124)	(8,357)
Tangible Common Equity	$196,070	$181,143

Book value per common share	$14.92	$14.03
Less: intangible book value per common share	(0.59)	(0.62)
Tangible book value per common share	$14.33	$13.41

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

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $422.8 million at September 30, 2021, or 21.2% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. We held investments that are classified as held-to-maturity in the amount of $264 thousand at September 30, 2021. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2021 was approximately $325.4 million. Borrowing capacity with the FRB was approximately $85.6 million at September 30, 2021. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $269.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.

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

At September 30, 2021 and December 31, 2020, unused commitments to fund loans and lines of credit totaled $196.2 million and $166.3 million, respectively. Commercial and standby letters of credit totaled $9.4 million and $5.5 million at September 30, 2021 and December 31, 2020, respectively.

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

At September 30, 2021, our asset/liability position was asset sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would increase by 0.7% in an up 100 basis point scenario and would increase by 3.6% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 5.1% in an up 100 basis point scenario and would increase by 19.2% in an up 400 basis point scenario. At September 30, 2021 and December 31, 2020, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2021 and December 31, 2020 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
September 30, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	net interest income	rates (basis points)	net interest income
+400	3.55%	+400	−0.62%
+300	2.72%	+300	−0.55%
+200	1.66%	+200	−0.63%
+100	0.65%	+100	−0.54%
—	—	—	—
−100	0.10%	−100	−0.07%
−200	−1.70%	−200	−1.58%

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

The interest rate risk to capital at September 30, 2021 and December 31, 2020 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At September 30, 2021 and December 31, 2020, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
September 30, 2021		December 31, 2020
Change in interest	Percentage change in	Change in interest	Percentage change in
rates (basis points)	economic value of equity	rates (basis points)	economic value of equity
+400	-1.81%	+400	6.64%
+300	-0.97%	+300	6.14%
+200	-0.21%	+200	4.84%
+100	0.09%	+100	2.68%
0	—	0	—
−100	-4.23%	−100	-4.15%
−200	-3.78%	−200	-3.41%

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

Any delay in completing the Blue Ridge Merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe. If the merger agreement with Blue Ridge is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Blue Ridge Merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Blue Ridge Merger will be completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company’s board of directors, the Company may be required to pay to Blue Ridge a termination fee of $12.3 million. On November 4, 2021, the Company and Blue Ridge announced that Blue Ridge has learned that the Office of the Comptroller of the Currency (the "OCC") identified certain regulatory concerns with Blue Ridge Bank that could impact the application process and timing of the Merger.

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

No shares were purchased during the nine months ended September 30, 2021.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 10, 2021	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)