Form 10-K
period 2021-12-31
FVCBankcorp, Inc.
filed 2022-03-24
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38647
FVCBankcorp, Inc.
(Exact name of registrant as specified in its charter)

Virginia	47-5020283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11325 Random Hills Road, Suite 240 Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (703) 436-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value	FVCB	The Nasdaq Stock Market, LLC
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021: $202,296,607.
The number of shares outstanding of Common Stock, as of March 18, 2022, was 13,930,814.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.
Auditor Firm ID: 613            Auditor Name: Yount, Hyde, & Barbour, P.C.     Auditor Location: Winchester, Virginia, USA

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K, as well as other periodic reports filed with the U.S. Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and its subsidiary (the "Company"), may contain statements relating to future events or future results of the Company that are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "may," "could," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "aim," "intend," "plan," or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues; the imposition of any restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments, and the inability of employees to work due to illness, quarantine, or government mandates; and the timing of distribution, effectiveness, and acceptance of vaccines against COVID-19 and its variants;
•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;
•the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•changes in the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities;
•changes in the assumptions underlying the establishment of reserves for possible loan losses;
•changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;
•risks inherent in making loans such as repayment risks and fluctuating collateral values;
•the Company's investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates used to value the securities in the portfolio;
•declines in the Company's common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;
•the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•geopolitical conditions, including acts or threats of terrorism, or actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
•our management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
•changes in consumer spending and savings habits;
•technological and social media changes;
•the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations;
•changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
•the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;
•the impact of changes in laws, regulations and policies affecting the real estate industry;
•the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setting bodies;
•the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•the willingness of users to substitute competitors' products and services for our products and services;
•the effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•changes in the level of our nonperforming assets and charge-offs;
•our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
•potential exposure to fraud, negligence, computer theft and cyber-crime.
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A below. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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
On October 12, 2018, we completed our acquisition of Colombo Bank ("Colombo"), which was headquartered in Rockville, Maryland, and added five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.
Our acquisition of Colombo supported our business allowing us to expand our presence in adjacent markets where we lend, but in which we had no physical presence. Colombo's branch locations strengthened our strategy as they enabled us to add lenders and banking services in areas where we lend. Our strong infrastructure and wide range of products and services allowed us to develop deeper relationships with Colombo's customers, as well as enhance our platform for generating new relationships.
On August 31, 2021, we announced that the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held to investment loan portfolio.
Market Area
We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2021, the Washington MSA had total deposits of $286.7 billion, excluding deposits maintained by a national brokerage firm, and the Baltimore MSA had total deposits of $104.1 billion, based on Federal Deposit Insurance Corporation ("FDIC") data.
Our market area's unemployment rate has generally remained below the national average for the last several years. While the region continues to experience the economic effects of the COVID-19 pandemic, the region's unemployment rate remained below the national average as the region has the benefit of a highly trained and educated workforce concentrated in government and professional service businesses. These factors, along with the ability of the regional infrastructure to support remote working, have provided a greater amount of resiliency during the pandemic on the overall employment metrics for our market.
In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four to the top ten most affluent counties, as measured by household income. As of December 31, 2020, the Washington MSA had a median household income of $106,415, which ranks as sixth highest among all MSAs nationally, and a population of 6.3 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 4.0% as of December 2021. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 15 Fortune 500 companies, including eight based in Fairfax County.
The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2020, the Baltimore MSA had a median household income of $83,811 which represented 3.3% growth over the previous year. The Baltimore MSA has an unemployment rate of 5.0% as of December 2021. With a population of 2.8 million, the top industries of the Baltimore MSA include health care, education, and professional, scientific and technical services.
Our business, financial condition, and results of operations have been profoundly affected by the pandemic, which will potentially have adverse effects on our future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a disruption to economic and commercial activity and financial markets. The local economy in which we operate began to strengthen and improve during 2021. This economic improvement resulted in lower unemployment, increased consumer confidence, and increased housing development and housing prices. However, our business opportunities may be tempered by concerns such as employment opportunities, the effects of remote work environments, the effect of current and proposed government stimulus, wage growth, and the strength of the dollar. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in financial markets. Aside from these challenges, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.
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
Lending Products
We provide a variety of lending products to small and medium-sized businesses, including (i) commercial real estate loans; (ii) commercial construction loans; (ii) commercial loans for a variety of business purposes such as for working capital, equipment purchases, lines of credit, and government contract financing; (iii) Small Business Administration ("SBA") lending; (iv) asset based lending and accounts receivable financing; (v) home equity loans, or home equity lines of credit; and (vi) consumer loans for constructive purposes. Through our partnership with ACM, we purchase residential mortgage loans originated in our market area that meet our product criteria and pricing, to help with the diversification of our loan portfolio. Although we do not generally actively originate them, we have acquired pools of other types of loans, student loans and other consumer loans, in order to diversify the loan portfolio, put capital to work before organic loan production requires it, and to increase margin. We may also purchase participations from other banks in our market. Any acquired loans must meet our standard underwriting requirements.
During 2020 and 2021, we participated in the SBA's Paycheck Protection Program ("PPP"), which provided forgivable loans to small businesses to enable them to maintain payroll, rehire employees who had been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and provide for the full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet forgiveness criteria will enter a repayment period of either 2 or 5 years. At December 31, 2021, PPP loans totaled $28.1 million, net of fees, or 1.9% of total loans.
Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2021, owner occupied commercial real estate loans represented 12.7% of the loan portfolio. At December 31, 2021, non-owner occupied commercial real estate loans represented approximately 39.8% of the loan portfolio and multi-family residential real estate comprised 7.5% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.00. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.
Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2021, such loans represented 12.7% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.
Commercial Loans, Government Contracting. Commercial loans, excluding PPP loans, for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 11.5% of our loan portfolio at December 31, 2021. The warehouse facility provided to ACM is also included in this loan type. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.
We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, mergers and acquisition financing, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "classified" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2021, outstanding loans to government contractors represented 33.1% of our commercial and industrial segment. Total commitments to government contractors totaled $238.1 million at December 31, 2021. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.
Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. In addition, we have portfolio mortgage products that we developed for use by ACM to help diversify our total loan portfolio. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2021, HELOCs comprise 2.9% of total loans. Loans originated for residential 1-4 family trust investment purposes comprise 4.9% of total loans as of December 31, 2021. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification. At December 31, 2021, 1-4 family residential mortgage loans represented 5.5% of the loan portfolio.
Other Loans. We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.
The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate, including as a result of the COVID-19 pandemic and related disruptions, business and individual borrowers may be less able to meet their obligations to us in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.
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
Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2021, the Bank had a legal lending limit of $34.2 million. At December 31, 2021, our average funded loan size outstanding, excluding PPP loans, for commercial real estate (including commercial construction) and commercial loans was $2.0 million and $930 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.

Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.09 billion and constituted 72.5% of total loans as of December 31, 2021, and commercial loans, including loans to government contractors and the ACM warehouse lending facility, which totaled $202.8 million and constituted 13.5% of total loans as of December 31, 2021. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2021.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2021, commercial real estate loans as defined for regulatory purposes represented 396% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 84% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.
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
As of June 30, 2021, there were approximately $286.7 billion in total deposits shared between banking institutions located in Washington MSA, according to the FDIC. As of that date, our deposit market share was approximately 0.58%, excluding deposits maintained in the Washington MSA by a national brokerage firm. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.
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
Investment Portfolio
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity to fund loans and meet the demands of depositors. It provides additional interest income and we seek to have limited interest rate risk and credit risk. We currently classify substantially all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in securities of the U.S. government and its agencies; mortgage backed securities and collateralized mortgage obligations issued and fully backed by U.S. government agencies, securities of municipalities and to a lesser extent corporate bonds and other obligations, in each case meeting identified credit standards. The securities portfolio, along with certain loans, may also be used to collateralize public deposits, Federal Home Loan Bank of Atlanta ("FHLB") borrowings, and Federal Reserve Bank of Richmond ("FRB") borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities.
Employees
As of December 31, 2021, we had 126 full-time employees and 7 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Additional Information
Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." We maintain a website at www.fvcbank.com.
We make available free of charge through our website all of our U.S. Securities and Exchange Commission ("SEC") filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at www.sec.gov. Information on our website does not constitute part of, and is not incorporated into, this report or any other filing we make with the SEC.
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
The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("the Act"), and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also examine the Company and each of its subsidiaries. As a small bank holding company under the Federal Reserve's Small Bank Holding Company Policy Statement, the Company is not subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below.
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
The Gramm Leach-Bliley Act of 1999 ("GLB Act"), allows a bank holding company or other company to certify its status as a financial holding company, which would allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.
The Act and the Federal Deposit Insurance Act ("FDIA"), require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result of a bank holding company's source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinated capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the Bank. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company's subsidiary FDIC-insured depository institutions is responsible for losses to the FDIC as a result of an affiliated depository institution's failure.
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
The Bank. The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System, whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions (the "VBFI") and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.
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
Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, that permit interstate acquisitions of banks and bank branches. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.
The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through "financial subsidiaries."
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution's deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. The FDIC has proposed to adopt regulations that are intended to expand the ability of institutions to accept brokered deposits by, among other things, simplifying the process by which institutions and deposit brokers may obtain exemptions from the restriction or conditions on the acceptance of brokered deposits.

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
Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a "U.S. person" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
The federal banking agencies have adopted rules to implement the framework for strengthening international capital and liquidity regulation adopted by the Basel Committee on Banking Supervision ("Basel III"). The Basel III framework, among other things, (i) introduced the concept of common equity tier one capital ("CET1"), (ii) required that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, (iii) expanded the scope of the adjustments to capital that may be made as compared to existing regulations, and (iv) specified that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements.
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
Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the minimum plus the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on their ability to pay dividends, effect equity repurchases, and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.
The Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA") also directed the federal banking agencies to develop a "Community Bank Leverage Ratio" ("CBLR"), calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. These CBLR rules were modified in response to the COVID-19 pandemic. See "Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021" below. We adopted this simplified capital regime on January 1, 2020, but there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.
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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks' capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, it is anticipated that some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Bank.
In 2016, FASB issued the current expected credit losses ("CECL") model, which will become applicable to us on January 1, 2023. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution would recognize a one-time cumulative effect adjustment to the allowance for credit losses. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.
Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations for this purpose. The following capital requirements currently apply to the Bank for purposes of Section 38.

Capital Category	Total Risk‑Based Capital Ratio	Tier 1 Risk‑Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a
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
The Dodd-Frank Act. The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act.

The EGRRCPA, which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act.

The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements, or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.
Consumer Financial Protection Bureau ("CFPB"). The Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with over $10 billion in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
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

Mortgage Banking Regulation. The Bank is subject to rules and regulations related to mortgage loans that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank’s mortgage origination activities are subject to the Federal Reserve’s Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. To the extent that we make mortgage loans, we are required to comply with these rules, subject to available exceptions.
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
Community Reinvestment Act ("CRA"). The CRA requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. The Bank's record of performance under the CRA is publicly available. A bank's CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the Bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements.
Concentration and Risk Guidance. The federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have determined that we have a concentration in commercial real estate lending, and while we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with the regulatory guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
FDIC Insurance Premiums. The deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The

CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. In 2021 and 2020, the Company recorded expense of $770 thousand and $745 thousand, respectively, for FDIC insurance premiums.

Limitations on Incentive Compensation. The federal bank regulatory agencies have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2021, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.
Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

On March 9, 2022, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as the Company, that are subject to the reporting requirements of the Securities Exchange Act of 1934. The proposed rule would require current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.
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
Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020. Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:
•Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) could elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.
•Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles ("GAAP") for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring ("TDR"), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies were required to defer to the determination of the banks making such suspension. The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.
•Small Business Administration Paycheck Protection Program. The CARES Act created the SBA's PPP and it was extended by the Appropriations Act. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.
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
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though most restrictions have generally been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and as of December 31, 2021, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.
The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state, and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, the permanence of operating conditions that have developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.
The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:
•reduce the demand for loans and other financial services;
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and operations of third-party service providers that perform critical services for our business;
•cause the value of our investment securities portfolio to decline; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.
Any one of the combination of events described above could have a material, adverse effect on our business, financial condition, and results of operations.
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
Our interest sensitivity profile was slightly asset sensitive as of December 31, 2021. As a result, we would expect increases in net interest income if interest rates rise, and declines in the event rates fall. However, such expectations are based on our assumptions as to deposit customer behavior in an increasing rate scenario. When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities may rise more quickly than the rate of interest that we receive on our interest-earning assets, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.
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
Changes to and replacement of the London Interbank Offered Rate ("LIBOR") may adversely affect our business, financial condition, and results of operations.
We have certain loans, interest rate swap agreements, investment securities, and debt obligations whose interest rate is indexed to LIBOR. In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
The Alternative Reference Rates Committee ("ARRC"), has identified the Secured Overnight Financing Rate ("SOFR"), as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under our loan agreements may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated our systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, we ceased entering into new LIBOR transactions at the end of 2021.
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
As of December 31, 2021, we had nonperforming loans and loans 90 days or more past due of $3.5 million, or 0.23% of total loans. At that date, we had one loan considered a troubled debt restructuring totaling $92 thousand, which is included in our nonperforming loan totals above. If loans become 90 or more days past due and still accruing and move to nonaccrual loans, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for loan losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of OREO or other collateral. Additionally, the resolution of nonperforming assets, troubled debt restructurings and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.
Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2021, 85.9% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 60.1% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 12.4% of total loans at December 31, 2021. Commercial and industrial loans, excluding PPP, comprised 11.5%, of total loans at December 31, 2021. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.
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
At December 31, 2021, 11.5% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 33.1% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $238.1 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.

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
Our federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or take additional charge-offs for which we have not established adequate reserves, our results of operations and financial condition could be materially adversely affected at that time.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our organic growth over the past several years, as of December 31, 2021, approximately $741.8 million, or 49.2%, of the loans in our loan portfolio (excluding PPP loans) were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.37 years; commercial and industrial loans—1.46 years; commercial construction loans—0.92 years; consumer residential loans—1.34 years; and consumer nonresidential loans—2.39 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2021, commercial real estate loans, as defined for regulatory purposes, represented 396% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 84% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, at December 31, 2021, we had $7.1 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.
New lines of business, products, product enhancements or services may subject us to additional risk.
From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of customer acceptance or profitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition and results of operations.
Liquidity Risks
We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.
Like many financial institutions we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of December 31, 2021, we had $1.88 billion in deposits. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, adverse developments in general economic conditions of an individual's business, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.
Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they become due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a slowdown in our market, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
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
The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, we will be required to implement the CECL model on January 1, 2023, which will require us to calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
Regulatory initiatives regarding bank capital requirements may require heightened capital.
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.
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
General Risks

Severe weather, natural disasters, geopolitical conditions, acts of war or terrorism, public health issues, and other external events could significantly impact our business.

Severe weather, natural disasters, geopolitical conditions, acts of war or terrorism, public health issues, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
We are committed to being highly selective in our branching decisions, and we intend to continue to explore opportunities for establishing additional strategically located branches in the Washington and Baltimore MSAs based primarily on commercial deposit and loan potential and demographic support. We typically establish branches as necessary to provide support for established business development people and lenders with substantial books of business and customer relationships.We believe that upon expiration of each of our leases we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management's knowledge, threatened against us.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." As of March 18, 2021, there were 450 holders of record of our common stock and approximately 1,161 total beneficial shareholders.
Dividends
To date, we have not paid, and we do not currently intend to pay, a cash dividend on our common stock. Holders of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. As we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends on our common stock depends, in large part, upon our receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.
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
Repurchases
No shares were repurchased during the three months ended December 31, 2021.
On February 4, 2020, we publicly announced that the Board of Directors had adopted a program to repurchase up to 8% of our outstanding shares of common stock at December 31, 2019; such program was set to expire on December 31, 2020. On January 21, 2021, we extended the share repurchase program and increased the number of shares subject to repurchase. Under the revised repurchase program, we may repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2020. The repurchase program expired on December 31, 2021. We have repurchased 487,531 shares of our common stock at a total cost of $7.3 million under the program. All of these shares have been cancelled and returned to the status of authorized but unissued.

On March 17, 2022, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2021, from April 1, 2022 to March 31, 2023. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2021 and 2020 and the results of our operations for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.
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
On August 31, 2021, we announced that the Bank made an investment in ACM for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held to investment loan portfolio.
On October 12, 2018, we completed our acquisition of Colombo Bank ("Colombo"). Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018, adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. As discussed further in "Quantitative and Qualitative Disclosures About Market Risk" below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from minority membership interest in ACM, merchant services fee income, insurance commission income, income from bank owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
On October 13, 2020, we completed our private placement of $20.0 million of our 4.875% fixed-to-floating subordinated notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The proceeds from the placement of the Notes have been used for general corporate purposes, including to support the capital ratios at the Bank, and the repayment of the $25.0 million outstanding subordinated debt which was called in full on September 30, 2021.

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
The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, accounting for purchase credit-impaired loans, and fair value measurements.
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
Allowance for Loan Losses — Acquired Loans
Acquired loans accounted for under Accounting Standards Codification ("ASC") 310-30
For our acquired loans, to the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans through provision for loan loss expense.
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
Purchased Credit-Impaired Loans
Purchased credit-impaired ("PCI") loans, which are the loans acquired in our acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. We account for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). At December 31, 2021, we had no specific reserves for any acquired loan within our allowance for loan losses that had further deteriorated post acquisition.
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
Fair Value Measurements
We determine the fair values of financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Our investment securities available-for-

sale are recorded at fair value using reliable and unbiased evaluations by an industry-wide valuation service. This service uses evaluated pricing models that vary based on asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.
LIBOR and Other Benchmark Rates
We have certain loans, interest rate swap agreements, investment securities, and debt obligations whose interest rate is indexed to LIBOR. In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates ("IBOR") and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates ("ARRs") and could cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.
To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated our systems to accommodate loans linked to the Secured Overnight Financing Rate ("SOFR"). In accordance with regulatory guidance, we ceased entering into new LIBOR transactions at the end of 2021 and have selected SOFR, as the rate that best represents an alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.
Financial Overview
For the years ended December 31, 2021 and 2020, we expanded our market area through continued organic growth, capitalizing on new customer relationships we obtained through our participation in the 2020 and 2021 PPP assistance.
•Total assets increased to $2.20 billion compared to $1.82 billion at December 31, 2021 and 2020, respectively, an increase of $381.4 million, or 20.9%. The increase in total assets is primarily attributable to our increase in deposits, which increased $351.3 million during 2021.
•Total loans, net of deferred fees, increased $37.8 million, or 2.6%, from December 31, 2020 to December 31, 2021. Excluding PPP loans, which decreased $124.8 million as a result of loan forgiveness, net loan growth was $162.6 million for the year ended December 31, 2021. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.16% at December 31, 2021, compared to 0.31% at December 31, 2020.
•Total deposits increased $351.3 million, or 22.9%, from December 31, 2020 to December 31, 2021, the increase attributable to a combination of deposits from new customer relationships (many acquired through PPP originations) as well as growth in existing customer deposits.
•Tangible book value per share at December 31, 2021 was $14.70, an increase from $13.41 at December 31, 2020.

•Net income was $21.9 million for the year ended December 31, 2021 compared to $15.5 million for the same period of 2020. Our 2021 results were impacted by merger-related expenses totaling $1.4 million, which were associated with our previously announced proposed merger with Blue Ridge Bankshares, Inc. ("Blue Ridge"), which was mutually terminated by us and Blue Ridge on January 20, 2022. We also recorded one-time accelerated debt issuance costs of $380 thousand associated with the redemption of our 2016 subordinated debt issuance during the third quarter of 2021 and a gain on the sale of other real estate owned ("OREO") of $236 thousand during the fourth quarter of 2021. Excluding the merger-related expenses, accelerated debt issuance costs and gain on OREO, we would have recorded net income of $23.2 million for the year ended December 31, 2021. Our 2020 results were impacted by branch closure charges totaling $676 thousand, and excluding these charges, we would have recorded $16.0 million in net income for the year ended December 31, 2020. For a reconciliation of this non-GAAP information which excludes the effect of merger-related expenses, accelerated debt issuance costs, gain on sale of OREO and the impairment from branch closures, please refer to the table below.
Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)
Years Ended December 31, 2021 and 2020
(Dollars in thousands, except per share data)

	2021	2020
Net income (as reported)	$21,933	$15,501
Add: impairment on branch closures	—	676
Add: merger and acquisition expense	1,445	—
Add: Accelerated debt issuance costs	380	—
Subtract: Gains on sales of other real estate owned	(236)	—
Less: provision for income taxes associated with impairment and merger and acquisition expense	(358)	(142)
Non-GAAP Operating Earnings, excluding above items	$23,164	$16,035
Earnings per share - basic (GAAP net income)	$1.61	$1.14
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.09	$0.04
Earnings per share - basic (non-GAAP net income)	$1.70	$1.18
Earnings per share - diluted (GAAP net income)	$1.50	$1.10
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.09	$0.03
Earnings per share - diluted (non-GAAP net income)	$1.59	$1.13
Return on average assets (GAAP net income)	1.11%	0.91%
Non-GAAP expenses including provision for income taxes	0.06%	0.03%
Return on average assets (non‑GAAP net income)	1.17%	0.94%
Return on average equity (GAAP net income)	10.92%	8.48%
Non-GAAP expenses including provision for income taxes	0.61%	0.29%
Return on average equity (non‑GAAP net income)	11.53%	8.77%

Below shows selected financial data for the periods ended December 31, 2021 and 2020.

Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2021	2020

Interest income	$68,428	$67,103
Interest expense	10,481	14,483
Net interest income	57,947	52,620
Provision for (reversal of) loan losses	(500)	5,016
Net interest income after provision for (reversal of) loan losses	58,447	47,604
Non‑interest income	4,302	2,891
Non‑interest expense	34,540	30,838
Net income before income taxes	28,209	19,657
Provision for income taxes	6,276	4,156
Net income	$21,933	$15,501
Balance Sheet Data:
Total assets	$2,202,924	$1,821,481
Loans receivable, net of fees	1,503,849	1,466,083
Allowance for loan losses	(13,829)	(14,958)
Total investment securities	358,038	126,415
Total deposits	1,883,769	1,532,493
Other borrowed funds	44,510	69,085
Total shareholders' equity	209,796	189,500
Common shares outstanding	13,727	13,511
Per Common Share Data:
Basic net income	$1.61	$1.14
Fully diluted net income	1.50	1.10
Book value	15.28	14.03
Tangible book value(1)	14.70	13.41
Performance Ratios:
Return on average assets	1.11%	0.91%
Return on average equity	10.92	8.48
Net interest margin(2)	3.09	3.28
Efficiency ratio(3)	55.49	55.55
Non‑interest income to average assets	0.22	0.17
Non‑interest expense to average assets	1.75	1.80
Loans receivable, net of fees to total deposits	79.83	95.67
Asset Quality Ratios:
Net charge‑offs (recoveries) to average loans receivable, net of fees	0.04%	0.02%
Nonperforming loans to loans receivable, net of fees	0.23	0.38
Nonperforming assets to total assets	0.16	0.52
Allowance for loan losses to nonperforming loans	394.21	266.11
Allowance for loan losses to loans receivable, net of fees	0.92	1.02
Capital Ratios (Bank Only):
Tier 1 risk‑based capital	NA%	NA%
Total risk‑based capital	NA	NA
Common Equity Tier 1 capital	NA	NA
Leverage capital ratio	10.55	11.65
Other:
Average shareholders' equity to average total assets	10.15%	10.70%
Average loans receivable, net of fees to average total deposits	86.80%	98.51%
Average common shares outstanding:
Basic	13,650	13,542
Diluted	14,581	14,134
_________________________

(1)Tangible book value is calculated as total stockholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.
(2)Net interest margin is calculated as net interest income divided by total average earning assets.
(3)Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

	Years Ended December 31,
Non‑GAAP Reconciliation
(Dollars in thousands, except per share data)	2021	2020
Total stockholders' equity	$209,796	$189,500
Less: goodwill and intangibles, net	(8,052)	(8,357)
Tangible Common Equity	$201,744	$181,143
Book value per common share	$15.28	$14.03
Less: intangible book value per common share	(0.58)	(0.62)
Tangible book value per common share	$14.70	$13.41
Results of Operations—Years Ended December 31, 2021 and December 31, 2020
Overview
We recorded net income of $21.9 million, or $1.50 per diluted common share, for the year ended December 31, 2021, compared to net income of $15.5 million, or $1.10 per diluted common share for the year ended December 31, 2020. Our 2021 results were impacted by merger-related expenses totaling $1.4 million. We also recorded one-time accelerated debt issuance costs of $380 thousand associated with our redemption of our 2016 subordinated debt issuance during the third quarter of 2021 and a gain on the sale of OREO of $236 thousand. Excluding the merger-related expenses, accelerated debt issuance costs and gain on OREO and their related tax effects, we would have recorded net income of $23.2 million, or $1.59 per diluted common share, for the year ended December 31, 2021. Our 2020 results were impacted by one-time branch closure costs of $676 thousand and increased provision for loan losses. Excluding the branch closure costs, we would have recorded income of $16.0 million, or $1.13 per diluted common share, for the year ended December 31, 2020. See above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).
Net interest income increased $5.3 million to $57.9 million for the year ended December 31, 2021, compared to $52.6 million for the year ended December 31, 2020, primarily as a result of decreases in the costs of interest-bearing deposits. For the year ended December 31, 2021, we released provision for loan losses totaling $500 thousand, compared to recording provision expense of $5.0 million for the same period of 2020 which was elevated primarily as a result of qualitative factors related to the COVID-19 pandemic. Noninterest income increased $1.4 million to $4.3 million for the year ended December 31, 2021 as compared to $2.9 million for 2020, primarily attributable to the Bank's income associated with its investment in ACM, recording $1.5 million during the year ended December 31, 2021. Noninterest expense was $34.5 million for the year ended December 31, 2021 compared to $30.8 million for the same period of 2020. Noninterest expense increased during 2021 primarily as a result of merger-related expenses totaling $1.4 million and additions to business development staffing and associated increases in incentive accruals.
The return on average assets for the years ended December 31, 2021 and 2020 was 1.11% and 0.91%, respectively. The return on average equity for the years ended December 31, 2021 and 2020 was 10.92% and 8.48%, respectively. Excluding merger-related expenses, accelerated debt issuance costs, and gain on sale of OREO recorded during 2021, return on average assets and return on average equity would have been 1.17% and 11.53%, respectively. Excluding branch closure costs and the associated taxes recorded during 2020, return on average assets and return on average equity for the year ended December 31, 2020 would have been 0.94% and 8.77%, respectively. See above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).

Net Interest Income/Margin
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021 and 2020.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans(1):
Commercial real estate	$832,138	$35,104	4.22%	$777,545	$35,064	4.51%
Commercial and industrial	135,017	6,127	4.54%	107,980	5,891	5.46%
Paycheck protection program	105,980	5,410	5.11%	114,344	2,993	2.62%
Commercial construction	209,957	9,790	4.66%	222,708	10,343	4.64%
Consumer residential	169,168	6,685	3.95%	178,479	7,760	4.35%
Consumer nonresidential	11,569	858	7.41%	15,325	1,159	7.56%
Total loans(1)	1,463,829	63,974	4.37%	1,416,381	63,210	4.46%

Investment securities(2)	204,952	3,878	1.89%	120,074	3,185	2.65%
Loans held for sale, at fair value	—	—	—%	3,431	236	6.87%
Restricted stock	6,269	328	5.24%	6,331	342	5.41%
Deposits at other financial institutions	197,987	260	0.13%	60,587	153	0.25%
Total interest‑earning assets and interest income	1,873,037	68,440	3.65%	1,606,804	67,126	4.18%
Noninterest‑earning assets:
Cash and due from banks	18,556			17,252
Premises and equipment, net	1,578			1,880
Accrued interest and other assets	99,562			95,346
Allowance for loan losses	(14,513)			(12,420)
Total assets	$1,978,220			$1,708,862
Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$587,151	$3,224	0.55%	$363,408	$2,839	0.78%
Savings and money markets	303,317	1,421	0.47%	264,987	1,819	0.69%
Time deposits	230,668	2,783	1.21%	317,850	6,447	2.03%
Wholesale deposits	37,657	173	0.46%	100,885	1,228	1.22%
Total interest ‑ bearing deposits	1,158,793	7,601	0.66%	1,047,130	12,333	1.18%
Other borrowed funds	62,878	2,880	4.58%	57,915	2,150	3.71%
Total interest‑bearing liabilities and interest expense	1,221,671	10,481	0.86%	1,105,045	14,483	1.31%
Noninterest‑bearing liabilities:
Demand deposits	527,675			390,672
Other liabilities	27,988			30,327
Common stockholders' equity	200,886			182,818
Total liabilities and stockholders' equity	$1,978,220			$1,708,862
Net interest income and net interest margin		$57,959	3.09%		$52,643	3.28%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2021 and 2020.

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
Rate and Volume Analysis
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

	2021 Compared to 2020
	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$2,462	$(2,422)	$40
Commercial and industrial	1,475	(1,239)	236
Paycheck protection program	(219)	2,636	2,417
Commercial construction	(592)	39	(553)
Consumer residential	(405)	(670)	(1,075)
Consumer nonresidential	(284)	(17)	(301)
Total loans(1)	2,437	(1,673)	764

Investment securities(2)	2,251	(1,558)	693
Loans held for sale, at fair value	(236)	—	(236)
Restricted stock	(3)	(11)	(14)
Deposits at other financial institutions	347	(240)	107

Total interest income	4,796	(3,482)	1,314

Interest expense:

Interest - bearing deposits:
Interest checking	1,748	(1,363)	385
Savings and money markets	263	(661)	(398)
Time deposits	(1,768)	(1,896)	(3,664)
Wholesale deposits	(770)	(285)	(1,055)
Total interest - bearing deposits	(527)	(4,205)	(4,732)

Other borrowed funds	184	546	730
Total interest expense	(343)	(3,659)	(4,002)

Net interest income	$5,139	$177	$5,316
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2021 and 2020.
(3)Changes attributable to rate/volume have been allocated to volume.

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
Supplemental Financial Data and Reconciliations to GAAP Financial Measures
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
GAAP Financial Measurements:
Interest income:
Loans	$63,974	$63,446
Deposits at other financial institutions	260	153
Investment securities available‑for‑sale	3,860	3,156
Investment securities held‑to‑maturity	6	6
Restricted stock	328	342
Total interest income	68,428	67,103
Interest expense:
Interest‑bearing deposits	7,601	12,333
Other borrowed funds	2,880	2,150
Total interest expense	10,481	14,483
Net interest income	$57,947	$52,620
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	12	23
Total tax benefit on interest income	$12	$23
Tax equivalent net interest income	$57,959	$52,643
Net interest margin on a tax-equivalent basis	3.09%	3.28%
Net interest income for the year ended December 31, 2021 was $58.0 million on a fully taxable-equivalent basis, compared to $52.6 million for the year ended December 31, 2020, an increase of $5.3 million, or 10.1%. The increase in net interest income was primarily a result of a decrease in the cost of interest-bearing deposits, reflecting our efforts to decrease deposit rates in light of the current rate environment. During March 2020, in response to market conditions as the economy was impacted by COVID-19, the Federal Open Market Committee of the Federal Reserve reduced its targeted fed funds rate an unprecedented 150 basis points. We responded quickly by reducing deposit rates substantially to offset the repricing of the variable rate portion of our loan portfolio. During 2021, we continued to review interest rates on deposits and other borrowed funds and reduced rates where possible.
Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2021 and 2020 was 3.09% and 3.28%, respectively. The decrease in our net interest margin was primarily a result of the decreased rate environment during 2021, which decreased the yields on interest-earning assets, partially offset by our decrease in the cost of our interest-bearing liabilities.
The yield on interest-earning assets decreased 53 basis points to 3.65% for the year ended December 31, 2021, compared to 4.18% for the same period of 2020, a result of the decreased rate environment during 2021. In addition, our excess liquidity, which was caused by the increase in our deposits and PPP forgiveness, contributed to the reduction of our net interest margin an additional 12 basis points for 2021. Offsetting this decrease in yields on earning assets was a 45 basis point decrease in the cost of interest-bearing liabilities, reflecting the decreases in rates we made to help offset the decreased yields on our earning assets during 2021.

Average interest-earning assets increased by 16.6% to $1.87 billion at December 31, 2021 compared to $1.61 billion at December 31, 2020, which resulted in an increase in total interest income on a tax equivalent basis of $1.3 million, to $68.4 million for the year ended December 31, 2021 compared to $67.1 million for the year ended December 31, 2020. While volume increased during 2021, contributing $4.8 million in additional interest income, the decreases in average rate significantly impacted interest income earned, decreasing interest income by $3.5 million.
Average loans receivable increased $47.4 million to $1.46 billion for the year ended December 31, 2021, compared to $1.42 billion for the year ended December 31, 2020. The yield on average loans decreased 9 basis points to 4.37% for the year ended December 31, 2021. The increase in average volume of loans receivable contributed $2.4 million to interest income. However, the increase in interest income on loans was impacted by a decrease in yields earned on the loan portfolio, which decreased interest income $1.7 million. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2021 and 2020.
Average investment securities increased $84.9 million to $205.0 million for the year ended December 31, 2021, compared to $120.1 million for the year ended December 31, 2020. The significant increase in average investment securities was primarily a result of the increase in liquidity at the Bank as a result of PPP loan forgiveness and an increase in deposits during 2021. This excess liquidity was invested in fixed income securities which increased interest income $693 thousand on a tax equivalent basis for the year ended December 31, 2021. The yield on average investment securities decreased 76 basis points to 1.89% for the year ended December 31, 2021, primarily as a result of purchasing securities at lower average yields relative to the average yield of the portfolio.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the FRB, increased $137.4 million to $198.0 million for the year ended December 31, 2021, compared to $60.6 million for the year ended December 31, 2020. The significant increase in average was primarily a result of our deposit growth during 2021. The yield on average interest-earning deposits decreased 12 basis points to 0.13% for the year ended December 31, 2021.
Total average interest-bearing deposits increased $111.7 million to $1.16 billion at December 31, 2021 compared to $1.05 billion at December 31, 2020. Average noninterest-bearing deposits increased $137.0 million, or 35.1%, to $527.7 million at December 31, 2021, compared to $390.7 million at December 31, 2020. The increase in total deposits, and specifically noninterest-bearing deposits, reflects a combination of new customer relationships (primarily from PPP originations) as well as growth in average deposit balances from existing customers. The largest increase in average interest-bearing deposit balances was in our interest checking accounts, which increased $223.7 million compared to 2020. Average time deposits decreased $87.2 million to $230.7 million as of December 31, 2021 compared to $317.9 million at December 31, 2020, as customers now prefer short-term deposit options such as interest checking accounts as a result of the low interest rate environment. Average wholesale deposits decreased $63.2 million to $37.7 million as of December 31, 2021 compared to $100.9 million as of December 31, 2020, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. This change in the mix of our interest-bearing liabilities, in addition to the action taken by the Bank to reduce deposit rates during 2020 and 2021, have contributed to the decrease in our cost of interest-bearing deposits to 0.66% in 2021 from 1.18% in 2020.
The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased 87 basis points to 4.58% for the year ended December 31, 2021, from 3.71% for the same period in 2020, a result of the subordinated debt we issued during the fourth quarter of 2020 at 4.88% and the recognition of accelerated debt issuance costs of $380 thousand recorded during 2021.
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
We recorded a release of provision for loan losses of $500 thousand for the year ended December 31, 2021 compared to a provision for loan losses of $5.0 million for the same period of 2020. The allowance for loan losses at December 31, 2021 was $13.8 million compared to $15.0 million at December 31, 2020. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for December 31, 2021 and 2020 was 0.92% and 1.02%, respectively. The decrease in provision for loan losses during 2021 as compared to 2020 primarily reflects changes in certain qualitative factors as a result of the improvement in local economic conditions and the credit quality metrics of our loan portfolio during 2021 as well as a reduction in specific reserves on impaired loans. During 2021, we continued to evaluate our exposure to certain credit risks within industry segments in our loan portfolio that are most impacted by the pandemic and for those loans that have deferred payments. Industry subgroups such as retail, hotels, churches, and other commercial real estate loans were isolated within our allowance model, in addition to those loans deferring payments, and qualitative factors were adjusted to increase reserves for these loans as a result of their risk profiles during 2020. As a result of the improvement in the performance of these pandemic impacted loans, we eliminated the additional reserves recorded for these loans during 2021. Specific reserves decreased $1.9 million to $186 thousand for the year ended December 31, 2021, compared to $2.1 million at December 31, 2020, as a result of the impairment analysis completed for impaired loans during 2021.
See "Asset Quality" section below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for non-interest income for the years ended December 31, 2021 and 2020.
Non-Interest Income
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

			Change from Prior Year
	2021	2020	Amount	Percent
Service charges on deposit accounts	$1,028	$1,008	$20	2.0%
Fees on loans	110	511	(401)	(78.5)%
Gain on sale of securities available‑for‑sale	—	141	(141)	(100.0)%
Loss on loans held for sale	—	(451)	451	100.0%
BOLI income	994	1,109	(115)	(10.4)%
Income from minority membership interest	1,464	—	1,464	100.0%
Other fee income	706	573	133	23.2%
Total non‑interest income	$4,302	$2,891	$1,411	48.8%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Noninterest income for the years ended December 31, 2021 and 2020 was $4.3 million and $2.9 million, respectively, an increase of $1.4 million, or 48.8%. The increase in noninterest income for the year ended December 31, 2021 was primarily attributable to the Bank's income associated with its investment in ACM, recording $1.5 million during 2021. Fee income from service charges on deposits and other fee income was $1.7 million for the year ended December 31, 2021, an increase of 9.7%, as compared $1.6 million for the same period of 2020, primarily a result of an increase in customer deposit relationships over the past year. There were no loan swap fees for the year ended December 31, 2021 compared to $378 thousand for the year ended December 31, 2020. Income from BOLI decreased 10.4% to $994 thousand for the year ended December 31, 2021 as compared to $1.1 million for the year ended December 31, 2020. Noninterest income for the year ended December 31, 2020 included gains on the sale of securities available-for-sale totaling $141 thousand. These securities were sold as they had larger premiums susceptible to prepayment risk, decreasing future interest income. There were no gains on security sales during 2021. Noninterest income for 2020 were impacted by losses on loans held for sale totaling $451 thousand. Loans held for sale were comprised of consumer unsecured loans which were transferred to held for sale at the end of 2019. On April 1, 2020, we transferred these loans back to held for investment at the lower of cost or market as the market for these types of loans receded due to market volatility as a result of the COVID-19 pandemic.

Noninterest Expense
The following table reflects the components of non-interest expense for the years ended December 31, 2021 and 2020.
Non-Interest Expense
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

			Change from Prior Year
	2021	2020	Amount	Percent
Salaries and employee benefits	$18,980	$16,815	$2,165	12.9%
Occupancy and equipment expense	3,290	3,329	(39)	(1.2)%
Data processing and network administration	2,203	2,028	175	8.6%
State franchise taxes	1,983	1,864	119	6.4%
Audit, legal and consulting fees	1,489	986	503	51.0%
Merger and acquisition expense	1,445	—	1,445	100.0%
Loan related expenses	1,247	1,087	160	14.7%
FDIC insurance	770	748	22	2.9%
Marketing, business development and advertising	220	222	(2)	(0.9)%
Director fees	651	554	97	17.5%
Postage, courier and telephone	190	178	12	6.7%
Internet banking	542	517	25	4.8%
Dues, memberships & publications	174	131	43	32.8%
Bank insurance	411	373	38	10.2%
Printing and supplies	104	149	(45)	(30.2)%
Bank charges	118	72	46	63.9%
State assessments	167	209	(42)	(20.1)%
Core deposit intangible amortization	305	345	(40)	(11.6)%
Gain on sale of other real estate owned	(236)	—	(236)	(100.0)%
Impairment on branch closures	—	676	(676)	(100.0)%
Other operating expenses	487	555	(68)	(12.3)%
Total non‑interest expense	$34,540	$30,838	$3,702	12.0%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $34.5 million and $30.8 million for the years ended December 31, 2021 and 2020, respectively, an increase of $3.7 million, or 12.0%.
Salaries and benefits expense increased $2.2 million to $19.0 million for the year ended December 31, 2021 compared to $16.8 million for the same period in 2020, which was primarily related to additions to business development staff and associated accruals for incentive compensation during 2021. Merger-related expenses associated with our proposed merger totaled $1.4 million for the year ended December 31, 2021. Audit, legal and consulting fees increased $503 thousand to $1.5 million for the year ended December 31, 2021 as compared to the same period of 2020, primarily as a result of expenses incurred as a result of our membership interest purchase of ACM. Offsetting a portion of these increases is recorded gains of $236 thousand related to our sale of our OREO property during the fourth quarter of 2021.
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
Income Taxes
We recorded a provision for income tax expense of $6.3 million for the year ended December 31, 2021, an increase of $2.1 million, or 51.0%, compared to $4.2 million for the year ended December 31, 2020. Our effective tax rate for December 31, 2021 was 22.2%, compared to 21.1% for 2020. Our effective tax rate for 2021 is more than the statutory rate of 21% as a result of nondeductible merger expenses recorded during 2021.
Discussion and Analysis of Financial Condition
Overview
At December 31, 2021, total assets were $2.20 billion, an increase of 20.9%, or $381.4 million, from $1.82 billion at December 31, 2020. Total loans receivable, net of deferred fees and costs, increased 2.6%, or $37.8 million, to $1.50 billion at December 31, 2021, from $1.47 billion at December 31, 2020. Total investment securities increased by $231.6 million, or 183.2%, to $358.0 million at December 31, 2021, from $126.4 million at December 31, 2020. Total deposits increased 22.9%, or $351.3 million, to $1.88 billion at December 31, 2021, from $1.53 billion at December 31, 2020. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. The Bank had FHLB advances outstanding of $25.0 million at each of December 31, 2021 and 2020. At December 31, 2021, we had $19.5 million in subordinated notes, a decrease of $24.6 million, as we redeemed in full our 2016 issuance of subordinated debt totaling $25.0 million on September 30, 2021.
Loans Receivable, Net
Total loans receivable, net of deferred fees and costs, were $1.50 billion at December 31, 2021, an increase of $37.8 million, or 2.6%, compared to $1.47 billion at December 31, 2020. Excluding PPP loans, which decreased $124.8 million as a result of loan forgiveness, net loan growth was $162.6 million for the year ended December 31, 2021. During the second quarter of 2021, we began originating loans under a warehouse lending facility to ACM, which contributed $72.0 million to our loan growth during 2021.
PPP loans, net of deferred fees and costs, totaled $28.1 million at December 31, 2021, a decrease from $153.0 million at December 31, 2020. Loans forgiven during 2021 totaled $193.3 million. Net deferred fees associated with PPP loans totaled $568 thousand at December 31, 2021.
Commercial real estate loans totaled $906.1 million at December 31, 2021, or 60.1% of total loan receivable, compared to $790.0 million at December 31, 2020, an increase of $116.1 million, or 14.7%. Owner-occupied commercial real estate loans were $191.8 million at December 31, 2021 compared to $182.9 million at December 31, 2020. Nonowner-occupied commercial real estate loans were $714.3 million at December 31, 2021 compared to $607.5 million at December 31, 2020. Construction loans totaled $187.6 million at December 31, 2021, or 12.5% of total loans receivable. Of the $187.6 million in construction loans, $47.6 million are collateralized by land, and lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio) totaled $5.0 million at December 31, 2021. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
Commercial and industrial loans, excluding PPP loans, increased $54.5 million to $174.1 million at December 31, 2021, from $119.5 million at December 31, 2020. Consumer residential loans increased $32.7 million to $200.6 million at December 31, 2021, from $167.9 million at December 31, 2020, the increase primarily a result of ACM warehouse lending facility activity, which is secured by individual real estate loans. These loans are repurchased by ACM if not sold to ultimate investor within 60 days of settlement.

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2021.
Loan Maturities and Interest Rate Sensitivity
At December 31, 2021
(Dollars in thousands)

	One Year or Less	Between One and Five Years	Between Five and Fifteen Years	After Fifteen Years	Total
Commercial real estate	$48,594	$403,051	$454,127	$340	$906,112
Commercial and industrial	37,444	87,404	6,165	43,038	174,051
Paycheck protection program	6,338	22,361	—	—	28,699
Commercial construction	53,735	100,205	33,675	—	187,615
Consumer residential	50,356	66,719	60,031	23,498	200,604
Consumer nonresidential	5,307	902	1,175	2,920	10,304
Total loans receivable	$201,774	$680,642	$555,173	$69,796	$1,507,385
Fixed—rate loans	$105,679	$439,438	$364,406	$9,977	$919,500
Floating—rate loans	96,095	241,204	190,767	59,819	587,885
	$201,774	$680,642	$555,173	$69,796	$1,507,385
________________________
*Payments due by period are based on the repricing characteristics and not contractual maturities.
Asset Quality
Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO at December 31, 2021 were $3.5 million compared to $9.5 million at December 31, 2020. Our ratio of nonperforming assets to total assets was 0.16% at December 31, 2021 compared to 0.52% at December 31, 2020. TDRs, as of December 31, 2021 and 2020 totaled $92 thousand and $97 thousand, respectively.
Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, decreased $2.1 million during 2021 as compared to 2020. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, and not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $186 thousand and $2.1 million at December 31, 2021 and 2020, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2021, we had $3.0 million in loans identified as special mention within the originated loan portfolio, a decrease of $9.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserves management's close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2020 is a result of a significant number of loans being either upgraded or having been paid off during 2021. These loans do not have a specific reserve and are considered well-secured.
At December 31, 2021, we had $19.0 million in loans identified as substandard within the originated loan portfolio, an increase of $1.9 million from December 31, 2020. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At December 31, 2021, specific reserves on originated and acquired loans totaling $186 thousand, have been allocated within the allowance for loan losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs of 0.04% and 0.02% for the years ended December 31, 2021 and 2020, respectively. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Nonperforming assets:
Nonaccrual loans	$3,485	$5,349
Loans contractually past‑due 90 days or more	23	272
Total nonperforming loans (NPLs)	$3,508	$5,621
Other real estate owned (OREO)	—	3,866
Total nonperforming assets (NPAs)	$3,508	$9,487
Performing troubled debt restructurings (TDRs)	$92	$97
NPLs/Total Assets	0.16%	0.31%
NPAs/Total Assets	0.16%	0.52%
NPAs and TDRs/Total Assets	0.16%	0.53%
Allowance for loan losses/NPLs	394.21%	266.11%

At December 31, 2021 and 2020, there were no performing loans considered a potential problem loan. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or adversely classified or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.
We have evaluated our exposure to credit risks directly related to the COVID-19 pandemic. During 2020, as a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24.4% of the total loan portfolio. At December 31, 2021, remaining payment deferred loans totaled $10.6 million, or 0.71% of the total loan portfolio, comprising two loans. One loan is a hotel participation loan totaling $9.7 million and the second is a commercial real estate mixed use loan totaling $955 thousand.
We believe that as a result of our conservative underwriting discipline at loan origination coupled with the active dialogue we have had with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.
At December 31, 2020, we had one OREO property with a fair value of $3.9 million. In 2021, we sold this property and recognized a gain of approximately $236,000.
While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2021, our commercial real estate portfolio (including construction lending) was 72.6% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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
Allowance for Loan Losses
Years Ended December 31, 2021 and 2020
(Dollars in thousands)

	2021		2020
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$(453)	(0.03)%	$(106)	(0.01)%
Commercial and industrial	(117)	(0.01)%	62	—%
Consumer residential	35	—%	(39)	—%
Consumer nonresidential	(94)	(0.01)%	(206)	(0.01)%
Total	$(629)	(0.04)%	$(289)	(0.02)%
Average loans outstanding during the period	$1,463,829		$1,416,381
Allowance for loan losses to loans receivable, net of fees	0.92%		1.02%
Allowance for loan losses to loans receivable, net of fees, excluding PPP	0.94%		1.14%

Allocation of the Allowance for Loan Losses
At December 31, 2021 and 2020
(Dollars in thousands)

	2021		2020
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,995	60.11%	$9,291	53.69%
Commercial and industrial	1,827	11.55%	2,546	8.12%
Paycheck protection program	—	1.90%	—	10.59%
Commercial construction	2,009	12.45%	1,960	15.11%
Consumer residential	781	13.31%	690	11.41%
Consumer nonresidential	217	0.68%	471	1.08%
Unallocated	—	0.00%	—	0.00%
Total allowance for loan losses	$13,829	100.00%	$14,958	100.00%

___________________
*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity were $264 thousand at each of December 31, 2021 and 2020, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $357.8 million at December 31, 2021, an increase of $231.6 million, or 183.6%, from $126.2 million at December 31, 2020. During 2021, we purchased $245.7 million in available-for-sale investment securities to invest excess liquidity and reinvest cashflows received from the investment portfolio and PPP forgiveness.
As of December 31, 2021 and 2020, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities that carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $85.6 million and $9.2 million at December 31, 2021 and December 31, 2020, respectively.
We complete reviews for other-than-temporary impairment at least quarterly. At December 31, 2021 and December 31, 2020, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.
No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2021, and December 31, 2020.
We hold restricted investments in equities of the FRB and FHLB. At December 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2020, we owned $2.4 million in FHLB stock and $4.0 million in FRB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at December 31, 2021 and 2020.
Investment Securities by Stated Maturity
At December 31, 2021 and 2020
(Dollars in thousands)

	2021
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—%	2.92%	2.45%
Corporate bonds	—	3.98%	4.15%	—	4.12%
Mortgaged‑backed securities	—	—	2.21%	1.53%	1.57%
Total available‑for‑sale securities	—	3.27%	2.51%	1.53%	1.68%
Total investment securities	—	3.27%	2.51%	1.53%	1.68%

	2020
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of state and local municipalities	—	2.29%	2.25%	2.98%	2.58%
Corporate bonds	—	2.77%	5.26%	—	4.88%
Mortgaged‑backed securities	—	—	2.19%	2.08%	2.09%
Total available‑for‑sale securities	—	2.53%	3.37%	2.09%	2.40%
Total investment securities	—	2.53%	3.36%	2.09%	2.40%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2021 and 2020:

	Average Balance
(Dollars in thousands)	2021		2020
Noninterest-bearing demand	$527,675	31.29%	$390,672	27.17%
Interest-bearing deposits
Interest checking	587,151	34.82%	363,408	25.28%
Savings and money markets	303,317	17.99%	264,987	18.43%
Certificate of deposits, $100,000 to $249,999	58,453	3.47%	82,626	5.75%
Certificate of deposits, $250,000 or more	172,215	10.21%	235,224	16.36%
Other time deposits	37,657	2.22%	100,885	7.01%
Total	$1,686,468	100.00%	$1,437,802	100.00%

Total deposits were $1.88 billion at December 31, 2021, an increase of $351.3 million, or 22.9%, from $1.53 billion at December 31, 2020. Noninterest-bearing deposits totaled $581.3 million at December 31, 2021, comprising 30.9% of total deposits and increased $182.2 million, or 45.7%, compared to December 31, 2020. The increase in total deposits during 2021 reflects a combination of new customer relationships (including those new customers we assisted in their PPP loan originations) as well as growth in deposit balances from existing customers.
Wholesale deposits decreased to $35.0 million at December 31, 2021, from $50.0 million at December 31, 2020. In addition, we are a member of the IntraFi Network ("IntraFi"), which gives us the ability to offer Certificates of Deposit Account Registry Service ("CDARS"), and Insured Cash Sweep ("ICS"), products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2021 and December 31, 2020, we had $186.0 million and $138.9 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The increase from December 31, 2020 is a result of certain customers wanting additional FDIC insurance protection as a result of the pandemic in addition to increases in customer deposit activity in these products.
As of December 31, 2021 and 2020, the estimated amount of total uninsured deposits were $901.1 million and $653.2 million, respectively. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. The following table reports maturities of the estimated amount of uninsured certificates of deposit at December 31, 2021.
Certificates of Deposit Greater than $250,000
At December 31, 2021
(Dollars in thousands)

2021
Three months or less	$18,554
Over three months through six months	18,856
Over six months through twelve months	37,867
Over twelve months	14,418
$89,695
Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $44.5 million at December 31, 2021, and $69.1 million at December 31, 2020. For each of December 31, 2021 and 2020, we had $25.0 million in FHLB advances. Subordinated debt, net of unamortized issuance costs, totaled $19.5 million and $44.1 million at December 31, 2021 and 2020, respectively. For each of December 31, 2021 and 2020, we had no federal funds purchased.
At September 30, 2021, we redeemed our 2016 subordinated debt which totaled $25.0 million. As such, our subordinated debt at December 31, 2021 decreased to $19.5 million from $44.1 million at December 31, 2020.
On October 13, 2020, we completed our private placement of $20 million of our 4.875% fixed-to-floating rate subordinated notes due 2030 to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. We have used the proceeds from the placement of the Notes for general corporate purposes, including to support our capital ratios at the Bank, and the repayment of our $25.0 million outstanding subordinated debt which was called on September 30, 2021.

Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements are: (i) CET1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to our CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider our minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
On January 1, 2020, the federal banking agencies adopted a CBLR, which is calculated by dividing tangible equity capital by average consolidated total assets. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate.
At January 1, 2020, we qualified for and adopted this simplified capital structure, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.
Stockholders' equity at December 31, 2021 was $209.8 million, an increase of $20.3 million, compared to $189.5 million at December 31, 2020. The increase in stockholders' equity was primarily attributable to the recognition of net income of $21.9 million for the year ended December 31, 2021. Common stock issued as a result of option exercises increased stockholders' equity by $1.2 million for the year ended December 31, 2021. Accumulated other comprehensive income (loss) decreased $3.9 million during 2021, primarily as a result of a decrease in the market value of our available-for-sale investment securities portfolio.
Total stockholders' equity to total assets for December 31, 2021 was 9.52% and for December 31, 2020 was 10.4%. Tangible book value per shares (a non-GAAP financial measure which is defined in the table below) at December 31, 2021 and December 31, 2020 was $14.70 and $13.41, respectively. The Bank's CBLR at December 31, 2021 and 2020 was 10.53% and 11.65%, respectively. Accordingly, we were considered "well capitalized" for regulatory purposes at December 31, 2021 and December 31, 2020.
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

The following tables shows the minimum capital requirement and our capital position at December 31, 2021 and December 31, 2020 for the Bank.
Capital Components
At December 31, 2021 and 2020
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At December 31, 2021
Leverage capital ratio	$214,442	10.55%	$172,732	≥	8.50%
At December 31, 2020
Leverage capital ratio	$209,359	11.65%	$143,823	≥	8.00%
Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At December 31, 2021 and 2020
(Dollars in thousands, except per share data)

	2021	2020
Total stockholders' equity (GAAP)	$209,796	$189,500
Less: goodwill and intangibles, net	(8,052)	(8,357)
Tangible Common Equity (non-GAAP)	$201,744	$181,143

Book value per common share (GAAP)	$15.28	$14.03
Less: intangible book value per common share	(0.58)	(0.62)
Tangible book value per common share (non-GAAP)	$14.70	$13.41
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

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $598.7 million at December 31, 2021, or 27.2% of total assets, an increase from $267.2 million, or 14.7%, at December 31, 2020. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2021 was approximately $127.6 million. Borrowing capacity with the FRB was approximately $77.4 million at December 31, 2021. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $265.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic, provide for reasonable growth, and fully comply with all regulatory requirements.
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
At December 31, 2021 and December 31, 2020, unused commitments to fund loans and lines of credit totaled $183.1 million and $166.3 million, respectively. Commercial and standby letters of credit totaled $8.9 million and $5.5 million at December 31, 2021 and December 31, 2020, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a financial institution, we are exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Our goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that we maintain. We manage interest rate risk through an asset and liability committee ("ALCO"). ALCO is responsible for managing our interest rate risk in conjunction with liquidity and capital management.
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
At December 31, 2021, our asset/liability position was slightly asset sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the two-year time frame. Our net interest income would increase by 2.0% in an up 100 basis point scenario and would increase by 8.6% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 2.7% in an up 100 basis point scenario and would increase by 11.5% in an up 400 basis point scenario. This neutral asset/liability position is caused by the increase in non-interest demand deposits we have experienced during 2021. At December 31, 2021 and December 31, 2020, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.

Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2021 and December 31, 2020 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
December 31, 2021		December 31, 2020
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	8.57%	+400	(0.62)%
+300	6.47%	+300	(0.55)%
+200	4.24%	+200	(0.63)%
+100	1.99%	+100	(0.54)%
0	—	0	—
-100	(0.49)%	-100	(0.07)%
-200	(2.85)%	-200	(1.58)%
Economic value of equity ("EVE"), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.
The interest rate risk to capital at December 31, 2021 and December 31, 2020 is shown below and reflects that our market value of capital is in an asset position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2021 and December 31, 2020, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
December 31, 2021		December 31, 2020
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	(3.77)%	+400	6.64%
+300	(2.46)%	+300	6.14%
+200	(1.08)%	+200	4.84%
+100	(0.37)%	+100	2.68%
0	—	0	—
-100	(3.58)%	-100	(4.15)%
-200	(6.59)%	-200	(3.41)%

Item 8. Financial Statements and Supplementary Data
FVCBankcorp, Inc. and Subsidiary
Fairfax, Virginia
CONSOLIDATED FINANCIAL REPORT
December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
FVCBankcorp, Inc.
Fairfax, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Winchester, Virginia
March 24, 2022

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
December 31, 2021 and 2020
(In thousands, except share data)

			2021	2020
Assets
Cash and due from banks			$24,613	$20,835
Interest-bearing deposits at other financial institutions			216,345	120,228
Securities held-to-maturity (fair value of $0.3 million for both December 31, 2021 and 2020, respectively)			264	264
Securities available-for-sale, at fair value			357,774	126,151
Restricted stock, at cost			6,372	6,563
Loans, net of allowance for loan losses of $13.8 million and $15.0 million at December 31, 2021 and 2020, respectively			1,490,020	1,451,125
Premises and equipment, net			1,584	1,654
Accrued interest receivable			8,074	9,135
Prepaid expenses			1,393	621
Deferred tax assets, net			8,629	8,552
Goodwill and intangibles, net			8,052	8,357
Bank owned life insurance (BOLI)			39,171	38,178
Other real estate owned (OREO)			—	3,866
Operating lease right-of-use assets			10,167	11,125
Other assets			30,466	14,827
Total assets			$2,202,924	$1,821,481
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$581,293	$399,062
Interest-bearing checking, savings and money market			1,071,059	820,378
Time deposits			231,417	313,053
Total deposits			$1,883,769	$1,532,493
FHLB advances			$25,000	$25,000
Subordinated notes, net of issuance costs			19,510	44,085
Accrued interest payable			1,034	685
Operating lease liabilities			11,111	12,123
Accrued expenses and other liabilities			52,704	17,595
Total liabilities			$1,993,128	$1,631,981
Commitments and Contingent Liabilities
Stockholders' Equity
	2021	2020
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,727,045	13,510,760	$137	$135
Additional paid-in capital			121,798	119,568
Retained earnings			89,904	67,971
Accumulated other comprehensive (loss) income, net			(2,043)	1,826
Total stockholders' equity			$209,796	$189,500
Total liabilities and stockholders' equity			$2,202,924	$1,821,481
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2021 and 2020
(In thousands, except per share data)

	2021	2020
Interest and Dividend Income
Interest and fees on loans	$63,974	$63,446
Interest and dividends on securities held-to-maturity	6	6
Interest and dividends on securities available-for-sale	3,860	3,156
Dividends on restricted stock	328	342
Interest on deposits at other financial institutions	260	153
Total interest and dividend income	$68,428	$67,103
Interest Expense
Interest on deposits	$7,601	$12,333
Interest on federal funds purchased	—	81
Interest on short-term debt	346	267
Interest on subordinated notes	2,534	1,802
Total interest expense	$10,481	$14,483
Net Interest Income	$57,947	$52,620
Provision for (reversal of) loan losses	(500)	5,016
Net interest income after provision for (reversal of) loan losses	$58,447	$47,604
Noninterest Income
Service charges on deposit accounts	$1,028	$1,008
Gain on sale of securities available-for-sale	—	141
Loss on loans held for sale	—	(451)
BOLI income	994	1,109
Income from minority membership interest	1,464	—
Other income	816	1,084
Total noninterest income	$4,302	$2,891
Noninterest Expenses
Salaries and employee benefits	$18,980	$16,815
Occupancy and equipment expense	3,290	3,329
Data processing and network administration	2,203	2,028
State franchise taxes	1,983	1,864
Audit, legal and consulting fees	1,489	986
Merger and acquisition expense	1,445	—
Loan related expenses	1,247	1,087
FDIC insurance	770	748
Director fees	651	554
Core deposit intangible amortization	305	345
Gain on sale of other real estate owned	(236)	—
Impairment on branch closures	—	676
Other operating expenses	2,413	2,406
Total noninterest expenses	$34,540	$30,838
Net income before income tax expense	$28,209	$19,657
Income tax expense	6,276	4,156
Net income	$21,933	$15,501
Earnings per share, basic	$1.61	$1.14
Earnings per share, diluted	$1.50	$1.10
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Net income	$21,933	$15,501
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of tax expense (benefit) of $(1,226) and $473 in 2021 and 2020, respectively.	(4,404)	1,780
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $142 and $(142) in 2021 and 2020, respectively.	535	(532)
Reclassification adjustment for losses realized in income, net of tax expense of $0 and $29 for 2021 and 2020, respectively.	—	(112)
Total other comprehensive (loss) income	$(3,869)	$1,136
Total comprehensive income	$18,064	$16,637
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Cash Flows From Operating Activities
Net income	$21,933	$15,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	555	615
Provision for (reversal of) loan losses	(500)	5,016
Net amortization of premium of securities	528	497
Net accretion of deferred loan fees, costs, and purchase premiums	(5,830)	(2,782)
Net accretion of acquisition accounting adjustments	(442)	(1,073)
Gain on sale of other real estate owned	(236)	—
Gain on sale of available-for-sale securities	—	(141)
Loss on loans held for sale	—	451
Impairment loss on long lived assets	—	676
Payments received on loans held for sale, net	—	1,107
Amortization of subordinated debt issuance costs	488	88
Core deposits intangible amortization	305	345
Equity-based compensation expense	1,011	690
BOLI income	(994)	(1,109)
Income from minority membership interest	(1,464)	—
Deferred income tax expense (benefit)	1,007	(1,159)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable, prepaid expenses and other assets	9,480	(10,061)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilities	(6,396)	6,204
Net cash provided by operating activities	$19,445	$14,865
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(96,117)	$(102,002)
Purchases of securities available-for-sale	(245,731)	(34,796)
Proceeds from sales of securities available-for-sale	—	13,239
Proceeds from maturities and calls of securities available-for-sale	6,996	4,250
Proceeds from paydowns of securities available-for-sale	41,016	34,237
Decrease (increase) in restricted stock	191	(546)
Net increase in loans	(32,110)	(182,331)
Proceeds from sale of OREO	4,102	—
Purchase of minority membership interest	(22,200)	—
Purchases of premises and equipment, net	(485)	(353)
Net cash used in investing activities	$(344,338)	$(268,302)
Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$432,912	$356,057
Net decrease in time deposits	(81,649)	(109,306)
Redemption of subordinated debt, net	(23,813)	—
Decrease in federal funds purchased	—	(10,000)
Net increase in FHLB advances	—	10,000
Issuance of subordinated notes, net	—	19,510
Repurchase of shares of common stock	—	(7,280)
Common stock issuance	1,221	375
Net cash provided by financing activities	$328,671	$259,356
Net increase in cash and cash equivalents	$3,778	$5,919
Cash and cash equivalents, beginning of year	20,835	14,916
Cash and cash equivalents, end of year	$24,613	$20,835
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2021 and 2020
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	13,902	$139	$125,779	$52,470	$690	$179,078
Net income	—	—	—	15,501	—	15,501
Other comprehensive income	—	—	—	—	1,136	1,136
Repurchase of common stock	(487)	(5)	(7,275)	—	—	(7,280)
Common stock issuance for options exercised	62	1	374	—	—	375
Vesting of restricted stock grants	34	—	—	—	—	—
Stock-based compensation expense	—	—	690	—	—	690
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	21,933	—	21,933
Other comprehensive loss	—	—	—	—	(3,869)	(3,869)
Common stock issuance for options exercised	182	2	1,219	—	—	1,221
Vesting of restricted stock grants	34	—	—	—	—	—
Stock-based compensation expense	—	—	1,011	—	—	1,011
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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
The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. metropolitan area. The Bank commenced regular operations on November 27, 2007 and is a member of the Federal Reserve System. It is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.
On August 31, 2021, the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify the Bank's held to investment loan portfolio. The investment is accounted for using the equity method of accounting.
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
(b)    Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for business combinations and impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, and other-than-temporary impairment.
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
(Dollars in thousands, except per share data)
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
During 2019, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC Topic 310-20.
Purchased credit-impaired ("PCI") loans, which are the non-performing loans acquired in the Company's acquisition of Colombo, are loans acquired at a discount (that is due, in part, to credit quality). These loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. The Company accounts for interest income on all loans acquired at a discount (that is due, in part, to credit quality) based on the acquired loans' expected cash flows. The acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow. The difference between the cash flows expected at acquisition and the investment in the loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each pool. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment to any previously recognized allowance for loan loss for that pool of loans and then through an increase in the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received).

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
Nonperforming assets include nonaccrual loans, loans past-due 90 days or more and other real estate owned ("OREO").
The allowance for loan losses is increased or decreased by provisions for or reversals of loan losses, increased by recoveries of previously charged-off loans, and decreased by loan charge-offs.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
Consumer Residential. This portfolio consists primarily of home equity lines of credit ("HELOCs") that we originate in our market areas. Our HELOCs generally have a maximum loan to value of up to 85%, however, actual loan to values are typically lower than the maximum. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties located in our market area for yield and diversification.
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
The Company's policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, the Company requires its lending officers to review the borrower's collateral and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2021 and 2020 is a reasonable estimate of known and inherent losses in the loan portfolio at those dates.
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
The Company follows ASU No. 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. The Company elected the practical expedient provided by Topic 842 not to allocate consideration in a contract between lease and non-lease components. The Company also elected, as provided by the standard, not to recognize right-of-use assets and lease liabilities for short-term leases, defined by the standard as leases with terms of 12 months or less.
Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
During 2020, the Company closed two branch office locations, which resulted in an impairment loss on right-of-use assets of $508 thousand and derecognition of right-of-use assets and lease liabilities of $458 thousand. No branch office locations were closed during 2021.
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
No impairment was recorded for 2021 and 2020.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded as of December 31, 2021 and 2020. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
(m)    Comprehensive Income (Loss)
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and interest rate swaps for 2021 and 2020, which are also recognized as separate components of equity. Items reclassified out of accumulated other comprehensive income (loss) to net income relate solely to realized gains (losses) on sales of securities available-for-sale and appear under the caption "Gain on sale of securities available-for-sale" in the Company's consolidated statements of income.
(n)    Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
(o)    Equity-based Compensation
The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the years presented, all of the Company's stock options are classified as equity awards.
The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. During 2018, the Company began granting restricted stock units which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2021 and 2020.
(p)    401(k) Plan
Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $377 thousand and $350 thousand for the years ended December 31, 2021 and 2020, respectively.
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
(Dollars in thousands, except per share data)
(r)    Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's method of presentation. None of these reclassifications were significant.
(s)    Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission ("SEC"), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, determined its allowance methodology and is running the model parallel to the Company's incurred loss model.
Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification ("ASC") 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.
In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. To facilitate an orderly transition from interbank offered rates and other benchmark rates to alternative reference rates ("ARRs"), the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.
In August 2020, the FASB issued ASU No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The ASU simplifies accounting for convertible instruments by

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, including the Company, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for a modification or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants." This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 3. Investment Securities and Other Investments
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2021 and 2020, are as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$13,719	$—	$(283)	$13,436
Securities of state and local municipalities tax exempt	1,393	58	—	1,451
Securities of state and local municipalities taxable	607	—	(11)	596
Corporate bonds	13,970	259	(78)	14,151
SBA pass-through securities	107	1	—	108
Mortgage-backed securities	316,313	1,352	(3,827)	313,838
Collateralized mortgage obligations	14,230	113	(149)	14,194
Total Available-for-sale Securities	$360,339	$1,783	$(4,348)	$357,774

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$10	$—	$274
Total Held-to-maturity Securities	$264	$10	$—	$274
Available-for-sale
Securities of state and local municipalities tax exempt	$3,398	$95	$—	$3,493
Securities of state and local municipalities taxable	804	14	—	818
Corporate bonds	12,974	80	(237)	12,817
SBA pass-through securities	138	3	—	141
Mortgage-backed securities	81,296	2,479	(61)	83,714
Collateralized mortgage obligations	24,476	718	(26)	25,168
Total Available-for-sale Securities	$123,086	$3,389	$(324)	$126,151
The Company had securities with a market value of $5.8 million and $9.2 million pledged with the Federal Reserve Bank of Richmond (the "FRB") for the years ended December 31, 2021 and 2020, respectively.
The Company had securities with a market value of $79.7 million pledged with the Treasury Board of Virginia at the Community Bankers' Bank at December 31, 2021. There were no securities pledged with the Treasury Board of Virginia at the Community Bankers' Bank at December 31, 2020.
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020, respectively. The reference point for determining when securities are in an unrealized loss position is month-end.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the prior twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$13,275	$(283)	$—	$—	$13,275	$(283)
Securities of state and local municipalities taxable	595	(11)	—	—	595	(11)
Corporate bonds	3,922	(78)	—	—	3,922	(78)
Mortgage-backed securities	216,278	(3,175)	19,225	(652)	235,503	(3,827)
Collateralized mortgage obligations	3,362	(82)	1,814	(67)	5,176	(149)
Total	$237,432	$(3,629)	$21,039	$(719)	$258,471	$(4,348)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,240	$(10)	$2,000	$(227)	$6,240	$(237)
Mortgage-backed securities	17,504	(61)	—	—	17,504	(61)
Collateralized mortgage obligations	2,098	(26)	—	—	2,098	(26)
Total	$23,842	$(97)	$2,000	$(227)	$25,842	$(324)
Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities taxable: The unrealized loss on one of the investment in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The investment carries an S&P investment grade rating of AAA.
Corporate bonds: The unrealized losses on the Company's investments in four corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+. The remaining three investments do not carry a rating.
Mortgage-backed securities: The unrealized losses on the Company's investment in thirty-nine mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.
Collateralized mortgage obligations (CMOs): The unrealized loss associated with nine CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The amortized cost and fair value of securities available-for-sale as of December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2021
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$—	$—	$3,393	$3,437
After 5 years through 10 years	264	270	44,617	45,153
After 10 years	—	—	312,329	309,184
Total	$264	$270	$360,339	$357,774
For the years ended December 31, 2021 and 2020, proceeds from principal repayments of securities were $48.0 million and $38.5 million, respectively. No securities were sold during 2021. For the year ended December 31, 2020, proceeds from sales of securities amounted to $13.2 million, respectively, and gross realized gains amounted to $141 thousand. There were no realized losses in 2021 and 2020.
The Company has other investments in the form of restricted stock totaling $6.4 million and $6.6 million at December 31, 2021 and 2020, respectively. The following table discloses the types of investments included in other investments:

	2021	2020
Federal Reserve stock	$4,378	$3,973
FHLB stock	1,847	2,443
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
	$6,372	$6,563
As members of the FRB and the FHLB, the Company's banking subsidiary is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding and participate in other services offered by this institution. These investments are carried at cost since no active trading markets exist.
Note 4. Loans and Allowance for Loan Losses
A summary of loan balances by type follows:

	2021			2020
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$887,310	$18,802	$906,112	$761,876	$28,149	$790,025
Commercial and industrial	199,040	3,710	202,750	271,039	4,295	275,334
Commercial construction	186,572	1,043	187,615	220,845	1,474	222,319
Consumer real estate	176,682	23,922	200,604	133,940	33,932	167,872
Consumer nonresidential	10,277	27	10,304	15,802	33	15,835
	$1,459,881	$47,504	$1,507,385	$1,403,502	$67,883	$1,471,385
Less:
Allowance for loan losses	13,829	—	13,829	14,333	625	14,958
Unearned income and (unamortized premiums), net	3,536	—	3,536	5,302	—	5,302
Loans, net	$1,442,516	$47,504	$1,490,020	$1,383,867	$67,258	$1,451,125

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
During 2018, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).
The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition as of December 31, 2021 and 2020 are as follows:

2021
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$207
Carrying amount	—
Other acquired loans
Outstanding principal balance	48,049
Carrying amount	47,504
Total acquired loans
Outstanding principal balance	48,256
Carrying amount	47,504

2020
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$4,010
Carrying amount	3,064
Other acquired loans
Outstanding principal balance	65,656
Carrying amount	64,819
Total acquired loans
Outstanding principal balance	69,666
Carrying amount	67,883
The following table presents changes for the year ended December 31, 2021 and 2020 in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

Balance at January 1, 2021	$216
Accretion	(217)
Reclassification of nonaccretable difference due to improvement in expected cash flows	54
Other changes, net	(50)
Balance at December 31, 2021	$3

Balance at January 1, 2020	$371
Accretion	(878)
Reclassification of nonaccretable difference due to improvement in expected cash flows	691
Other changes, net	32
Balance at December 31, 2020	$216

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
An analysis of the allowance for loan losses for the years ended December 31, 2021 and 2020 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Allowance for loan losses:
Beginning Balance	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(477)	(117)	—	—	(255)	(849)
Recoveries	24	—	—	35	161	220
Provision (reversal)	157	(602)	49	56	(160)	(500)
Ending Balance	$8,995	$1,827	$2,009	$781	$217	$13,829

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2020
Allowance for loan losses:
Beginning Balance	$6,399	$1,275	$2,067	$417	$73	$10,231
Charge-offs	(115)	—	—	(41)	(254)	(410)
Recoveries	9	62	—	2	48	121
Provision (reversal)	2,998	1,209	(107)	312	604	5,016
Ending Balance	$9,291	$2,546	$1,960	$690	$471	$14,958

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans and impairment method as of December 31, 2021 and 2020, by portfolio segment:

	Allowance for Loan Losses
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$181	$—	$5	$—	$186
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,995	1,646	2,009	776	217	13,643
	$8,995	$1,827	$2,009	$781	$217	$13,829

	Loans Receivable
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,915	$5,214	$1,557	$343	$—	$19,029
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	894,197	197,536	186,058	200,261	10,304	1,488,356
	$906,112	$202,750	$187,615	$200,604	$10,304	$1,507,385

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

	Allowance for Loan Losses
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2020
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$625	$1,450	$—	$25	$—	$2,100
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	8,666	1,096	1,960	665	471	12,858
	$9,291	$2,546	$1,960	$690	$471	$14,958

	Loans Receivable
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2020
Financing receivables:
Ending Balance
Individually evaluated for impairment	$13,379	$7,086	$—	$254	$—	$20,719
Purchased credit impaired loans	3,007	—	—	57	—	3,064
Collectively evaluated for impairment	773,639	268,248	222,319	167,561	15,835	1,447,602
	$790,025	$275,334	$222,319	$167,872	$15,835	$1,471,385
Impaired loans by class excluding purchased credit impaired, as of December 31, 2021 and 2020 are summarized as follows:
Impaired Loans – Originated Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	181	1,711	95
Commercial construction	—	—	—	—	—
Consumer real estate	93	93	5	95	7
Consumer nonresidential	—	—	—	—	—
	$1,771	$1,781	$186	$1,806	$102
2021
With no related allowance:
Commercial real estate	$11,915	$11,915	$—	$11,947	$581
Commercial and industrial	3,536	3,536	—	3,660	238
Commercial construction	1,557	1,596	—	1,597	174
Consumer real estate	250	250	—	250	28
Consumer nonresidential	—	—	—	—	—
	$17,258	$17,297	$—	$17,454	$1,021

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Impaired Loans – Acquired Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—
2021
With no related allowance:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$—	$—	$—	$—	$—
Impaired Loans – Originated Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2020
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	5,287	5,287	1,450	5,682	358
Commercial construction	—	—	—	—	—
Consumer real estate	97	97	25	99	6
Consumer nonresidential	—	—	—	—	—
	$5,384	$5,384	$1,475	$5,781	$364
2020
With no related allowance:
Commercial real estate	$9,926	$9,930	$—	$9,938	$133
Commercial and industrial	1,799	1,799	—	2,433	148
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$11,725	$11,729	$—	$12,371	$281

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Impaired Loans – Acquired Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2020
With an allowance recorded:
Commercial real estate	$3,303	$4,316	$625	$4,811	$267
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$3,303	$4,316	$625	$4,811	$267
2020
With no related allowance:
Commercial real estate	$150	$164	$—	$164	$13
Commercial and industrial	157	215	—	215	12
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$307	$379	$—	$379	$25
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2021 and 2020:
2021 – Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$875,395	$193,426	$182,497	$176,271	$10,277	$1,437,866
Special mention	—	400	2,518	68	—	2,986
Substandard	11,915	5,214	1,557	343	—	19,029
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$887,310	$199,040	$186,572	$176,682	$10,277	$1,459,881
2021 – Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$18,802	$3,710	$1,043	$23,922	$27	$47,504
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,802	$3,710	$1,043	$23,922	$27	$47,504
2020 – Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$741,570	$262,355	$220,845	$133,750	$15,802	$1,374,322
Special mention	10,380	1,598	—	93	—	12,071
Substandard	9,926	7,086	—	97	—	17,109
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$761,876	$271,039	$220,845	$133,940	$15,802	$1,403,502
2020 – Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$24,696	$4,295	$1,474	$33,844	$33	$64,342
Special mention	—	—	—	—	—	—
Substandard	3,453	—	—	88	—	3,541
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$28,149	$4,295	$1,474	$33,932	$33	$67,883
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2021, the Company had $3.0 million in loans identified as special mention within the originated loan

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
portfolio, a decrease of $9.1 million from December 31, 2020. Special mention rated loans are loans that have a potential weakness that deserve management's close attention. These loans do not have a specific reserve and are considered well-secured. At December 31, 2021, the Company had $19.0 million in loans identified as substandard within the originated loan portfolio, an increase of $1.9 million from December 31, 2020. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of December 31, 2021, specific reserves on originated and acquired loans totaling $0.2 million, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2021 and 2020:
2021 – Originated Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$887,310	$887,310	$—	$—
Commercial and industrial	—	—	1,678	1,678	197,362	199,040	—	1,678
Commercial construction	—	—	1,557	1,557	185,015	186,572	—	1,557
Consumer real estate	—	—	250	250	176,432	176,682	—	250
Consumer nonresidential	14	21	18	53	10,224	10,277	18
Total	$14	$21	$3,503	$3,538	$1,456,343	$1,459,881	$18	$3,485
2021 – Acquired Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$18,802	$18,802	$—	$—
Commercial and industrial	—	—	—	—	3,710	3,710	—	—
Commercial construction	—	—	—	—	1,043	1,043	—	—
Consumer real estate	234	—	5	239	23,683	23,922	5	—
Consumer nonresidential	2	—	—	2	25	27	—	—
Total	$236	$—	$5	$241	$47,263	$47,504	$5	$—
2020 – Originated Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$88	$—	$88	$761,788	$761,876	$—	$—
Commercial and industrial	—	—	2,883	2,883	268,156	271,039	—	2,883
Commercial construction	—	13	—	13	220,832	220,845	—	—
Consumer real estate	347	76	—	423	133,517	133,940	—	—
Consumer nonresidential	—	—	44	44	15,758	15,802	44	—
Total	$347	$177	$2,927	$3,451	$1,400,051	$1,403,502	$44	$2,883

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
2020 – Acquired Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$694	$—	$2,309	$3,003	$25,146	$28,149	$—	$2,309
Commercial and industrial	—	—	—	—	4,295	4,295	—	—
Commercial construction	111	—	—	111	1,363	1,474	—	—
Consumer real estate	353	108	385	846	33,086	33,932	228	157
Consumer nonresidential	—	—	—	—	33	33	—	—
Total	$1,158	$108	$2,694	$3,960	$63,923	$67,883	$228	$2,466
There were overdrafts of $58 thousand and $72 thousand at December 31, 2021 and 2020, respectively, which have been reclassified from deposits to loans. At December 31, 2021 and 2020, loans with a carrying value of $290.3 million and $132.6 million were pledged to the FHLB.
There were no defaults of TDRs where the default occurred within twelve months of the restructuring during the years ended December 31, 2021 and December 31, 2020.
No TDRs were originated during the year ended December 31, 2021. The following table presents the TDRs originated during the year ended December 31, 2020:

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$97	$97
Total	1	$97	$97
For each of December 31, 2021 and 2020, the Company had a recorded investment in TDRs of $92 thousand and $97 thousand, respectively.
The concessions made in TDRs were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt. The payment deferrals that were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.
Note 5. Other Real Estate Owned
The Company had no OREO property at December 31, 2021 compared to $3.9 million at December 31, 2020. OREO totaling $3.9 million was sold during 2021 and the Company recognized a gain on sale of OREO of $236 thousand. There was no activity in 2020. There were no foreclosed residential real estate properties recorded in OREO as a result of obtaining physical possession of the property at December 31, 2021 and 2020. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2021 and 2020. The Company recorded no impairment charges during 2021 and 2020.
Note 6. Goodwill and Intangibles
As a result of the Company's acquisition of Colombo in October 2018, the Company recognized goodwill and core deposit intangibles.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2019	$204	$145	$1,950	$463	$2,154	$608
2020 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	326	—	326
Balance at December 31, 2020	$204	$165	$1,950	$789	$2,154	$954
2021 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	285	—	285
Balance at December 31, 2021	$204	$185	$1,950	$1,074	$2,154	$1,259
The aggregate amortization expense was $305 thousand for 2021 and $345 thousand for 2020. The estimated amortization expense for the next five years and thereafter is as follows:

2022	$262
2023	205
2024	165
2025	125
2026	85
Thereafter	53
The carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

Balance at December 31, 2021 and 2020	$7,157
Note 7. Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows:

	2021	2020
Leasehold improvements	$3,039	$2,715
Furniture, fixtures and equipment	4,163	4,081
Computer software	1,275	1,233
Land	61	61
Buildings	196	196
Vehicles	47	—
	$8,781	$8,286
Less: accumulated depreciation	7,197	6,632
	$1,584	$1,654
For the years ended December 31, 2021 and 2020, depreciation expense was $555 thousand and $615 thousand, respectively.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.
The following tables present information about leases as of December 31, 2021 and 2020:

	2021	2020
Right-of-Use-Asset	$10,167	$11,125
Lease Liability	$11,111	$12,123
Weighted Average Remaining Lease Term (Years)	8.9	9.8
Weighted Average discount rate	3.20%	3.22%

	Years Ended December 31,
	2021	2020
Operating Lease Expense	$1,626	$1,694

Cash paid for amounts included in lease liabilities	$1,559	$1,582
Impairment loss on right-of-use asset	—	508
Derecognition of right-of-use asset and lease liabilities	—	458
Right-of-use assets obtained in exchange for operating lease liabilities	207	59
The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability:

2022	$1,667
2023	1,666
2024	1,596
2025	1,441
2026	1,343
Thereafter	5,123
Total	$12,836
Less: discount	(1,725)
$11,111

Note 8. Deposits
Remaining maturities on certificates of deposit are as follows:

2022	$191,589
2023	27,508
2024	7,458
2025	3,375
2026	1,487
$231,417
Total time deposits greater than $250,000 were $89.7 million and $100.8 million at December 31, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
At December 31, 2021 and 2020, the Company had one customer relationship whose related balance on deposit exceeded 5% of outstanding deposits. This customer relationship comprises 17% of outstanding deposits at December 31, 2021 and 10% of outstanding deposits at December 31, 2020.
Brokered deposits totaled $35.0 million and $50.0 million at December 31, 2021 and 2020, respectively.
Note 9. Other Borrowed Funds
Other borrowed funds at December 31, 2021 and 2020 consist of the following:

	FHLB Advances		Subordinated Debt, net
	2021	2020	2021	2020
Balance Outstanding at December 31	$25,000	$25,000	$19,510	$44,085
Maximum balance at any month end during the year	$25,000	$25,000	$44,157	$44,085
Average balance for the year	$25,000	$23,115	$37,856	$28,790
Weighted average rate on borrowings at year end	0.20%	0.23%	4.88%	5.50%
The Company had $25 million of FHLB advances at each of December 31, 2021 and December 31, 2020. The FHLB advances outstanding at December, 31, 2021 mature during the first quarter of 2022. At December 31, 2021, 1-4 family residential loans with a lendable value of $23.2 million, multi-family residential loans with a lendable value of $42.8 million, home equity lines of credit with a lendable value of $8.1 million and commercial real estate loans with a lendable value of $129.5 million were pledged against an available line of credit with the FHLB totaling $203.6 million as of December 31, 2021. The Bank has a letter of credit with the FHLB in the amount of $51.0 million for the purpose of providing collateral for Virginia public deposits. The remaining lendable collateral value at December 31, 2021 totaled $127.6 million.
The Company has unsecured lines of credit with correspondent banks totaling $265.0 million at December 31, 2021 and $269.0 million at December 31, 2020, available for overnight borrowing. At December 31, 2021 and 2020, none of these lines of credit with correspondent banks were drawn upon.
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
The Company had the option, on any scheduled interest payment date on or after June 30, 2021, to redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days' notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. In August 2021, the Company provided a redemption notice to each holder of the subordinated notes that the notes would be redeemed in full on September 30, 2021 or such later date as the holder returned its note to the Company. $23.8 million of principal was redeemed and paid during the year ended December 31, 2021. The remaining principal balance of $1.2 million as of December 31, 2021 is included in other liabilities. The remaining note holders redeemed their notes in February 2022. The notes stopped accruing interest effective as of September 30, 2021 redemption date.
On October 13, 2020, the Company completed its private placement of $20 million of its 4.875% fixed-to-floating subordinated notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at the then current three-month Secured Overnight Financing Rate plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes. The Company used the proceeds from the placement of the Notes for general corporate purposes, including to support capital ratios at the Bank, and the repayment of the $25.0 million outstanding subordinated debt called in August 2021.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The Notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the Basel III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank.
Note 10. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$3,131	$3,365
Net operating loss carryforward – federal and state	2,785	3,204
Bank premises and equipment	184	224
Nonqualified stock options and restricted stock	611	546
Organizational and start-up expenses	22	34
Acquisition accounting adjustments	258	181
Non-accrual loan interest	24	66
Deferred loan costs	801	1,193
Lease liability	2,516	2,728
Unrealized loss on securities available for sale	582	—
Unrealized loss on interest rate swap	17	158
	$10,931	$11,699
Deferred Tax Liabilities:
Right-of-use assets	$(2,302)	$(2,503)
Unrealized gain on securities available for sale	—	(644)
	$(2,302)	$(3,147)
Net Deferred Tax Assets	$8,629	$8,552
The income tax expense charged to operations for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current tax expense	$5,269	$5,315
Deferred tax expense (benefit)	1,007	(1,159)
	$6,276	$4,156

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2021	2020
Computed "expected" tax expense	$5,924	$4,128
Increase (decrease) in income taxes resulting from:
State income tax expense	472	294
Non-deductible expense	231	31
Tax free income	(217)	(251)
Tax benefits from exercise of stock options	(163)	(89)
Other	29	43
	$6,276	$4,156
The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2018.
Under the provisions of the Internal Revenue Code, the Company has $11.7 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. The federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.
Note 11. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2021. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2021, the Company entered into 19 interest rate swap agreements which were collateralized by $6.7 million in cash. As of December 31, 2020, the Company entered into 21 interest rate swap agreements which were collateralized by $14.0 million in cash.
The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,643	$6,052
Pay Fixed/Receive Variable Swaps	80,643	(6,052)

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

	December 31, 2020
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$97,658	$12,880
Pay Fixed/Receive Variable Swaps	97,658	(12,880)
Interest Rate Risk Management—Cash Flow Hedging Instruments
The Company uses FHLB advances and other wholesale funding from time to time as a source of funds for use in the Company's lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments). The Company believes it is prudent to reduce this interest rate risk. To meet this objective, the Company entered into interest rate swap agreements whereby the Company reduces the interest rate risk associated with the Company's variable rate advances (or other wholesale funding) from the designation date and going through the maturity date.
At December 31, 2021 and 2020, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

(Dollars in thousands)	2021	2020
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	0.21%	0.24%
Weighted average maturity in years	1.10 years	2.10 years
Unrealized loss relating to interest rate swaps	$(77)	$(754)
These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At December 31, 2021 and 2020, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funds are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2021 and 2020, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.
Note 12. Financial Instruments with Off-Balance Sheet Risk
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
At December 31, 2021 and 2020, the following financial instruments were outstanding which contract amounts represent credit risk:

	2021	2020
Commitments to grant loans	$90,591	$13,598
Unused commitments to fund loans and lines of credit	183,145	166,259
Commercial and standby letters of credit	8,930	5,529
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $32.8 million and $25.3 million at December 31, 2021 and 2020, respectively.
Note 13. Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. A financial institution’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”). The Statement, among other things, exempts bank holding companies that have assets below a specified asset threshold from the consolidated regulatory capital requirements. The rule expanded the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the rule, the Company qualifies as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being fully phased in January 1, 2019. As a part of the requirements, the Common Equity Tier 1 Capital ratio is calculated and utilized in the assessment of capital for all institutions. Under the Basel III rules, institutions must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.

Prompt corrective action regulations, which also apply to the Bank, provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Pursuant to the EGRRCPA, federal banking agencies have provided for an optional, simplified measure of capital adequacy, the community bank leverage ratio (“CBLR”) framework, for qualifying community bank organizations with less than $10 billion in consolidated total assets. Organizations that qualify could opt in to the CBLR framework beginning January 1, 2020 or any time thereafter. An institution that maintains a leverage ratio that exceeds the CBLR is considered to have met all generally applicable leverage and risk based capital requirements (including the Basel III rules), the capital ratio requirements for “well capitalized” status under the prompt corrective action regulations, and any other leverage or capital requirements to which it is subject. On January 1, 2020, the Company opted in to the CBLR framework.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

The Coronavirus Aid, Relief, and Economic Security Act, passed in response to the COVID-19 pandemic, directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2021. In April 2020, the federal banking agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter of 2021, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) could elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2021, 8.5% for 2021, and 9% thereafter, and maintained a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. As of December 31, 2021 and 2020, the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized under the prompt corrective action regulations.
The capital ratios for the Bank as of December 31, 2021 and 2020 are shown in the following table.

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Capital (to Average Assets)	$214,442	10.55%	$172,732	8.500%
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$209,359	11.65%	$143,823	8.000%
Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2021, $36.9 million of retained earnings is available to pay dividends.
Note 14. Related Party Transactions
Officers, directors and their affiliates had borrowings of $19.5 million and $14.3 million at December 31, 2021 and 2020, respectively, with the Company. During the years ended December 31, 2021 and 2020, total principal additions were $9.0 million and $476 thousand, respectively, and total principal payments were $3.8 million and $608 thousand, respectively.
Related party deposits amounted to $31.7 million and $43.7 million at December 31, 2021 and 2020, respectively.
Note 15. Stock-Based Compensation Plan
The Company's Amended and Restated 2008 Option Plan (the "Plan"), which is shareholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In June 2018, the shareholders approved an amendment to the Amended and Restated 2008 Plan to extend the term of the plan until 2028 and increase the number of shares authorized for issuance under the Plan by 200,000 shares.
The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At December 31, 2021, 50,295 shares were available to grant under the Plan.
No options were granted during 2021 and 2020. For the year ended December 31, 2021, no shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. For the year ended

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
December 31, 2020, 2,737 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.
A summary of option activity under the Plan as of December 31, 2021, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2020	1,727,945	$8.14	3.17	—
Granted	—	—
Exercised	(182,292)	6.70
Forfeited or expired	(760)	10.76
Outstanding and Exercisable at December 31, 2021	1,544,893	$8.31	2.46	$17,566,446
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on changes in the market value of the Company's stock.
As of December 31, 2021, all outstanding shares of the Plan are fully vested and amortized. Tax benefits recognized for qualified and non-qualified stock option exercises during 2021 and 2020 totaled $163 thousand and $89 thousand, respectively.
A summary of the Company's restricted stock grant activity as of December 31, 2021 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	72,743	$18.82
Granted	117,238	17.51
Vested	(33,993)	18.44
Forfeited	(4,585)	17.84
Balance at December 31, 2021	151,403	$17.92
The compensation cost that has been charged to income for the plan was $1.0 million and $690 thousand for 2021 and 2020, respectively. As of December 31, 2021, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 33 months.
Note 16. Fair Value Measurements
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021 Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,436	$—	$13,436	$—
Securities of state and local municipalities tax exempt	1,451	—	1,451	—
Securities of state and local municipalities taxable	596	—	596	—
Corporate bonds	14,151	—	14,151	—
SBA pass-through securities	108	—	108	—
Mortgage-backed securities	313,838	—	313,838	—
Collateralized mortgage obligations	14,194	—	14,194	—
Total Available-for-Sale Securities	$357,774	$—	$357,774	$—

		Fair Value Measurements at December 31, 2020 Using
	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of state and local municipalities tax exempt	$3,493	$—	$3,493	$—
Securities of state and local municipalities taxable	818	—	818	—
Corporate bonds	12,817	—	12,817	—
SBA pass-through securities	141	—	141	—
Mortgage-backed securities	83,714	—	83,714	—
Collateralized mortgage obligations	25,168	—	25,168	—
Total Available-for-Sale Securities	$126,151	$—	$126,151	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,497	$—	$—	$1,497
Consumer residential	88	—	—	88
Total Impaired loans	$1,585	$—	$—	$1,585

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

		Fair Value Measurements Using
	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial real estate	$2,678	$—	$—	$2,678
Commercial and industrial	3,837	—	—	3,837
Consumer residential	72	—	—	72
Total Impaired loans	$6,587	$—	$—	$6,587
Other real estate owned	$3,866	$—	$—	$3,866
The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2021 and 2020:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,497	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total Impaired loans	$1,585	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial real estate	$2,678	Discounted appraised value	Marketability/Selling costs	0% - 6%	4.42%
Commercial and industrial	$3,837	Discounted appraised value	Marketability/Selling costs	7% - 8%	7.81%
Consumer residential	$72	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total Impaired loans	$6,587	Discounted appraised value	Marketability/Selling costs	0% - 8%	6.23%
Other real estate owned	$3,866	Discounted appraised value	Selling costs	10.51%

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2021 and 2020. Fair values for December 31, 2021 and 2020 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

		Fair Value Measurements as of December 31, 2021 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,613	$24,613	$—	$—
Interest-bearing deposits at other institutions	216,345	216,345	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	357,774	—	357,774	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,490,020	—	—	1,493,185
Bank owned life insurance	39,171	—	39,171	—
Accrued interest receivable	8,074	—	8,074	—
Financial liabilities:
Checking, savings and money market accounts	$1,652,352	$—	$1,652,352	$—
Time deposits	231,417	—	232,837	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,510	—	18,133	—
Accrued interest payable	1,034	—	1,034	—

		Fair Value Measurements as of December 31, 2020 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,835	$20,835	$—	$—
Interest-bearing deposits at other institutions	120,228	120,228	—	—
Securities held-to-maturity	264	—	274	—
Securities available-for-sale	126,151	—	126,151	—
Restricted stock	6,563	—	6,563	—
Loans, net	1,451,125	—	—	1,463,270
Bank owned life insurance	38,178	—	38,178	—
Accrued interest receivable	9,135	—	9,135	—
Financial liabilities:
Checking, savings and money market accounts	$1,219,440	$—	$1,219,440	$—
Time deposits	313,053	—	316,341	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	44,085	—	42,438	—
Accrued interest payable	685	—	685	—

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 17. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of as of December 31, 2021 and 2020, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2021 and 2020.
The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	Years Ended December 31,
	2021	2020
Net income	$21,933	$15,501
Weighted average shares - basic	13,650	13,542
Effect of dilutive securities	931	592
Weighted average shares - diluted	14,581	14,134
Basic EPS	$1.61	$1.14
Diluted EPS	$1.50	$1.10
Note 18. Supplemental Cash Flow Information

	For the Years Ended December 31,
	2021	2020

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$9,361	$14,295
Income taxes	4,735	3,505
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	(5,630)	2,112
Unrealized gain (loss) on interest rate swaps	677	(674)
Transfer of loans held for sale to loans, net	—	9,641
Right-of-use assets obtained in the exchange for lease liabilities during the current period	207	59
Derecognition of right-of-use assets and lease liability	—	458

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 19. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income ("AOCI") for the years ended December 31, 2021 and 2020 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for each of the years ended December 31, 2021 and 2020.

	2021
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized (losses) gains during the period	(4,404)	535	(3,869)
Other comprehensive (loss) income, net of tax	(4,404)	535	(3,869)
Balance, end of period	$(1,983)	$(60)	$(2,043)

	2020
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$753	$(63)	$690
Net unrealized gains (losses) during the period	1,780	(532)	1,248
Net reclassification adjustment for gains realized in income	(112)	—	(112)
Other comprehensive income (loss), net of tax	1,668	(532)	1,136
Balance, end of period	$2,421	$(595)	$1,826
The following table presents information related to reclassifications from accumulated other comprehensive income.

	Amount Reclassified from AOCI into Income For the Years Ended December 31,		Affected Line Item in the Consolidated Statements of Income
Details about AOCI	2021	2020
Gain on sale of available-for-sale securities	$—	$(141)	Gain on sale of securities available-for-sale
Income tax expense	—	29	Income tax benefit
Total	$—	$(112)	Net of tax
Note 20. Revenue Recognition
The Company recognizes revenue in accordance with ASU No. 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$1,028	$1,008
Fees, Exchange, and Other Service Charges	369	345
Other income	191	76
Noninterest Income (in-scope of Topic 606)	1,588	1,429
Noninterest Income (out-scope of Topic 606)	2,714	1,462
Total Noninterest Income	$4,302	$2,891
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and 2020, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2021 or 2020.
Gain on sale of other real estate owned
The Company records a gain/loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of the property to a buyer, the Company assesses whether the buyer is committed to perform the obligations under the contract and whether collectability of the transaction price is probable. In determining the gain (loss) on the sale, the Company adjusts the transaction price and the related gain or loss on sale if a significant financing component is present. The Company recorded a gain on sale of other real estate owned of $236 thousand in 2021 and $0 in 2020. Gain on sale of other real estate owned is reflected in the consolidated statements of income under Noninterest Expense and is not reflected in the table below.
Note 21. Parent Company Only Financial Statements
The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2021 and 2020

Assets	2021	2020
Cash and cash equivalents	$1,882	$8,016
Securities available-for-sale	1,005	1,012
Investment in subsidiary	223,043	222,531
Other assets	3,903	2,162
Total assets	$229,833	$233,721
Liabilities and Stockholders' Equity
Subordinated notes	$19,510	$44,085
Other liabilities	527	136
Total liabilities	$20,037	$44,221
Total stockholders' equity	$209,796	$189,500
Total liabilities and stockholders' equity	$229,833	$233,721

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2021 and 2020

	2021	2020
Income:
Interest on securities available-for-sale	$65	$65
Dividend income	20,820	3,500
Total income	$20,885	$3,565
Expense:
Interest on subordinated notes	2,534	1,802
Salaries and employee benefits	1,021	699
Occupancy and equipment	83	83
Audit, legal and consulting fees	320	365
Other operating expenses	249	217
Total expense	4,207	3,166

Net income before income tax benefit and equity in undistributed earnings of subsidiary	$16,678	$399
Income tax benefit	(879)	(643)
Equity in undistributed earnings of subsidiary	4,376	14,459
Net income	$21,933	$15,501
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities
Net income	$21,933	$15,501
Equity in undistributed earnings of subsidiary	(4,376)	(14,459)
Deferred income tax benefit	—	(6)
Amortization of subordinated debt issuance costs	488	88
Stock-based compensation expense	1,011	690
Change in other assets and liabilities	(2,598)	176
Net cash provided by operating activities	$16,458	$1,990
Cash Flows From Investing Activities
Pushdown of capital to banking subsidiary	$—	$(12,000)
Net cash used in investing activities	$—	$(12,000)
Cash Flows From Financing Activities
Issuance of subordinated notes, net	$—	$19,510
Repayment of subordinated notes, net	(23,813)	—
Repurchase of shares of common stock	—	(7,280)
Common stock issuance	1,221	375
Net cash (used in) provided by financing activities	$(22,592)	$12,605
Net (decrease) increase in cash and cash equivalents	$(6,134)	$2,595
Cash and cash equivalents, beginning of year	8,016	5,421
Cash and cash equivalents, end of year	$1,882	$8,016

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2021, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.
The Company's annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour. P.C. ("YHB"), regarding internal control over financial reporting under Public Company Accounting Oversight Board standards. Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.
The 2021 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Election of Directors," "Executive Officers," "Ownership of Company Securities – Delinquent Section 16(a) Reports" and "Corporate Governance and The Board of Directors" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation," "Corporate Governance and The Board of Directors – Director Compensation" and "Corporate Governance and The Board of Directors – "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors , Executive Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2021, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	1,544,893	$8.31	50,295
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,544,893	$8.31	50,295
________________________
(1)Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)The Company does not have any equity compensation plans that have not been approved by stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation – Certain Relationships and Related Transactions" and "Corporate Governance and The Board of Directors – Director Independence" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit information – Fees of Independent Registered Public Accountants" and "Audit Information – Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated by reference.

Item 15. Exhibits and Financial Statement Schedules
(a)Exhibits

Number	Description
3.1	Articles of Incorporation of FVCBankcorp, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
3.2
Amendment, dated May 11, 2018, to Articles of Incorporation of FVCBankcorp, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

3.3	Bylaws of FVCBankcorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 9, 2020)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.2	Form of Subordinated Note due October 15, 2030 (incorporated by referenced to Exhibit 4.1 of the Current Report on Form 8-K filed on October 14, 2020).
4.3	Description of FVCBankcorp, Inc.'s Securities.
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

10.3	Form of Subordinated Note Purchase Agreement dated October 13, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2020)
10.4
FVCBankcorp, Inc. Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))

10.5	1st Commonwealth Bank of Virginia 2009 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Item 405 of Regulation S-T
(i) Consolidated Statements of Condition at December 31, 2021 and 2020
(ii) Consolidated Statement of Income for the years ended December 31, 2021 and 2020
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2021 and 2020
(iv) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2021 and 2020
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020
(vi) Notes to the Consolidated Financial Statements

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 24, 2022	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2022.

Signatures	Titles
/s/ David W. Pijor	Chairman and Chief Executive Officer (Principal Executive Officer)
Name: David W. Pijor

/s/ Jennifer L. Deacon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Name: Jennifer L. Deacon

/s/ Patricia A. Ferrick	President and Director
Name: Patricia A. Ferrick

/s/	Director
Name: Morton A. Bender

/s/ L. Burwell Gunn	Director
Name: L. Burwell Gunn

/s/ Meena Krishnan	Director
Name: Meena Krishnan

/s/ Scott Laughlin	Director
Name: Scott Laughlin

/s/ Thomas L. Patterson	Director
Name: Thomas L. Patterson

/s/ Devin Satz	Director
Name: Devin Satz

/s/ Lawrence W. Schwartz	Director
Name: Lawrence W. Schwartz

/s/ Sidney G. Simmonds	Director
Name: Sidney G. Simmonds

/s/ Daniel M. Testa	Director
Name: Daniel M. Testa

/s/ Philip R. Wills III	Director
Name: Philip R. Wills III

/s/ Steven M. Wiltse	Director
Name: Steven M. Wiltse