Form 10-Q
period 2022-03-31
FVCBankcorp, Inc.
filed 2022-05-12
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-38647

FVCBankcorp, Inc.
(Exact name of registrant as specified in its charter)

Virginia	47-5020283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11325 Random Hills Road
Suite 240
Fairfax	,	Virginia	22030
(Address of principal executive offices)			(Zip Code)

(703) 436-3800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	FVCB	The Nasdaq Stock Market, LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,970,623 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2022

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2022 and December 31, 2021
(In thousands, except share data)

			March 31, 2022	December 31, 2021*
			(Unaudited)
Assets
Cash and due from banks			$16,869	$24,613
Interest-bearing deposits at other financial institutions			122,117	216,345
Securities held-to-maturity (fair value of $0.3 million for both March 31, 2022 and December 31, 2021)			264	264
Securities available-for-sale, at fair value			330,337	357,774
Restricted stock, at cost			6,262	6,372
Loans, net of allowance for loan losses of $13.8 million and $13.8 million at March 31, 2022 and December 31, 2021, respectively			1,498,712	1,490,020
Premises and equipment, net			1,504	1,584
Accrued interest receivable			8,089	8,074
Prepaid expenses			1,432	1,393
Deferred tax assets, net			13,193	8,629
Goodwill and intangibles, net			7,982	8,052
Bank owned life insurance (BOLI)			39,409	39,171
Operating lease right-of-use assets			9,862	10,167
Other assets			34,089	30,466
Total assets			$2,090,121	$2,202,924

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$545,856	$581,293
Interest-bearing checking, savings and money market			1,061,925	1,071,059
Time deposits			211,574	231,417
Total deposits			$1,819,355	$1,883,769

FHLB advances			$25,000	$25,000
Subordinated notes, net of issuance costs			19,524	19,510
Accrued interest payable			1,131	1,034
Operating lease liabilities			10,786	11,111
Accrued expenses and other liabilities			13,452	52,704
Total liabilities			$1,889,248	$1,993,128

Commitments and Contingent Liabilities

Stockholders' Equity	2022	2021
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,967,009	13,727,045	140	137
Additional paid-in capital			123,430	121,798
Retained earnings			96,517	89,904
Accumulated other comprehensive (loss), net			(19,214)	(2,043)
Total stockholders' equity			$200,873	$209,796
Total liabilities and stockholders' equity			$2,090,121	$2,202,924

See Notes to Consolidated Financial Statements.

*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the three months ended March 31, 2022 and 2021
(In thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$15,607	$15,933
Interest and dividends on securities held-to-maturity	1	1
Interest and dividends on securities available-for-sale	1,488	717
Dividends on restricted stock	82	82
Interest on deposits at other financial institutions	45	45
Total interest and dividend income	$17,223	$16,778

Interest Expense
Interest on deposits	$1,830	$2,001
Interest on short-term debt	85	83
Interest on subordinated notes	257	651
Total interest expense	$2,172	$2,735

Net Interest Income	$15,051	$14,043
Provision for loan losses	350	—
Net interest income after provision for loan losses	$14,701	$14,043
Noninterest Income
Service charges on deposit accounts	$234	$243
BOLI income	238	248
Income from minority membership interest	912	—
Other income	240	300
Total noninterest income	$1,624	$791

Noninterest Expenses
Salaries and employee benefits	$4,978	$4,548
Occupancy and equipment expense	840	807
Data processing and network administration	542	563
State franchise taxes	509	504
Audit, legal and consulting fees	361	354
Merger and acquisition expense	125	—
Loan related expenses	47	106
FDIC insurance	180	210
Marketing, business development and advertising	88	49
Director fees	180	138
Postage, courier and telephone	51	46
Internet banking	143	133
Core deposit intangible amortization	70	80
Other operating expenses	328	344
Total noninterest expenses	$8,442	$7,882
Net income before income tax expense	$7,883	$6,952
Income tax expense	1,270	1,383
Net income	$6,613	$5,569
Earnings per share, basic	$0.48	$0.41
Earnings per share, diluted	$0.45	$0.38
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2022 and 2021
(In thousands)
(Unaudited)

	March 31,
	2022	2021
Net income	$6,613	$5,569
Other comprehensive (loss):
Unrealized loss on securities available for sale, net of tax benefit of $4,700 for the three months ended March 31, 2022 and net of tax benefit of $296 for the three months ended March 31, 2021, respectively.	(17,679)	(1,281)
Unrealized gain on interest rate swaps, net of tax expense of $135 for the three months ended March 31, 2022 and net of tax expense of $42 for the three months ended March 31, 2021, respectively.	508	156
Total other comprehensive loss	$(17,171)	$(1,125)
Total comprehensive (loss) income	$(10,558)	$4,444

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(In thousands)
(Unaudited)

	2022	2021
Cash Flows From Operating Activities
Net income	$6,613	$5,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	153
Provision for loan losses	350	—
Net amortization of premium of securities	171	89
Net amortization of deferred loan costs and purchase premiums	(635)	(1,697)
Net accretion of acquisition accounting adjustments	(70)	(129)
Income from minority membership interest	(912)	—
Amortization of subordinated debt issuance costs	14	31
Core deposits intangible amortization	70	80
Stock-based compensation expense	204	166
BOLI income	(238)	(248)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(3,337)	6,201
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	1,225	(4,372)
Net cash provided by operating activities	$3,566	$5,843

Cash Flows From Investing Activities
Decrease (increase) in interest-bearing deposits at other financial institutions	$94,228	$(83,057)
Purchases of securities available-for-sale	(46,160)	(21,118)
Proceeds from maturities and calls of securities available-for-sale	—	1,000
Proceeds from redemptions of securities available-for-sale	10,823	9,498
Net redemption of restricted stock	110	186
Net (increase) decrease in loans	(8,334)	20,463
Distribution received from minority owned investment	1,040	—
Purchases of premises and equipment, net	(31)	(19)
Net cash provided by (used in) investing activities	$51,676	$(73,047)

Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(44,571)	$105,260
Net decrease in time deposits	(19,846)	(43,117)
Common stock issuance	1,431	819
Net cash (used in) provided by financing activities	$(62,986)	$62,962
Net decrease in cash and cash equivalents	$(7,744)	$(4,242)
Cash and cash equivalents, beginning of year	24,613	20,835
Cash and cash equivalents, end of period	$16,869	$16,593
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 and 2021
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	5,569	—	5,569
Other comprehensive loss	—	—	—	—	(1,125)	(1,125)
Common stock issuance for options exercised, net	128	1	818	—	—	819
Stock-based compensation expense	—	—	166	—	—	166
Balance at March 31, 2021	13,639	$136	$120,552	$73,540	$701	$194,929
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	6,613	—	6,613
Other comprehensive loss	—	—	—	—	(17,171)	(17,171)
Common stock issuance for options exercised, net	212	3	1,428	—	—	1,431
Vesting of restricted stock grants	28	—	—	—	—	—
Stock-based compensation expense	—	—	204	—	—	204
Balance at March 31, 2022	13,967	$140	$123,430	$96,517	$(19,214)	$200,873

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
On August 31, 2021, the Company announced that the Bank had made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank has obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over a three year period..
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021. Certain prior period amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission

Notes to Unaudited Consolidated Financial Statements
(Continued)
(SEC), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, determined its allowance methodology and is prepared to beginning running the model parallel to the Company’s incurred loss model for the quarter ended March 31, 2022.
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
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted

Notes to Unaudited Consolidated Financial Statements
(Continued)
if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its (consolidated) financial statements.
In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its (consolidated) financial statements.

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$1	$—	$265
Total Held-to-maturity Securities	$264	$1	$—	$265
Available-for-sale
Securities of U.S. government and federal agencies	$13,558	$—	$(1,223)	$12,335
Securities of state and local municipalities tax exempt	1,391	8	—	1,399
Securities of state and local municipalities taxable	570	—	(21)	549
Corporate bonds	20,218	81	(418)	19,881
SBA pass-through securities	92	—	(4)	88
Mortgage-backed securities	307,010	120	(22,860)	284,270
Collateralized mortgage obligations	12,442	10	(637)	11,815
Total Available-for-sale Securities	$355,281	$219	$(25,163)	$330,337

Notes to Unaudited Consolidated Financial Statements
(Continued)

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$13,719	$—	$(283)	$13,436
Securities of state and local municipalities tax exempt	1,393	58	—	1,451
Securities of state and local municipalities taxable	607	—	(11)	596
Corporate bonds	13,970	259	(78)	14,151
SBA pass-through securities	107	1	—	108
Mortgage-backed securities	316,313	1,352	(3,827)	313,838
Collateralized mortgage obligations	14,230	113	(149)	14,194
Total Available-for-sale Securities	$360,339	$1,783	$(4,348)	$357,774

The Company had $5.2 million and $5.8 million in securities pledged with the Federal Reserve Bank of Richmond (FRB) to collateralize certain municipal deposits at March 31, 2022 and December 31, 2021, respectively. The Company had $72.8 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at March 31, 2022. There were $79.7 million securities pledged to the Virginia Department of Treasury at December 31, 2021.
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$12,335	$(1,223)	$—	$—	$12,335	$(1,223)
Securities of state and local municipalities taxable	549	(21)	—	—	549	(21)
Corporate bonds	11,581	(418)	—	—	11,581	(418)
SBA pass-through securities	88	(4)	—	—	88	(4)
Mortgage-backed securities	246,978	(20,021)	25,240	(2,839)	272,218	(22,860)
Collateralized mortgage obligations	7,466	(285)	3,187	(352)	10,653	(637)
Total	$278,997	$(21,972)	$28,427	$(3,191)	$307,424	$(25,163)

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$13,275	$(283)	$—	$—	$13,275	$(283)
Securities of state and local municipalities taxable	595	(11)	—	—	595	(11)
Corporate bonds	$3,922	$(78)	$—	$—	$3,922	$(78)
Mortgage-backed securities	216,278	(3,175)	19,225	(652)	235,503	(3,827)
Collateralized mortgage obligations	3,362	(82)	1,814	(67)	5,176	(149)
Total	$237,432	$(3,629)	$21,039	$(719)	$258,471	$(4,348)

Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities taxable: The unrealized loss on one of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The investment carries an S&P investment grade rating of AAA.
Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+, while one has a rating of BBB-. The remaining 13 investments do not carry a rating.
SBA pass-through securities: The unrealized losses on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Mortgage-backed securities: The unrealized losses on the Company’s investment in 89 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
Collateralized mortgage obligations (CMOs): The unrealized loss associated with 29 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
The amortized cost and fair value of securities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	March 31, 2022
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$—	$—	$3,391	$3,372
After 5 years through 10 years	264	265	48,263	46,539
After 10 years	—	—	303,627	280,426
Total	$264	$265	$355,281	$330,337

For the three months ended March 31, 2022 and 2021, proceeds from principal repayments of securities were $10.8 million and $9.5 million, respectively. During the three months ended March 31, 2022 and 2021, proceeds from calls and maturities of securities were $0 and $1.0 million, respectively. There were no gross realized gains or losses during the three months ended March 31, 2022 and 2021, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Loan Losses
A summary of loan balances by type follows:

	March 31, 2022			December 31, 2021
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$910,630	$17,150	$927,780	$887,310	$18,802	$906,112
Commercial and industrial	195,081	3,597	198,678	199,040	3,710	202,750
Commercial construction	178,680	803	179,483	186,572	1,043	187,615
Consumer real estate	181,123	21,729	202,852	176,682	23,922	200,604
Consumer nonresidential	6,826	25	6,851	10,277	27	10,304
	$1,472,340	$43,304	$1,515,644	$1,459,881	$47,504	$1,507,385
Less:
Allowance for loan losses	13,763	—	13,763	13,829	—	13,829
Unearned income and (unamortized premiums), net	3,169	—	3,169	3,536	—	3,536
Loans, net	$1,455,408	$43,304	$1,498,712	$1,442,516	$47,504	$1,490,020

During 2018, as a result of the Company’s acquisition of Colombo Bank (Colombo), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).
The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	March 31, 2022
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$194
Carrying amount	—
Other acquired loans
Outstanding principal balance	43,789
Carrying amount	43,304
Total acquired loans
Outstanding principal balance	43,983
Carrying amount	43,304

(In thousands)	December 31, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$207
Carrying amount	—
Other acquired loans
Outstanding principal balance	48,049
Carrying amount	47,504
Total acquired loans
Outstanding principal balance	48,256
Carrying amount	47,504

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table presents changes during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2022	$3
Accretion	(17)
Reclassification of nonaccretable difference due to changes in expected cash flows	11
Other changes, net	3
Balance at March 31, 2022	$—

(In thousands)
Balance at January 1, 2021	$216
Accretion	(217)
Reclassification of nonaccretable difference due to changes in expected cash flows	54
Other changes, net	(50)
Balance at December 31, 2021	$3

An analysis of the allowance for loan losses for the three months ended March 31, 2022 and 2021, and for the year ended December 31, 2021, follows:
Allowance for Loan Losses
For the three months ended March 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(36)	(432)
Recoveries	—	—	—	—	16	16
Provision	223	556	(237)	(171)	(21)	350
Ending Balance	$9,218	$1,987	$1,772	$610	$176	$13,763

Allowance for Loan Losses
For the three months ended March 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(451)	(117)	—	—	(63)	(631)
Recoveries	24	—	—	3	67	94
Provision	214	(116)	23	(41)	(80)	—
Ending Balance	$9,078	$2,313	$1,983	$652	$395	$14,421

Notes to Unaudited Consolidated Financial Statements
(Continued)
Allowance for Loan Losses
For the year ended December 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(477)	(117)	—	—	(255)	(849)
Recoveries	24	—	—	35	161	220
Provision	157	(602)	49	56	(160)	(500)
Ending Balance	$8,995	$1,827	$2,009	$781	$217	$13,829
The following tables present the recorded investment in loans and impairment method as of March 31, 2022 and 2021, and at December 31, 2021, by portfolio segment:
Allowance for Loan Losses
At March 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
Individually evaluated for impairment	$—	$135	$—	$3	$—	$138
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	9,218	1,852	1,772	607	176	13,625
	$9,218	$1,987	$1,772	$610	$176	$13,763
Loans Receivable
At March 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,357	$4,676	$105	$91	$—	$16,229
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	916,423	194,002	179,378	202,761	6,851	1,499,415
	$927,780	$198,678	$179,483	$202,852	$6,851	$1,515,644

Notes to Unaudited Consolidated Financial Statements
(Continued)
Allowance for Loan Losses
At March 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
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
At December 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
Individually evaluated for impairment	$—	$181	$—	$5	$—	$186
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	8,995	1,646	2,009	776	217	13,643
	$8,995	$1,827	$2,009	$781	$217	$13,829

Notes to Unaudited Consolidated Financial Statements
(Continued)

Loans Receivable
At December 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,915	$5,214	$1,557	$343	$—	$19,029
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	894,197	197,536	186,058	200,261	10,304	1,488,356
	$906,112	$202,750	$187,615	$200,604	$10,304	$1,507,385

Impaired loans by class excluding purchased credit impaired, at March 31, 2022 and December 31, 2021, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2022
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	135	1,688	23
Commercial construction	—	—	—	—	—
Consumer real estate	91	91	3	92	1
Consumer nonresidential	—	—	—	—	—
	$1,769	$1,779	$138	$1,780	$24
March 31, 2022
With no related allowance:
Commercial real estate	$11,357	$11,357	$—	$11,359	$142
Commercial and industrial	2,998	2,998	—	3,415	53
Commercial construction	105	105	—	204	4
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$14,460	$14,460	$—	$14,978	$199

Notes to Unaudited Consolidated Financial Statements
(Continued)

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	181	1,711	95
Commercial construction	—	—	—	—	—
Consumer real estate	93	93	5	95	7
Consumer nonresidential	—	—	—	—	—
	$1,771	$1,781	$186	$1,806	$102
December 31, 2021
With no related allowance:
Commercial real estate	$11,915	$11,915	$—	$11,947	$581
Commercial and industrial	3,536	3,536	—	3,660	238
Commercial construction	1,557	1,596	—	1,597	174
Consumer real estate	250	250	—	250	28
Consumer nonresidential	—	—	—	—	—
	$17,258	$17,297	$—	$17,454	$1,021
There were no impaired loans in the acquired loan portfolio at both March 31, 2022 and December 31, 2021, respectively. No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
Loss — Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of March 31, 2022 and December 31, 2021:
As of March 31, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$898,806	$190,005	$176,172	$180,965	$6,826	$1,452,774
Special mention	362	400	2,508	67	—	3,337
Substandard	11,462	4,676	—	91	—	16,229
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$910,630	$195,081	$178,680	$181,123	$6,826	$1,472,340
As of March 31, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$15,672	$3,597	$803	$21,729	$25	$41,826
Special mention	1,478	—	—	—	—	1,478
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,150	$3,597	$803	$21,729	$25	$43,304
As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$875,395	$193,426	$182,497	$176,271	$10,277	$1,437,866
Special mention	—	400	2,518	68	—	2,986
Substandard	11,915	5,214	1,557	343	—	19,029
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$887,310	$199,040	$186,572	$176,682	$10,277	$1,459,881
As of December 31, 2021 – Acquired Loan Portfolio

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$18,802	$3,710	$1,043	$23,922	$27	$47,504
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,802	$3,710	$1,043	$23,922	$27	$47,504

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2022, the Company had $3.3 million in loans identified as special mention, an increase from $3.0 million from December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2022, the Company had $16.2 million in loans identified as substandard, a decrease of $2.8 million from December 31, 2021. The decrease in substandard loans was primarily related to two loans totaling $1.8 million which were sold at a discount. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2022, specific reserves on originated and acquired loans totaling $138 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at March 31, 2022 and December 31, 2021:
As of March 31, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$1,808	$1,808	$908,822	$910,630	$—	$1,808
Commercial and industrial	1,261	—	1,678	2,939	192,142	195,081	—	1,678
Commercial construction	2,944	—	—	2,944	175,736	178,680	—	—
Consumer real estate	67	—	—	67	181,056	181,123	—	—
Consumer nonresidential	17	—	—	17	6,809	6,826	—	—
Total	$4,289	$—	$3,486	$7,775	$1,464,565	$1,472,340	$—	$3,486
As of March 31, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$17,150	$17,150	$—	$—
Commercial and industrial	—	—	—	—	3,597	3,597	—	—
Commercial construction	—	—	—	—	803	803	—	—
Consumer real estate	—	—	—	—	21,729	21,729	—	—
Consumer nonresidential	—	—	—	—	25	25	—	—
Total	$—	$—	$—	$—	$43,304	$43,304	$—	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$887,310	$887,310	$—	$—
Commercial and industrial	—	—	1,678	1,678	197,362	199,040	—	1,678
Commercial construction	—	—	1,557	1,557	185,015	186,572	—	1,557
Consumer real estate	—	—	250	250	176,432	176,682	—	250
Consumer nonresidential	14	21	18	53	10,224	10,277	18	—
Total	$14	$21	$3,503	$3,538	$1,456,343	$1,459,881	$18	$3,485

As of December 31, 2021 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$18,802	$18,802	$—	$—
Commercial and industrial	—	—	—	—	3,710	3,710	—	—
Commercial construction	—	—	—	—	1,043	1,043	—	—
Consumer real estate	234	—	5	239	23,683	23,922	5	—
Consumer nonresidential	2	—	—	2	25	27	—	—
Total	$236	$—	$5	$241	$47,263	$47,504	$5	$—
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2022 and December 31, 2021, respectively.
There were overdrafts of $56 thousand and $58 thousand at March 31, 2022 and December 31, 2021, respectively, which have been reclassified from deposits to loans. At March 31, 2022 and December 31, 2021, loans with a carrying value of $265.6 million and $290.3 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta (FHLB).
There were no defaults of TDRs during the twelve months since restructuring for the three months ended March 31, 2022 and 2021.
There were no loans designated as TDRs during the three months ended March 31, 2022. The following table presents loans designated as TDRs during the three months ended March 31, 2021:

For the three months ended March 31, 2021

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Consumer real estate	1	$96	$96
Total	1	$96	$96

As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $91 thousand and $92 thousand, respectively.
The concessions made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.    Derivative Financial Instruments

Notes to Unaudited Consolidated Financial Statements
(Continued)
The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2022 and December 31, 2021. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of March 31, 2022, the Company had entered into 14 interest rate swap agreements which are collateralized with $0.4 million in cash. There were 19 interest rate swap agreements outstanding as of December 31, 2021 which were collateralized with $6.7 million in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,338	$1,181
Pay Fixed/Receive Variable Swaps	80,338	(1,181)

	December 31, 2021
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,643	$6,052
Pay Fixed/Receive Variable Swaps	80,643	(6,052)

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
At March 31, 2022 and December 31, 2021, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advances which are included in other borrowed funds on the consolidated balance sheet) and its wholesale deposits (which are included in total deposits on the consolidated balance sheet) was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(Dollars in thousands)	March 31, 2022	December 31, 2021
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	0.84%	0.21%
Weighted average maturity in years	0.85 years	1.10 years
Unrealized gain (loss) relating to interest rate swaps	$566	$(77)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At March 31, 2022 and December 31, 2021, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive (loss) income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2022 and December 31, 2021, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At March 31, 2022 and December 31, 2021, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	March 31, 2022	December 31, 2021
Commitments to grant loans	$100,631	$90,591
Unused commitments to fund loans and lines of credit	185,543	183,145
Commercial and standby letters of credit	9,294	8,930
Interest rate lock commitments	92,776	—

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.
The Company enters into rate lock commitments to finance residential mortgage loans with its customers. These commitments offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $16.0 million and $32.8 million at March 31, 2022 and December 31, 2021, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,529,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At March 31, 2022, 47,392 shares were available to grant under the Plan.
No options were granted during the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, there were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended March 31, 2021, respectively.
A summary of option activity under the Plan as of March 31, 2022 and changes during the three months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2022	1,544,893	$8.31	2.46
Granted	—	—
Exercised	(216,492)	7.07
Forfeited or expired	(97)	8.56
Outstanding and Exercisable at March 31, 2022	1,328,304	$8.51	2.55	$16,280,460

(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount changes based on changes in the market value of the Company’s common stock.
As of March 31, 2022, all outstanding stock options granted under the Plan are fully vested and amortized. There was $204 thousand income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended March 31, 2022. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $125 thousand for the three months ended March 31, 2021.
Restricted stock units relating to 3,000 shares were granted during the three months ended March 31, 2022. There were 116,488 restricted stock units granted during the three months ended March 31, 2021.

Notes to Unaudited Consolidated Financial Statements
(Continued)
A summary of the Company’s restricted stock unit grant activity as of March 31, 2022 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	151,403	$17.92
Granted	3,000	20.83
Vested	(28,244)	17.49
Forfeited	(2,363)	18.63
Balance at March 31, 2022	123,796	$18.08

The compensation cost that has been charged to income for the Plan was $204 thousand and $166 thousand thousand for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 28 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements at March 31, 2022 Using
(In thousands)	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$12,335	$—	$12,335	$—
Securities of state and local municipalities tax exempt	1,399	—	1,399	—
Securities of state and local municipalities taxable	549	—	549	—
Corporate bonds	19,881	—	19,881	—
SBA pass-through securities	88	—	88	—
Mortgage-backed securities	284,270	—	284,270	—
Collateralized mortgage obligations	11,815	—	11,815	—
Total Available-for-Sale Securities	$330,337	$—	$330,337	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2021 Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,436	$—	$13,436	$—
Securities of state and local municipalities tax exempt	1,451	—	1,451	—
Securities of state and local municipalities taxable	596	—	596	—
Corporate bonds	14,151	—	14,151	—
SBA pass-through securities	108	—	108	—
Mortgage-backed securities	313,838	—	313,838	—
Collateralized mortgage obligations	14,194	—	14,194	—
Total Available-for-Sale Securities	$357,774	$—	$357,774	$—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements Using
(In thousands)	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,543	$—	$—	$1,543
Consumer residential	88	—	—	88
Total Impaired loans	$1,631	$—	$—	$1,631

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,497	$—	$—	$1,497
Consumer residential	88	—	—	88
Total Impaired loans	$1,585	$—	$—	$1,585

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2022 and December 31, 2021:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2022
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,543	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total impaired loans	$1,631	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,497	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total impaired loans	$1,585	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021. Fair values for March 31, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of March 31, 2022, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,869	$16,869	$—	$—
Interest-bearing deposits at other institutions	122,117	122,117	—	—
Securities held-to-maturity	264	—	265	—
Securities available-for-sale	330,337	—	330,337	—
Restricted stock	6,262	—	6,262	—
Loans, net	1,498,712	—	—	1,451,864
Derivative assets - interest rate swaps	1,181	—	1,181	—
Derivative assets - cash flow hedge	611	—	611	—
Bank owned life insurance	39,409	—	39,409	—
Accrued interest receivable	8,089	—	8,089	—

Financial liabilities:
Checking, savings and money market accounts	$1,607,781	$—	$1,607,781	$—
Time deposits	211,574	—	212,638	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,524	—	17,905	—
Accrued interest payable	1,131	—	1,131	—
Derivative liabilties - interest rate swaps	1,181	—	1,181	—
Derivative liabilties - cash flow hedge	45	—	45	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2021, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,613	$24,613	$—	$—
Interest-bearing deposits at other institutions	216,345	216,345	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	357,774	—	357,774	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,490,020	—	—	1,493,185
Derivative assets - interest rate swaps	6,052	—	6,052	—
Bank owned life insurance	39,171	—	39,171	—
Accrued interest receivable	8,074	—	8,074	—

Financial liabilities:
Checking, savings and money market accounts	$1,652,352	$—	$1,652,352	$—
Time deposits	231,417	—	232,837	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,510	—	18,133	—
Accrued interest payable	1,034	—	1,034	—
Derivative liabilties - interest rate swaps	6,052	—	6,052	—
Derivative liabilties - cash flow hedge	77	—	77	—
Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of March 31, 2022. The weighted average shares – diluted as of March 31, 2021 includes only the potential dilution of stock options.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for each of the periods ended March 31, 2022 and March 31, 2021.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021

Net income	$6,613	$5,569

Weighted average number of shares	13,833	13,578

Effect of dilutive securities, restricted stock units and options	881	958

Weighted average diluted shares	14,714	14,536

Basic EPS	$0.48	$0.41
Diluted EPS	$0.45	$0.38

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2022 and 2021 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended March 31, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(17,679)	508	(17,171)
Other comprehensive (loss) income, net of tax	(17,679)	508	(17,171)
Balance, end of period	$(19,662)	$448	$(19,214)

(In thousands)
Three Months Ended March 31, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized (losses) gains during the period	(1,281)	156	(1,125)
Other comprehensive (loss) income, net of tax	(1,281)	156	(1,125)
Balance, end of period	$1,140	$(439)	$701

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
The Company had the option, on any scheduled interest payment date, to redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days’ notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. In August 2021, the Company provided a redemption notice to each holder of

Notes to Unaudited Consolidated Financial Statements
(Continued)
the subordinated notes that the notes would be redeemed on September 30, 2021 or such later date as the holder returned its note to the Company. $23.8 million of principal was redeemed and paid during the year ended December 31, 2021. The remaining note holders redeemed their notes with a principal balance of $1.2 million in February 2022. The notes stopped accruing interest effective as of September 30, 2021 redemption date.

On October 13, 2020, the Company completed its private placement of $20.0 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the Notes) to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month SOFR plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Note 11. Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank-owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$234	$243
Fees, Exchange, and Other Service Charges	91	78
Other income	65	160
Noninterest Income (in-scope of Topic 606)	390	481
Noninterest Income (out-scope of Topic 606)	1,234	310
Total Noninterest Income	$1,624	$791

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2022 and 2021, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended March 31, 2022 or 2021.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,072	$2,048
Income taxes	—	—
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	(22,379)	(1,577)
Unrealized gain (loss) on interest rate swaps	643	198

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2022 and December 31, 2021 and the results of our operations for the three months ended March 31, 2022 and 2021. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•risks, uncertainties and other factors relating to the COVID-19 pandemic, including the length of time that the pandemic continues; the imposition of any restrictions on business operations and/or travel; the effect of the pandemic on the general economy and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state and local governments; the inability of employees to work due to illness, quarantine, or government mandates; and the effectiveness and acceptance of vaccines against COVID-19 and its variants;

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
•changes in the Company’s liquidity requirements could be adversely affected by changes in its assets and liabilities;

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
•the Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates used to value the securities in the portfolio;

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
•the willingness of users to substitute competitors’ products and services for our products and services;
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
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2021, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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
On August 31, 2021, we announced that the Bank made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million to obtain a 28.7% ownership interest in ACM. The ownership interest is subject to an earnback option of up to 3.7% over a three year period. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held for investment loan portfolio.

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
The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses, and fair value measurements.
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

LIBOR and Other Benchmark Rates
We have certain loans, interest rate swap agreements, and investment securities whose interest rate is indexed to London Interbank Offered Rate (“LIBOR”). In 2017, the Financial Conduct Authority (the authority that regulates the calculation of LIBOR) announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.

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

    To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated our systems to accommodate loans linked to the Secured Overnight Financing Rate (“SOFR”). In accordance with regulatory guidance, we ceased entering into new LIBOR transactions at the end of 2021 and have selected SOFR as the rate that best represents an alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.
.

Results of Operations— Three Months Ended March 31, 2022 and 2021
Overview
We recorded net income of $6.6 million, or $0.45 per diluted common share, for the three months ended March 31, 2022, compared to net income of $5.6 million, or $0.38 per diluted common share, for the three months ended March 31, 2021, an increase of $1.0 million, or 18%. Net interest income increased $1.0 million to $15.1 million for the three months ended March 31, 2022, compared to $14.0 million for the three months ended March 31, 2021. A $350 thousand provision for loan losses was recorded for the three months ended March 31, 2022, compared to no provision being recorded for the same period of 2021. Noninterest income was $1.6 million compared to $791 thousand for the three months ended March 31, 2022 and 2021, respectively. Noninterest expense was $8.4 million for the three months ended March 31, 2022 compared to $7.9 million for the same three month period of 2021.

The annualized return on average assets for the three months ended March 31, 2022 and 2021 was 1.30% and 1.19%, respectively. The annualized return on average equity for the three months ended March 31, 2022 and 2021 was 12.63% and 11.53%, respectively.

Operating earnings, which exclude merger-related expenses, net of tax, for the three months ended March 31, 2022 and 2021 were $6.7 million and $5.6 million, respectively, an increase of $1.1 million, or 20%. Diluted operating earnings per share, for the three months ended March 31, 2022 and 2021 were $0.46 and $0.38, respectively. Operating earnings annualized return on average assets for the three months ended March 31, 2022 and 2021 was 1.32% and 1.19%, respectively. Operating earnings annualized return on average equity for the three months ended March 31, 2022 and 2021 was 12.81% and 11.53%, respectively. The Company believes that operating earnings is a financial measure that is more reflective of the Company’s operating performance than net income. Operating earnings is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). A reconciliation of non-GAAP financial measures to their most comparable financial measures in accordance with GAAP can be found in the table below.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands, except per share data)

	2022	2021
Net income (as reported)	$6,613	$5,569
Add: merger and acquisition expense	125	—
Less: provision for income taxes associated with impairment and merger and acquisition expense	(28)	—
Non-GAAP Operating Earnings, excluding above items	$6,710	$5,569
Earnings per share - basic (GAAP net income)	0.48	0.41
Earnings per share - Non-GAAP expenses including provision for income taxes	0.01	—
Earnings per share - basic (non-GAAP net income)	$0.49	$0.41
Earnings per share - diluted (GAAP net income)	$0.45	$0.38
Earnings per share - Non-GAAP expenses including provision for income taxes	0.01	—
Earnings per share - diluted (non-GAAP net income)	$0.46	$0.38
Return on average assets (GAAP net income)	1.30%	1.19%
Non-GAAP expenses including provision for income taxes	0.02%	—%
Return on average assets (non‑GAAP net income)	1.32%	1.19%
Return on average equity (GAAP net income)	12.63%	11.53%
Non-GAAP expenses including provision for income taxes	0.18%	—%
Return on average equity (non‑GAAP net income)	12.81%	11.53%
Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$914,106	$9,428	4.13%	$782,639	$8,396	4.29%
Commercial and industrial	175,881	1,844	4.19%	111,360	1,344	4.83%
Paycheck protection program	19,421	285	5.87%	162,066	1,832	4.52%
Commercial construction	180,388	2,149	4.76%	220,835	2,427	4.40%
Consumer residential	175,207	1,733	3.96%	165,211	1,676	4.06%
Consumer nonresidential	9,335	168	7.18%	14,199	258	7.27%
Total loans (1)	1,474,338	15,607	4.23%	1,456,310	15,933	4.38%

Investment securities (2)	351,318	1,491	1.70%	122,585	724	2.36%
Restricted stock	6,157	82	5.32%	6,403	82	5.12%
Deposits at other financial institutions and federal funds sold	108,224	45	0.17%	182,891	45	0.10%

Total interest-earning assets and interest income	1,940,037	17,225	3.55%	1,768,189	16,784	3.80%

Noninterest-earning assets:
Cash and due from banks	10,824			15,346
Premises and equipment, net	1,563			1,610
Accrued interest and other assets	99,522			96,226
Allowance for loan losses	(13,852)			(14,894)
Total assets	$2,038,094			$1,866,477

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$696,460	$997	0.58%	$523,712	$717	0.55%
Savings and money markets	315,695	348	0.45%	278,774	324	0.47%
Time deposits	184,605	442	0.97%	246,486	917	1.51%
Wholesale deposits	35,000	43	0.50%	45,778	43	0.38%
Total interest - bearing deposits	1,231,760	1,830	0.60%	1,094,750	2,001	0.74%

Other borrowed funds	44,515	342	3.12%	69,096	734	4.31%

Total interest-bearing liabilities and interest expense	1,276,275	2,172	0.69%	1,163,846	2,735	0.95%

Noninterest-bearing liabilities:
Demand deposits	526,239			479,831
Other liabilities	26,098			29,625
Common stockholders' equity	209,482			193,175
Total liabilities and stockholders' equity	$2,038,094			$1,866,477

Net interest income and net interest margin		$15,053	3.15%		$14,049	3.22%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $848 thousand and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for further information.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2022.

Rate and Volume Analysis
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,410	$(378)	$1,032
Commercial and industrial	779	(279)	500
Paycheck protection program	(1,612)	65	(1,547)
Commercial construction	(445)	167	(278)
Consumer residential	101	(44)	57
Consumer nonresidential	(88)	(2)	(90)
Total loans (1)	145	(471)	(326)

Investment securities (2)	1,351	(584)	767
Restricted stock	(3)	3	—
Deposits at other financial institutions and federal funds sold	(21)	21	—

Total interest income	1,472	(1,031)	441

Interest expense:

Interest - bearing deposits:
Interest checking	237	42	279
Savings and money markets	42	(18)	24
Time deposits	(230)	(245)	(475)
Wholesale deposits	(10)	10	—
Total interest - bearing deposits	39	(211)	(172)

Other borrowed funds	(253)	(138)	(391)
Total interest expense	(214)	(349)	(563)

Net interest income	$1,686	$(682)	$1,004

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

Net interest income for the three months ended March 31, 2022 was $15.1 million, compared to $14.0 million for the three months ended March 31, 2021, an increase of $1.0 million, or 7.0%. The increase in net interest income was a result of two factors growth in average earning assets offset by a decrease in the average rate received on interest-earning assets, and a decrease in average rates paid on interest-bearing deposits during 2022 compared to 2021, reducing interest expense by $563 thousand. In addition increase of $171.8 million in average interest-earning assets was primarily related to growth in the investment securities portfolio, which contributed to an increase in interest income of $767 thousand. The yield on interest-earning assets decreased 25 basis points to 3.55% for the three months ended March 31, 2022, compared to 3.80% for the same period of 2021. The average yield of the loan portfolio for the three months ended March 31, 2022 and 2021 was 4.23% and 4.38%, respectively, with the decrease in the yield on loans primarily due to the decrease in PPP loan forgiveness during the three months ended March 31, 2022 as compared to the same period of 2021. Cost of interest-bearing deposits decreased 14 basis points to 0.60% for the three months ended March 31, 2022, compared to 0.74% for the same period of 2021, which was primarily attributed to the repricing of our time deposits to lower interest rates.

Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2022 and 2021 was 3.15% and 3.22%, respectively. The decrease in our net interest margin was primarily a result of a decrease in the yields earned on our interest-earning assets during 2022 as compared to 2021, a result of the decreased rate environment. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.
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
Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three Ended March 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
GAAP Financial Measurements:
Interest income:
Loans	$15,607	$15,933
Deposits at other financial institutions and federal funds sold	45	45
Investment securities available‑for‑sale	1,488	717
Investment securities held‑to‑maturity	1	1
Restricted stock	82	82
Total interest income	17,223	16,778
Interest expense:
Interest‑bearing deposits	1,830	2,001
Other borrowed funds	342	734
Total interest expense	2,172	2,735
Net interest income	$15,051	$14,043
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	6
Total tax benefit on tax-exempt interest income	$2	$6
Tax equivalent net interest income	$15,053	$14,049

Average interest-earning assets increased $171.8 million, or 9.7%, to $1.94 billion for the three months ended March 31, 2022 compared to $1.77 billion for the three months ended March 31, 2021. The increase in our earning assets was primarily driven by an increase in the average volume of investment securities, which contributed an additional $767 thousand in interest income, net of the impact of the lower interest rate environment. The excess liquidity is a result of PPP loan forgiveness and the increase in deposits accumulated over the past year.

Total average interest-bearing deposits increased $137.0 million to $1.23 billion for the three months ended March 31, 2022 compared to $1.09 billion for the three months ended March 31, 2021. Average noninterest-bearing deposits increased $46.4 million to $526.2 million for the three months ended March 31, 2022 compared to $479.8 million for the same period in 2021. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $172.7 million compared to 2021. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $61.9 million as compared to 2021. Average wholesale deposits decreased $10.8 million to $35.0 million for the first quarter of 2022 compared to $45.8 million for the first quarter of 2021, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 119 basis points to 3.12% for the three months ended March 31, 2022, a result of redeeming $25 million in subordinated debt during the third quarter of 2021.

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
We recorded a provision for loan losses of $350 thousand for the three months ended March 31, 2022 compared to no provision for loan losses being recorded for the same period of 2021. The increase in provision for loan losses is primarily related to an increase in loans outstanding at March 31, 2022 compared to the same period of 2021. In addition, the Company recorded net loan charge-offs of $415 thousand during the first quarter of 2022. Specific reserves decreased to $138 thousand for the three months ended March 31, 2022, compared to $186 thousand at December 31, 2021.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses was $13.8 million for each of March 31, 2022 and December 31, 2021. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs and excluding PPP loans, was 0.92% at March 31, 2022 , compared to 0.94% at December 31, 2021.
Noninterest Income
The following table provides detail for non-interest income for the three months ended March 31, 2022 and 2021.
Non-Interest Income
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

			Change from Prior Year
	2022	2021	Amount	Percent
Service charges on deposit accounts	$234	$243	$(9)	(3.7)%
Fees on loans	84	20	64	320.0%
BOLI income	238	248	(10)	(4.0)%
Income from minority membership interest	912	—	912	100.0%
Other fee income	156	280	(124)	(44.3)%
Total non‑interest income	$1,624	$791	$833	105.3%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended March 31, 2022 and 2021 was $1.6 million and $791 thousand, respectively. The increase in noninterest income is primarily attributable to the Bank’s income associated with its investment in ACM, recording $912 thousand during the first quarter of 2022. Fee income from fees on loans was $84 thousand for the quarter ended March 31, 2022, compared to $20 thousand for the first quarter of 2021. Service charges on deposits, and other fee income totaled $390 thousand for the first quarter of 2022, a decrease of $133 thousand from the year ago quarter, primarily resulting from an increase in commission bonuses earned on the Company’s long standing investment in Bankers’ Insurance during the first quarter of 2021. Income from BOLI decreased $10 thousand to $238 thousand for the three months ended March 31, 2022 from $248 thousand for the three months ended March 31, 2021.

Noninterest Expense
The following table reflects the components of non-interest expense for the three months ended March 31, 2022 and 2021.
Non-Interest Expense
For The Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

			Change from Prior Year
	2022	2021	Amount	Percent
Salaries and employee benefits	$4,978	$4,548	$430	9.5%
Occupancy and equipment expense	840	807	33	4.1%
Data processing and network administration	542	563	(21)	(3.7)%
State franchise taxes	509	504	5	1.0%
Audit, legal and consulting fees	361	354	7	2.0%
Merger and acquisition expense	125	—	125	100.0%
Loan related expenses	47	106	(59)	(55.7)%
FDIC insurance	180	210	(30)	(14.3)%
Marketing, business development and advertising	88	49	39	79.6%
Director fees	180	138	42	30.4%
Postage, courier and telephone	51	46	5	10.9%
Internet banking	143	133	10	7.5%
Dues, memberships & publications	48	41	7	17.1%
Bank insurance	109	101	8	7.9%
Printing and supplies	32	23	9	39.1%
Bank charges	28	32	(4)	(12.5)%
State assessments	31	53	(22)	(41.5)%
Core deposit intangible amortization	70	80	(10)	(12.5)%
Other operating expenses	80	94	(14)	(14.9)%
Total non‑interest expense	$8,442	$7,882	$560	7.1%

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $8.4 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $560 thousand, or 7%.
The increase in noninterest expense was primarily related to salaries and benefits expense, which increased $430 thousand to $5.0 million for the three months ended March 31, 2022 compared to $4.5 million for the same period in 2021. This increase was primarily related to additions to business development staff that occurred after the first quarter of 2021 and associated accruals for incentive compensation during the first quarter of 2022 compared to the year ago quarter. All other increases in noninterest expense for the quarter ended March 31, 2022 as compared to the same period of 2021, are primarily related to merger-related expenses of $125 thousand and supporting the larger organization as a result of continued organic growth.

Income Taxes
We recorded a provision for income tax expense of $1.3 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was 16.1%, compared to 19.9% for the same period of 2021. The effective tax rates for the first quarter of 2022 and 2021 was less than our combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during during 2022 and 2021. In addition, during the first quarter of 2022, the Company recorded a favorable adjustment of $197 thousand to income tax expense as merger-related expenses that were previously capitalized for tax purposes are now deductible.

Discussion and Analysis of Financial Condition
Overview
At March 31, 2022, total assets were $2.09 billion, a decrease of $112.8 million, or 5.1%, compared to $2.20 billion at December 31, 2021. Total loans receivable, net of deferred fees and costs, was $1.51 billion at March 31, 2022, compared to $1.50 billion at December 31, 2021. Total investment securities decreased $27.4 million, or 7.7%, compared to $358.0 million at December 31, 2021. Total deposits decreased $64.4 million, or 3.4%, compared to $1.88 billion at December 31, 2021. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At each of March 31, 2022 and December 31, 2021, we had FHLB advances totaling $25.0 million. At each of March 31, 2022 and December 31, 2021, we had subordinated debt totaling $19.5 million.
Loans Receivable, Net
Total loans receivable, net of deferred fees and costs, were $1.51 billion at March 31, 2022, compared to $1.50 billion at December 31, 2021. Loans receivable, net of deferred fees, excluding PPP loans totaling $1.50 billion at March 31, 2022, an increase of $23.1 million, or 6.3% annualized. At March 31, 2022, loans outstanding under the warehouse lending facility to ACM totaled $59.3 million, a decrease of $12.7 million, or 18%, from $72.0 million at December 31, 2021. Loans originated during the first quarter of 2022 totaled $117.8 million, of which $92.1 million were funded.
PPP loans net of fees totaled $13.7 million at March 31, 2022, a decrease from $28.1 million at December 31, 2021 and $163.5 million at March 31, 2021. Loans forgiven during the first quarter of 2022 totaled $14.4 million, or 51% of PPP loans outstanding at December 31, 2021. Net deferred fees associated with PPP loans totaled $314 thousand at March 31, 2022, and are being recognized in interest income over the remaining lives of the PPP loans, or sooner upon PPP loan forgiveness or repayment.
Commercial real estate loans totaled $927.8 million at March 31, 2022, compared to $906.1 million at December 31, 2021, an increase of $21.7 million, or 2.4%. Owner-occupied commercial real estate loans were $199.2 million at March 31, 2022 compared to $191.8 million at December 31, 2021. Nonowner-occupied commercial real estate loans were $728.6 million at March 31, 2022 compared to $714.3 million at December 31, 2021. Construction loans totaled $179.5 million at March 31, 2022, 11.8% of total loans receivable. Of the $179.5 million in construction loans, $48.9 million are collateralized by land and only $4.9 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
The following table presents the composition of our loans receivable portfolio at March 31, 2022 and at December 31, 2021.

Loans Receivable
At March 31, 2022 and December 31, 2021
(Dollars in thousands)

	March 31, 2022	December 31, 2021
Commercial real estate	$927,780	$906,112
Commercial and industrial	184,679	174,051
Paycheck protection program	13,999	28,699
Commercial construction	179,483	187,615
Consumer real estate	202,852	200,604
Consumer nonresidential	6,851	10,304

Gross loans	1,515,644	1,507,385

Less:
Allowance for loan losses	13,763	13,829
Unearned income and (unamortized premiums)	3,169	3,536

Loans receivable, net	$1,498,712	$1,490,020

Asset Quality
Nonperforming loans, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing were $3.5 million at each of March 31, 2022 and December 31, 2021. Our ratio of nonperforming loans to total assets was 0.17% at March 31, 2022 compared to 0.16% at December 31, 2021. We had one loan classified as a TDR at March 31, 2022 and December 31, 2021, which totaled $91 thousand and $92 thousand, respectively.
Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, were $3.5 million at March 31, 2022. Loans that we have classified as nonperforming are a result of customer specific deterioration mostly financial in nature that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we have specific reserves totaling $138 thousand and $186 thousand at March 31, 2022 and December 31, 2021, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2022, we had $4.8 million in loans identified as special mention, an increase from $3.0 million from December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The increase from December 31, 2021 was primarily related to two loans being downgraded totaling $1.9 million . Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2022, we had $16.2 million in loans identified as substandard, a decrease of $2.8 million from December 31, 2021. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2022, specific reserves on originated and acquired loans totaling $138 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs to average loans receivable of 0.11% for the three months ended March 31, 2022, compared to annualized net charge-offs to average loans receivable of 0.15% for the three months ended March 31, 2021. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets
At March 31, 2022 and December 31, 2021
(Dollars in thousands)

	March 31, 2022	December 31, 2021
Nonperforming assets:
Nonaccrual loans	$3,486	$3,485
Loans contractually past‑due 90 days or more and still accruing	—	23
Total nonperforming loans (NPLs)	$3,486	$3,508
Other real estate owned	—	—
Total nonperforming assets (NPAs)	$3,486	$3,508
Performing troubled debt restructurings	$91	$92

NPLs/Total Assets	0.17%	0.16%
NPAs/Total Assets	0.17%	0.16%
NPAs and TDRs/Total Assets	0.17%	0.16%
Allowance for loan losses/NPLs	394.81%	394.21%

At March 31, 2022 and December 31, 2021, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.
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
We had no OREO property at each of March 31, 2022 and December 31, 2021.
Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At March 31, 2022, our commercial real estate portfolio (including construction lending) was 73.1% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.
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

Allowance for Loan Losses
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$(427)	(0.12)%
Commercial and industrial	(396)	(0.10)%	(117)	(0.03)%
Consumer residential	—	—%	3	—%
Consumer nonresidential	(19)	(0.01)%	4	—%
Total	$(415)	(0.11)%	$(537)	(0.15)%
Average loans outstanding during the period	$1,474,338		$1,456,310
Allowance for loan losses to loans receivable, net of fees	0.91%		1.00%
Allowance for loan losses to loans receivable, net of fees, excluding PPP	0.92%		1.12%

Allocation of the Allowance for Loan Losses
At March 31, 2022 and December 31, 2021
(Dollars in thousands)

	March 31,		December 31,
	2022		2021
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,218	61.21%	$8,995	60.11%
Commercial and industrial	1,987	12.19%	1,827	11.55%
Paycheck protection program	—	0.92%	—	1.90%
Commercial construction	1,772	11.84%	2,009	12.45%
Consumer real estate	610	13.39%	781	13.31%
Consumer nonresidential	176	0.45%	217	0.68%

Total allowance for loan losses	$13,763	100.00%	$13,829	100.00%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of March 31, 2022 and

December 31, 2021 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $330.3 million at March 31, 2022, a decrease of $27.4 million, or 7.7%, from $357.8 million at December 31, 2021, primarily due to the change in the market value of the portfolio during the quarter. The Company has been investing in fixed income securities funded through its increase in deposits and PPP loan forgiveness to deploy excess liquidity and optimize net interest margin.
As of March 31, 2022 and December 31, 2021, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $78.0 million and $85.6 million at March 31, 2022 and December 31, 2021, respectively.
We complete reviews for other-than-temporary impairment at least quarterly. At March 31, 2022 and December 31, 2021, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent and negative conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.
No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of March 31, 2022 and December 31, 2021.
We hold restricted investments in equities of the FRB and FHLB. At March 31, 2022, we owned $2.0 million in FHLB stock and $4.1 million in FRB stock. At December 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at March 31, 2022 and December 31, 2021.
Investment Securities by Stated Yields
At March 31, 2022 and December 31, 2021
(Dollars in thousands)

	At March 31, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	—%
Securities of state and local municipalities	—	2.25%	—%	2.92%	2.44%
Corporate bonds	—	4.12%	3.94%	4.50%	3.98%
Mortgaged‑backed securities	—	—	2.28%	1.56%	1.60%
Total available‑for‑sale securities	—	3.35%	2.65%	1.57%	1.74%
Total investment securities	—	3.35%	2.65%	1.57%	1.74%

	At December 31, 2021
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—%	2.92%	2.45%
Corporate bonds	—	3.98%	4.15%	—	4.12%
Mortgaged‑backed securities	—	—	2.21%	1.53%	1.57%
Total available‑for‑sale securities	—	3.27%	2.51%	1.53%	1.68%
Total investment securities	—	3.27%	2.51%	1.53%	1.68%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits at March 31, 2022 and December 31, 2021.

Average Balance
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	March 31, 2022		March 31, 2021
Noninterest bearing demand	$526,239	29.93%	$479,831	30.47%
Interest-bearing deposits
Interest checking	696,460	39.62%	523,712	33.26%
Savings and money markets	315,695	17.96%	278,774	17.70%
Certificates of deposits, $100,000 to $249,999	46,108	2.62%	64,191	4.08%
Certificates of deposits, $250,000 or more	138,497	7.88%	182,295	11.58%
Other time deposits	35,000	1.99%	45,778	2.91%
Total	$1,757,999	100.00%	$1,574,581	100.00%

Total deposits were $1.82 billion at March 31, 2022, a decrease of $64.4 million, or 3.4%, from $1.88 billion at December 31, 2021. Noninterest-bearing deposits totaled $545.9 million at March 31, 2022, comprising 30.0% of total deposits and decreased $34.4 million, or 6.1%, compared to December 31, 2021. The decrease in deposits is primarily due to the withdrawal of short-term transactional deposits from select core customers that were reported during the fourth quarter of 2021. As expected, the transactional deposits were withdrawn during the first quarter of 2022.

Wholesale deposits were $35.0 million at March 31, 2022 and December 31, 2021. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2022 and December 31, 2021, we had $181.2 million and $186.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of March 31, 2022, the estimated amount of total uninsured deposits were $828.3 million. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.
The following table reports maturities of the estimated amount of uninsured certificates of deposit at March 31, 2022.
Certificates of Deposit Greater than $250,000
At March 31, 2022
(Dollars in thousands)

March 31, 2022
Three months or less	$24,886
Over three months through six months	15,187
Over six months through twelve months	28,757
Over twelve months	12,409
$81,239

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $44.5 million at March 31, 2022 and December 31, 2021. Subordinated debt for each of March 31, 2022 and December 31, 2021 totaled $19.5 million. For each of March 31, 2022 and December 31, 2021, FHLB advances totaled $25.0 million.

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
Shareholders’ equity at March 31, 2022 was $200.9 million, a decrease of $8.9 million, compared to $209.8 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a decrease of $17.2 million in other comprehensive income, primarily related to the decrease in the market value of our available-for-sale investment securities portfolio, offset by net income recorded for the first quarter of 2022 totaling $6.6 million and common stock issued as a result of option exercises totaling $1.4 million for the three months ended March 31, 2022.
Total shareholders’ equity to total assets for March 31, 2022 and December 31, 2021 was 9.6% and 9.52%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2022 and December 31, 2021 was $13.81 and $14.70, respectively. The Bank’s CBLR at March 31, 2022 and December 31, 2021 was 10.96% and 10.53%, respectively. Accordingly, we were considered “well capitalized” for regulatory purposes at March 31, 2022 and December 31, 2021.
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
The following tables show the minimum capital requirements and our capital position at March 31, 2022 and December 31, 2021 for the Bank.
Capital Components
At March 31, 2022 and December 31, 2021
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At March 31, 2022
Leverage capital ratio	$221,633	10.96%	$182,970	>	9.000%
At December 31, 2021
Leverage capital ratio	$214,442	10.55%	$172,732	>	8.500%
Tangible Book Value
At March 31, 2022 and December 31, 2021
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
Total stockholders’ equity	$200,873	$209,796
Less: goodwill and intangibles, net	(7,982)	(8,052)
Tangible Common Equity	$192,891	$201,744

Book value per common share	$14.38	$15.28
Less: intangible book value per common share	(0.57)	(0.58)
Tangible book value per common share	$13.81	$14.70

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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $469.3 million at March 31, 2022, or 22.5% of total assets, a decrease from $598.7 million, or 27.2%, at December 31, 2021. We held investments that are classified as held-to-maturity in the amount of $264 thousand at March 31, 2022. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at March 31, 2022 was approximately $417.2 million. Borrowing capacity with the FRB was approximately $75.0 million at March 31, 2022. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $265.0 million available to us. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.
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
At March 31, 2022 and December 31, 2021, unused commitments to fund loans and lines of credit totaled $185.6 million and $183.1 million, respectively. Commercial and standby letters of credit totaled $9.3 million and $8.9 million at March 31, 2022 and December 31, 2021, respectively.
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
At March 31, 2022, our asset/liability position was asset sensitive based on our interest rate sensitivity model in the one-year time frame and asset sensitive in the the two-year time frame. Our net interest income would increase by 1.5% in an up 100 basis point scenario and would increase by 5.4% in an up 400 basis point scenario over a one-year time frame. In the two-year time horizon, our net interest income would increase by 7.7% in an up 100 basis point scenario and would increase by 28.2% in an up 400 basis point scenario. At March 31, 2022 and December 31, 2021, all interest rate risk stress tests measures were within our board policy established limits in each of the increased rate scenarios.
Additional information on our interest rate sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2022 and December 31, 2021 can be found below.

Interest Rate Risk to Earnings (Net Interest Income)
March 31, 2022		December 31, 2021
Change in interest rates (basis points)	Percentage change in net interest income	Change in interest rates (basis points)	Percentage change in net interest income
+400	5.39%	+400	8.57%
+300	4.22%	+300	6.47%
+200	2.91%	+200	4.24%
+100	1.47%	+100	1.99%
—	—	—	—
−100	(3.89%)	−100	(0.49)%
−200	(8.49%)	−200	(2.85)%
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
The interest rate risk to capital at March 31, 2022 and December 31, 2021 is shown below and reflects that our market value of capital is in a liability position in which an increase in short-term interest rates is expected to generate lower market values of capital. At March 31, 2022 and December 31, 2021, all EVE stress tests measures were within our board policy established limits.

Interest Rate Risk to Capital
March 31, 2022		December 31, 2021
Change in interest rates (basis points)	Percentage change in economic value of equity	Change in interest rates (basis points)	Percentage change in economic value of equity
+400	(4.81)%	+400	(3.77)%
+300	(3.19)%	+300	(2.46)%
+200	(1.55)%	+200	(1.08)%
+100	(0.49)%	+100	(0.37)%
0	—	0	—
−100	(1.98)%	−100	(3.58)%
−200	(8.34)%	−200	(6.59)%

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

Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)On March 17, 2022, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020 and extended in 2021. Under the renewed Repurchase Program, we may purchase up to 1,080,860 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2021. The Repurchase Program will expire on March 31, 2023, subject to earlier termination of the program by the Board of Directors.
No shares were purchased during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 12, 2022	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)