Form 10-Q
period 2022-06-30
FVCBankcorp, Inc.
filed 2022-08-10
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,970,748 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2022

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2022 and December 31, 2021
(In thousands, except share data)

			June 30, 2022	December 31, 2021*
			(Unaudited)
Assets
Cash and due from banks			$11,730	$24,613
Interest-bearing deposits at other financial institutions			196,187	216,345
Securities held-to-maturity (fair value of $0.3 million for both June 30, 2022 and December 31, 2021)			264	264
Securities available-for-sale, at fair value			307,618	357,774
Restricted stock, at cost			6,562	6,372
Loans, net of allowance for loan losses of $15.0 million and $13.8 million at June 30, 2022 and December 31, 2021, respectively			1,649,275	1,490,020
Premises and equipment, net			1,334	1,584
Accrued interest receivable			8,132	8,074
Prepaid expenses			2,985	1,393
Deferred tax assets, net			15,843	8,629
Goodwill and intangibles, net			7,914	8,052
Bank owned life insurance (BOLI)			54,663	39,171
Operating lease right-of-use assets			9,554	10,167
Other assets			33,844	30,466
Total assets			$2,305,905	$2,202,924

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$541,815	$581,293
Interest-bearing checking, savings and money market			1,166,930	1,071,059
Time deposits			218,432	231,417
Total deposits			$1,927,177	$1,883,769

Federal funds purchased			$115,000	$—
FHLB advances			25,000	25,000
Subordinated notes, net of issuance costs			19,537	19,510
Accrued interest payable			698	1,034
Operating lease liabilities			10,485	11,111
Accrued expenses and other liabilities			10,409	52,704
Total liabilities			$2,108,306	$1,993,128

Commitments and Contingent Liabilities

Stockholders' Equity	2022	2021
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,970,748	13,727,045	140	137
Additional paid-in capital			123,708	121,798
Retained earnings			102,943	89,904
Accumulated other comprehensive (loss), net			(29,192)	(2,043)
Total stockholders' equity			$197,599	$209,796
Total liabilities and stockholders' equity			$2,305,905	$2,202,924

See Notes to Consolidated Financial Statements.

*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the three and six months ended June 30, 2022 and 2021
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$17,243	$15,751	$32,850	$31,683
Interest and dividends on securities held-to-maturity	2	1	2	2
Interest and dividends on securities available-for-sale	1,503	872	2,991	1,590
Dividends on restricted stock	78	81	161	163
Interest on deposits at other financial institutions	200	71	245	116
Total interest and dividend income	$19,026	$16,776	$36,249	$33,554

Interest Expense
Interest on deposits	$1,897	$1,855	$3,727	$3,855
Interest on federal funds purchased	11	—	11	—
Interest on short-term debt	73	84	158	168
Interest on subordinated notes	258	651	515	1,302
Total interest expense	$2,239	$2,590	$4,411	$5,325

Net Interest Income	$16,787	$14,186	$31,838	$28,229
Provision for loan losses	1,185	—	1,535	—
Net interest income after provision for loan losses	$15,602	$14,186	$30,303	$28,229
Noninterest Income
Service charges on deposit accounts	$230	$247	$464	$490
BOLI income	254	250	492	498
Income from minority membership interest	2	—	914	—
Other income	159	188	399	488
Total noninterest income	$645	$685	$2,269	$1,476

Noninterest Expenses
Salaries and employee benefits	$4,914	$4,458	$9,891	$9,006
Occupancy and equipment expense	812	820	1,651	1,627
Data processing and network administration	550	551	1,092	1,114
State franchise taxes	509	487	1,018	991
Audit, legal and consulting fees	288	503	649	857
Merger and acquisition expense	—	—	125	—
Loan related expenses	(59)	307	(12)	413
FDIC insurance	180	220	360	430
Marketing, business development and advertising	89	56	177	105
Director fees	155	153	335	291
Postage, courier and telephone	40	49	91	95
Internet banking	157	142	301	275
Core deposit intangible amortization	131	78	201	158
Other operating expenses	450	404	778	748
Total noninterest expenses	$8,216	$8,228	$16,657	$16,110
Net income before income tax expense	$8,031	$6,643	$15,915	$13,595
Income tax expense	1,606	1,478	2,876	2,861
Net income	$6,425	$5,165	$13,039	$10,734
Earnings per share, basic	$0.46	$0.38	$0.94	$0.79
Earnings per share, diluted	$0.43	$0.36	$0.88	$0.74
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2022 and 2021
(In thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$6,425	$5,165	$13,039	$10,734
Other comprehensive (loss) income:
Unrealized loss (gain) on securities available for sale, net of tax benefit of $2,700 and $7,400 for the three and six months ended June 30, 2022, respectively, and net of tax expense of $49 for the three months ended June 30, 2021, and net of tax benefit of $247 for the six months ended June 30, 2021, respectively.	(10,199)	183	(27,878)	(1,098)
Unrealized gain on interest rate swaps, net of tax expense of $59 and $194 for the three and six months ended June 30, 2022 and net of tax expense of $15 and $57 for the three and six months ended June 30, 2021, respectively.	221	57	729	213
Total other comprehensive (loss) income	$(9,978)	$240	$(27,149)	$(885)
Total comprehensive (loss) income	$(3,553)	$5,405	$(14,110)	$9,849

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the six months ended June 30, 2022 and 2021
(In thousands)
(Unaudited)

	2022	2021
Cash Flows From Operating Activities
Net income	$13,039	$10,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215	298
Provision for loan losses	1,535	—
Net amortization of premium of securities	333	201
Net accretion of deferred loan costs and fees	(1,228)	(3,086)
Net accretion of acquisition accounting adjustments	(98)	(272)
Income from minority membership interest	(914)	—
Amortization of subordinated debt issuance costs	27	61
Core deposits intangible amortization	201	158
Stock-based compensation expense	452	460
BOLI income	(492)	(498)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(4,344)	3,840
Decrease in accrued interest payable, accrued expenses and other liabilities	(2,272)	(4,926)
Net cash provided by operating activities	$6,454	$6,970

Cash Flows From Investing Activities
Decrease (increase) in interest-bearing deposits at other financial institutions	$20,158	$(70,325)
Purchases of securities available-for-sale	(46,160)	(96,769)
Proceeds from maturities and calls of securities available-for-sale	—	2,000
Proceeds from redemptions of securities available-for-sale	20,481	18,965
Net (purchase) redemption of restricted stock	(190)	191
Net (increase) decrease in loans	(159,459)	(5,429)
Purchase of bank-owned life insurance	(15,000)	—
Distribution received from minority owned investment	1,040	—
Purchases of premises and equipment, net	(71)	(171)
Net cash used in investing activities	$(179,201)	$(151,538)

Cash Flows From Financing Activities
Net increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$56,393	$182,339
Increase in federal funds purchased	115,000	—
Net decrease in time deposits	(12,990)	(34,628)
Common stock issuance	1,461	878
Net cash provided by financing activities	$159,864	$148,589
Net increase (decrease) in cash and cash equivalents	$(12,883)	$4,021
Cash and cash equivalents, beginning of year	24,613	20,835
Cash and cash equivalents, end of period	$11,730	$24,856
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 and 2021
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	10,734	—	10,734
Other comprehensive loss	—	—	—	—	(885)	(885)
Common stock issuance for options exercised, net	136	1	877	—	—	878
Vesting of restricted stock grants	1	—	—	—	—	—
Stock-based compensation expense	—	—	460	—	—	460
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687
Balance at March 31, 2021	13,639	$136	$120,552	$73,540	$701	$194,929
Net income	—	—	—	5,165	—	5,165
Other comprehensive income	—	—	—	—	240	240
Common stock issuance for options exercised, net	8	—	59	—	—	59
Vesting of restricted stock grants	1	—	—	—	—	—
Stock-based compensation expense	—	—	294	—	—	294
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	13,039	—	13,039
Other comprehensive loss	—	—	—	—	(27,149)	(27,149)
Common stock issuance for options exercised, net	215	3	1,458	—	—	1,461
Vesting of restricted stock grants	28	—	—	—	—	—
Stock-based compensation expense	—	—	452	—	—	452
Balance at June 30, 2022	13,971	$140	$123,708	$102,943	$(29,192)	$197,599
Balance at March 31, 2022	13,967	$140	$123,429	$96,518	$(19,214)	$200,873
Net income	—	—	—	6,425	—	6,425
Other comprehensive loss	—	—	—	—	(9,978)	(9,978)
Common stock issuance for options exercised, net	4	—	31	—	—	31
Stock-based compensation expense	—	—	248	—	—	248
Balance at June 30, 2022	13,971	$140	$123,708	$102,943	$(29,192)	$197,599

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
The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. and Baltimore metropolitan areas. The Bank commenced operations on November 27, 2007 and is a member of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). It is subject to the regulations of the Board of Governors of the Federal Reserve and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.
On August 31, 2021, the Company announced that the Bank had made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank has obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over a three year period.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021. Certain prior period amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission

Notes to Unaudited Consolidated Financial Statements
(Continued)
("SEC"), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, determined its allowance methodology and is running the model parallel to the Company’s incurred loss model for the quarter ended June 30, 2022.
Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification ("ASC") 326, “Financial Instruments - Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share ("EPS") calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit losses ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled

Notes to Unaudited Consolidated Financial Statements
(Continued)
debt restructurings ("TDRs"), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(7)	$257
Total Held-to-maturity Securities	$264	$—	$(7)	$257
Available-for-sale
Securities of U.S. government and federal agencies	$13,558	$—	$(1,835)	$11,723
Securities of state and local municipalities tax exempt	1,389	3	(1)	1,391
Securities of state and local municipalities taxable	543	—	(25)	518
Corporate bonds	20,216	44	(770)	19,490
SBA pass-through securities	92	—	(6)	86
Mortgage-backed securities	298,059	—	(34,387)	263,672
Collateralized mortgage obligations	11,604	2	(868)	10,738
Total Available-for-sale Securities	$345,461	$49	$(37,892)	$307,618

Notes to Unaudited Consolidated Financial Statements
(Continued)

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$13,719	$—	$(283)	$13,436
Securities of state and local municipalities tax exempt	1,393	58	—	1,451
Securities of state and local municipalities taxable	607	—	(11)	596
Corporate bonds	13,970	259	(78)	14,151
SBA pass-through securities	107	1	—	108
Mortgage-backed securities	316,313	1,352	(3,827)	313,838
Collateralized mortgage obligations	14,230	113	(149)	14,194
Total Available-for-sale Securities	$360,339	$1,783	$(4,348)	$357,774

The Company had $4.7 million and $5.8 million in securities pledged with the Federal Reserve Bank of Richmond ("FRB") to collateralize certain municipal deposits at June 30, 2022 and December 31, 2021, respectively. The Company had $95.1 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at June 30, 2022. There were $79.7 million securities pledged to the Virginia Department of Treasury at December 31, 2021.
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$11,723	$(1,835)	$—	$—	$11,723	$(1,835)
Securities of state and local municipalities tax exempt	634	(8)	—	—	634	(8)
Securities of state and local municipalities taxable	517	(25)	—	—	517	(25)
Corporate bonds	14,730	(770)	—	—	14,730	(770)
SBA pass-through securities	86	(6)	—	—	86	(6)
Mortgage-backed securities	234,803	(29,674)	28,648	(4,713)	263,451	(34,387)
Collateralized mortgage obligations	7,152	(396)	2,907	(472)	10,059	(868)
Total	$269,645	$(32,714)	$31,555	$(5,185)	$301,200	$(37,899)

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$13,275	$(283)	$—	$—	$13,275	$(283)
Securities of state and local municipalities taxable	595	(11)	—	—	595	(11)
Corporate bonds	3,922	(78)	—	—	3,922	(78)
Mortgage-backed securities	216,278	(3,175)	19,225	(652)	235,503	(3,827)
Collateralized mortgage obligations	3,362	(82)	1,814	(67)	5,176	(149)
Total	$237,432	$(3,629)	$21,039	$(719)	$258,471	$(4,348)

Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities tax-exempt: The unrealized losses on two of the investments in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. These investments carry an S&P investment grade rating of AA+ and AA.
Securities of state and local municipalities taxable: The unrealized loss on one of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of this investment does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The investment carries an S&P investment grade rating of AAA.
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
Mortgage-backed securities: The unrealized losses on the Company’s investment in 106 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 29 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
The amortized cost and fair value of securities as of June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	June 30, 2022
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$257	$3,542	$3,484
After 5 years through 10 years	—	—	48,745	45,905
After 10 years	—	—	293,174	258,229
Total	$264	$257	$345,461	$307,618

For the six months ended June 30, 2022 and 2021, proceeds from principal repayments of securities were $20.5 million and $19.0 million, respectively. During the six months ended June 30, 2022 and 2021, proceeds from calls and maturities of securities were $0 and $2.0 million, respectively. There were no gross realized gains or losses during the six months ended June 30, 2022 and 2021, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Loan Losses
A summary of loan balances by type follows:

	June 30, 2022			December 31, 2021
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$967,643	$16,713	$984,356	$887,310	$18,802	$906,112
Commercial and industrial	216,568	3,479	220,047	199,040	3,710	202,750
Commercial construction	161,502	692	162,194	186,572	1,043	187,615
Consumer real estate	269,382	20,407	289,789	176,682	23,922	200,604
Consumer nonresidential	9,908	24	9,932	10,277	27	10,304
	$1,625,003	$41,315	$1,666,318	$1,459,881	$47,504	$1,507,385
Less:
Allowance for loan losses	14,957	—	14,957	13,829	—	13,829
Unearned income and (unamortized premiums), net	2,086	—	2,086	3,536	—	3,536
Loans, net	$1,607,960	$41,315	$1,649,275	$1,442,516	$47,504	$1,490,020

During 2018, as a result of the Company’s acquisition of Colombo Bank ("Colombo"), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).
The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	June 30, 2022
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$182
Carrying amount	—
Other acquired loans
Outstanding principal balance	41,782
Carrying amount	41,315
Total acquired loans
Outstanding principal balance	41,964
Carrying amount	41,315

(In thousands)	December 31, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$207
Carrying amount	—
Other acquired loans
Outstanding principal balance	48,049
Carrying amount	47,504
Total acquired loans
Outstanding principal balance	48,256
Carrying amount	47,504

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table presents changes during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2022	$3
Accretion	(33)
Reclassification of nonaccretable difference due to changes in expected cash flows	23
Other changes, net	7
Balance at June 30, 2022	$—

(In thousands)
Balance at January 1, 2021	$216
Accretion	(217)
Reclassification of nonaccretable difference due to changes in expected cash flows	54
Other changes, net	(50)
Balance at December 31, 2021	$3

An analysis of the allowance for loan losses for the three and six months ended June 30, 2022 and 2021, and for the year ended December 31, 2021, follows:
Allowance for Loan Losses
For the three months ended June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$9,218	$1,987	$1,772	$610	$176	$13,763
Charge-offs	—	—	—	—	(17)	(17)
Recoveries	—	—	—	1	25	26
Provision	849	269	(7)	117	(43)	1,185
Ending Balance	$10,067	$2,256	$1,765	$728	$141	$14,957

Allowance for Loan Losses
For the six months ended June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(53)	(449)
Recoveries	—	—	—	1	41	42
Provision	1,072	825	(244)	(54)	(64)	1,535
Ending Balance	$10,067	$2,256	$1,765	$728	$141	$14,957

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following tables present the recorded investment in loans and impairment method as of June 30, 2022 and 2021, and at December 31, 2021, by portfolio segment:
Allowance for Loan Losses
At June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
Individually evaluated for impairment	$—	$83	$—	$2	$—	$85
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	10,067	2,173	1,765	726	141	14,872
	$10,067	$2,256	$1,765	$728	$141	$14,957
Loans Receivable
At June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,357	$4,569	$105	$90	$—	$16,121
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	972,999	215,478	162,089	289,699	9,932	1,650,197
	$984,356	$220,047	$162,194	$289,789	$9,932	$1,666,318

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Loan Losses
At June 30, 2021
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

Notes to Unaudited Consolidated Financial Statements
(Continued)

Loans Receivable
At December 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,915	$5,214	$1,557	$343	$—	$19,029
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	894,197	197,536	186,058	200,261	10,304	1,488,356
	$906,112	$202,750	$187,615	$200,604	$10,304	$1,507,385

Impaired loans by class excluding purchased credit impaired, at June 30, 2022 and December 31, 2021, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2022
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	83	1,688	48
Commercial construction	—	—	—	—	—
Consumer real estate	90	90	2	91	3
Consumer nonresidential	—	—	—	—	—
	$1,768	$1,778	$85	$1,779	$51
June 30, 2022
With no related allowance:
Commercial real estate	$11,357	$11,357	$—	$11,358	$297
Commercial and industrial	2,891	2,891	—	3,268	104
Commercial construction	105	105	—	154	5
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$14,353	$14,353	$—	$14,780	$406

Notes to Unaudited Consolidated Financial Statements
(Continued)

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	181	1,711	95
Commercial construction	—	—	—	—	—
Consumer real estate	93	93	5	95	7
Consumer nonresidential	—	—	—	—	—
	$1,771	$1,781	$186	$1,806	$102
December 31, 2021
With no related allowance:
Commercial real estate	$11,915	$11,915	$—	$11,947	$581
Commercial and industrial	3,536	3,536	—	3,660	238
Commercial construction	1,557	1,596	—	1,597	174
Consumer real estate	250	250	—	250	28
Consumer nonresidential	—	—	—	—	—
	$17,258	$17,297	$—	$17,454	$1,021
There were no impaired loans in the acquired loan portfolio at both June 30, 2022 and December 31, 2021, respectively. No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure.
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of June 30, 2022 and December 31, 2021:
As of June 30, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$955,820	$211,599	$159,002	$269,226	$9,908	$1,605,555
Special mention	361	400	2,500	66	—	3,327
Substandard	11,462	4,569	—	90	—	16,121
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$967,643	$216,568	$161,502	$269,382	$9,908	$1,625,003
As of June 30, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$15,243	$3,479	$692	$20,407	$24	$39,845
Special mention	1,470	—	—	—	—	1,470
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$16,713	$3,479	$692	$20,407	$24	$41,315
As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$875,395	$193,426	$182,497	$176,271	$10,277	$1,437,866
Special mention	—	400	2,518	68	—	2,986
Substandard	11,915	5,214	1,557	343	—	19,029
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$887,310	$199,040	$186,572	$176,682	$10,277	$1,459,881

Notes to Unaudited Consolidated Financial Statements
(Continued)
As of December 31, 2021 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$18,802	$3,710	$1,043	$23,922	$27	$47,504
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,802	$3,710	$1,043	$23,922	$27	$47,504

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2022, the Company had $3.3 million in originated loans identified as special mention, an increase from $3.0 million at December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2022, the Company had $16.1 million in loans identified as substandard, a decrease of $2.9 million from December 31, 2021. The decrease in substandard loans was primarily related to two loans totaling $1.8 million which were sold at a discount. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2022, specific reserves on originated and acquired loans totaling $85 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at June 30, 2022 and December 31, 2021:
As of June 30, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$1,300	$1,808	$3,108	$964,535	$967,643	$—	$1,808
Commercial and industrial	—	170	1,678	1,848	214,720	216,568	—	1,678
Commercial construction	1,507	—	—	1,507	159,995	161,502	—	—
Consumer real estate	—	66	—	66	269,316	269,382	—	—
Consumer nonresidential	—	—	—	—	9,908	9,908	—	—
Total	$1,507	$1,536	$3,486	$6,529	$1,618,474	$1,625,003	$—	$3,486
As of June 30, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$16,713	$16,713	$—	$—
Commercial and industrial	—	—	—	—	3,479	3,479	—	—
Commercial construction	—	—	—	—	692	692	—	—
Consumer real estate	—	—	—	—	20,407	20,407	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$41,315	$41,315	$—	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$887,310	$887,310	$—	$—
Commercial and industrial	—	—	1,678	1,678	197,362	199,040	—	1,678
Commercial construction	—	—	1,557	1,557	185,015	186,572	—	1,557
Consumer real estate	—	—	250	250	176,432	176,682	—	250
Consumer nonresidential	14	21	18	53	10,224	10,277	18	—
Total	$14	$21	$3,503	$3,538	$1,456,343	$1,459,881	$18	$3,485

As of December 31, 2021 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$18,802	$18,802	$—	$—
Commercial and industrial	—	—	—	—	3,710	3,710	—	—
Commercial construction	—	—	—	—	1,043	1,043	—	—
Consumer real estate	234	—	5	239	23,683	23,922	5	—
Consumer nonresidential	2	—	—	2	25	27	—	—
Total	$236	$—	$5	$241	$47,263	$47,504	$5	$—
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2022 and December 31, 2021, respectively.
There were overdrafts of $264 thousand and $58 thousand at June 30, 2022 and December 31, 2021, respectively, which have been reclassified from deposits to loans. At June 30, 2022 and December 31, 2021, loans with a carrying value of $269.5 million and $290.3 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
There were no defaults of TDRs during the twelve months since restructuring for the six months ended June 30, 2022 and 2021.
There were no loans designated as TDRs during the six months ended June 30, 2022. The following table presents loans designated as TDRs during the six months ended June 30, 2021:

For the six months ended June 30, 2021

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Consumer real estate	1	$99	$99
Total	1	$99	$99

As of June 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $90 thousand and $92 thousand, respectively.
The concessions made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Notes to Unaudited Consolidated Financial Statements
(Continued)

Note 4.    Derivative Financial Instruments
The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2022 and December 31, 2021. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of June 30, 2022, the Company had entered into 14 interest rate swap agreements which are collateralized with $30 thousand in cash. There were 19 interest rate swap agreements outstanding as of December 31, 2021 which were collateralized with $6.7 million in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$71,443	$1,359
Pay Fixed/Receive Variable Swaps	71,443	(1,359)

	December 31, 2021
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,643	$6,052
Pay Fixed/Receive Variable Swaps	80,643	(6,052)

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
At June 30, 2022 and December 31, 2021, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advances which are included in other borrowed funds on the consolidated balance sheet) and its wholesale deposits (which are included in total deposits on the consolidated balance sheet) was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(Dollars in thousands)	June 30, 2022	December 31, 2021
Notional amount	$60,000	$60,000
Weighted average pay rate	0.87%	0.87%
Weighted average receive rate	2.01%	0.21%
Weighted average maturity in years	0.60 years	1.10 years
Unrealized gain (loss) relating to interest rate swaps	$846	$(77)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR) in exchange for making payments at a fixed rate. At June 30, 2022 and December 31, 2021, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive (loss) income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2022 and December 31, 2021, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At June 30, 2022 and December 31, 2021, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	June 30, 2022	December 31, 2021
Commitments to grant loans	$90,976	$90,591
Unused commitments to fund loans and lines of credit	250,935	183,145
Commercial and standby letters of credit	10,849	8,930
Interest rate lock commitments	51,139	—

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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $11.1 million and $32.8 million at June 30, 2022 and December 31, 2021, respectively.

Note 6.    Stock-Based Compensation Plan
The Company’s Amended and Restated 2008 Option Plan (the "Plan"), which is stockholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock in connection with their service to the Company. In May 2022, the stockholders approved an amendment to Plan to extend the term and increase the number of shares authorized for issuance under the Plan by 200,000 shares. The Company has granted stock options and restricted stock units under the Plan.
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At June 30, 2022, 130,672 shares were available to grant under the Plan.
No options were granted during the three and six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, there were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and six months ended June 30, 2021, respectively.
A summary of option activity under the Plan as of June 30, 2022 and changes during the six months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2022	1,544,893	$8.31	2.46
Granted	—	—
Exercised	(218,349)	7.09
Forfeited or expired	(97)	8.56
Outstanding and Exercisable at June 30, 2022	1,326,447	$8.51	2.30	$13,689,157

(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on changes in the market value of the Company’s common stock.
As of June 30, 2022, all outstanding stock options granted under the Plan are fully vested and amortized. There was $31 thousand income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended June 30, 2022. The total income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements was $6 thousand for the three months ended June 30, 2021. Tax benefits recognized for nonqualified stock options during the six months ended June 30, 2022 and 2021 totaled $235 thousand and $131 thousand, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Restricted stock units relating to 119,720 shares were granted during the six months ended June 30, 2022. There were 116,488 restricted stock units granted during the six months ended June 30, 2021.

A summary of the Company’s restricted stock unit grant activity as of June 30, 2022 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	151,403	$17.92
Granted	119,720	18.65
Vested	(28,369)	17.49
Forfeited	(4,412)	18.27
Balance at June 30, 2022	238,342	$18.33

The compensation cost that has been charged to income for the Plan was $246 thousand and $294 thousand for the three months ended June 30, 2022 and 2021, respectively. Total compensation cost for the six months ended June 30, 2022 and 2021 was $452 thousand and $460 thousand, respectively. As of June 30, 2022, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 39 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements at June 30, 2022 Using
(In thousands)	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,723	$—	$11,723	$—
Securities of state and local municipalities tax exempt	1,391	—	1,391	—
Securities of state and local municipalities taxable	518	—	518	—
Corporate bonds	19,490	—	19,490	—
SBA pass-through securities	86	—	86	—
Mortgage-backed securities	263,672	—	263,672	—
Collateralized mortgage obligations	10,738	—	10,738	—
Total Available-for-Sale Securities	$307,618	$—	$307,618	$—
Derivative assets - interest rate swaps	1,359	—	1,359	—
Derivative assets - cash flow hedge	852	—	852	—
Liabilities
Derivative liabilties - interest rate swaps	1,359	—	1,359	—
Derivative liabilties - cash flow hedge	6	—	6	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2021 Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,436	$—	$13,436	$—
Securities of state and local municipalities tax exempt	1,451	—	1,451	—
Securities of state and local municipalities taxable	596	—	596	—
Corporate bonds	14,151	—	14,151	—
SBA pass-through securities	108	—	108	—
Mortgage-backed securities	313,838	—	313,838	—
Collateralized mortgage obligations	14,194	—	14,194	—
Total Available-for-Sale Securities	$357,774	$—	$357,774	$—
Derivative assets - interest rate swaps	6,052	—	6,052	—
Liabilities
Derivative liabilties - interest rate swaps	6,052	—	6,052	—
Derivative liabilties - cash flow hedge	77	—	77	—

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
(In thousands)	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,595	$—	$—	$1,595
Consumer residential	88	—	—	88
Total Impaired loans	$1,683	$—	$—	$1,683

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,497	$—	$—	$1,497
Consumer residential	88	—	—	88
Total Impaired loans	$1,585	$—	$—	$1,585

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2022 and December 31, 2021:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2022
(In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,595	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total impaired loans	$1,683	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

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

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and December 31, 2021. Fair values for June 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of June 30, 2022, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$11,730	$11,730	$—	$—
Interest-bearing deposits at other institutions	196,187	196,187	—	—
Securities held-to-maturity	264	—	257	—
Securities available-for-sale	307,618	—	307,618	—
Restricted stock	6,562	—	6,562	—
Loans, net	1,649,275	—	—	1,588,077
Bank owned life insurance	54,663	—	54,663	—
Accrued interest receivable	8,132	—	8,132	—

Financial liabilities:
Checking, savings and money market accounts	$1,708,745	$—	$1,708,745	$—
Time deposits	218,432	—	219,635	—
Federal funds purchased	115,000	115,000	—	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,537	—	19,493	—
Accrued interest payable	698	—	698	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2021, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,613	$24,613	$—	$—
Interest-bearing deposits at other institutions	216,345	216,345	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	357,774	—	357,774	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,490,020	—	—	1,493,185
Bank owned life insurance	39,171	—	39,171	—
Accrued interest receivable	8,074	—	8,074	—

Financial liabilities:
Checking, savings and money market accounts	$1,652,352	$—	$1,652,352	$—
Time deposits	231,417	—	232,837	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,510	—	18,133	—
Accrued interest payable	1,034	—	1,034	—
Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of June 30, 2022 and 2021 includes only the potential dilution of stock options.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for each of the periods ended June 30, 2022 and June 30, 2021.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021

Net income	$6,425	$5,165	$13,039	$10,734

Weighted average number of shares	13,970	13,647	13,902	13,613

Effect of dilutive securities, restricted stock units and options	900	870	890	914

Weighted average diluted shares	14,870	14,517	14,792	14,527

Basic EPS	$0.46	$0.38	$0.94	$0.79
Diluted EPS	$0.43	$0.36	$0.88	$0.74

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended June 30, 2022 and 2021 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended June 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,662)	$448	$(19,214)
Net unrealized (losses) gains during the period	(10,199)	221	(9,978)
Other comprehensive (loss) income, net of tax	(10,199)	221	(9,978)
Balance, end of period	$(29,861)	$669	$(29,192)

(In thousands)
Six Months Ended June 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized gains (losses) during the period	(27,878)	729	(27,149)
Other comprehensive income (loss), net of tax	(27,878)	729	(27,149)
Balance, end of period	$(29,861)	$669	$(29,192)

(In thousands)
Three Months Ended June 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$1,140	$(439)	$701
Net unrealized (losses) gains during the period	183	57	240
Other comprehensive (loss) income, net of tax	183	57	240
Balance, end of period	$1,323	$(382)	$941

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)
Six Months Ended June 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized gains (losses) during the period	(1,098)	213	(885)
Other comprehensive income (loss), net of tax	$(1,098)	$213	$(885)
Balance, end of period	$1,323	$(382)	$941

There were no gains for the three and six months ended June 30, 2022 and 2021, respectively, that were reclassified from AOCI into income.

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
The Company had the option, on any scheduled interest payment date, to redeem the subordinated notes, in whole or in part, upon not fewer than 30 nor greater than 60 days’ notice to holders, at a redemption price equal to 100% of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. In August 2021, the Company provided a redemption notice to each holder of the subordinated notes that the notes would be redeemed on September 30, 2021 or such later date as the holder returned its note to the Company. The Company redeemed and paid $23.8 million of principal during the year ended December 31, 2021. The remaining note holders redeemed their notes with a principal balance of $1.2 million in February 2022. The notes stopped accruing interest effective as of the September 30, 2021 redemption date.

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$230	$247	$464	$490
Fees, Exchange, and Other Service Charges	91	96	181	174
Other income	24	22	90	182
Noninterest Income (in-scope of Topic 606)	345	365	735	846
Noninterest Income (out-scope of Topic 606)	300	320	1,534	630
Total Noninterest Income	$645	$685	$2,269	$1,476

Notes to Unaudited Consolidated Financial Statements
(Continued)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022 and 2021, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the six months ended June 30, 2022 or 2021.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,742	$5,152
Income taxes	4,743	2,626
Noncash investing and financing activities:
Unrealized loss on securities available-for-sale	(35,278)	(1,345)
Unrealized gain on interest rate swaps	923	269

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2022 and December 31, 2021 and the results of our operations for the three and six months ended June 30, 2022 and 2021. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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

•general business and economic conditions, including higher inflation and its impacts, nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, and consumer and business confidence, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;

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
The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for loan losses and fair value measurements.
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
Results of Operations— Three and Six Months Ended June 30, 2022 and 2021
Overview
We recorded net income of $6.4 million, or $0.43 per diluted common share, for the three months ended June 30, 2022, compared to net income of $5.2 million, or $0.36 per diluted common share, for the three months ended June 30, 2021, an increase of $1.3 million, or 24%. Net interest income increased $2.6 million, or 18%, to $16.8 million for the three months ended June 30, 2022, compared to $14.2 million for the three months ended June 30, 2021. Provision for loan losses of $1.2 million was recorded for the three months ended June 30, 2022, compared to no provision being recorded for the same period of 2021. Noninterest income was $645 thousand compared to $685 thousand for the three months ended June 30, 2022 and 2021, respectively. Noninterest expense was $8.2 million for each of the three month periods ended June 30, 2022 and 2021.

The annualized return on average assets for the three months ended June 30, 2022 and 2021 was 1.21% and 1.06%, respectively. The annualized return on average equity for the three months ended June 30, 2022 and 2021 was 12.93% and 10.41%, respectively.

For the six months ended June 30, 2022, we recorded net income of $13.0 million, or $0.88 per diluted common share, compared to net income of $10.7 million, or $0.74 per diluted common share, for the six months ended June 30, 2021. Net interest income increased $3.6 million to $31.8 million for the six months ended June 30, 2022, compared to $28.2 million for the six months ended June 30, 2021. Provision for loan losses was $1.5 million for the six months ended June 30, 2022, compared to no provision for loan losses for the same period of 2021. Noninterest income increased $793 thousand, or 54%, to $2.3 million for the six months ended June 30, 2022 as compared to $1.5 million for 2021. Noninterest expense was $16.7 million for the six months ended June 30, 2022, compared to $16.1 million for the same six month period of 2021.

The annualized return on average assets for the six months ended June 30, 2022 and 2021 was 1.26% and 1.13%, respectively. The annualized return on average equity for the six months ended June 30, 2022 and 2021 was 12.78% and 10.96%, respectively.

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$940,338	$10,215	4.35%	$796,220	$8,616	4.33%
Commercial and industrial	203,985	2,321	4.55%	120,021	1,421	4.74%
Paycheck protection program	9,718	169	6.94%	138,550	1,474	4.26%
Commercial construction	174,896	2,067	4.73%	212,004	2,382	4.49%
Consumer residential	242,867	2,295	3.78%	164,938	1,633	3.96%
Consumer nonresidential	9,327	176	7.53%	12,810	225	7.04%
Total loans (1)	1,581,131	17,243	4.36%	1,444,543	15,751	4.36%

Investment securities (2)	351,525	1,508	1.72%	172,648	875	2.03%
Restricted stock	6,015	78	5.23%	6,227	81	5.20%
Deposits at other financial institutions and federal funds sold	99,650	200	0.81%	228,708	71	0.12%

Total interest-earning assets and interest income	2,038,321	19,029	3.73%	1,852,126	16,778	3.62%

Noninterest-earning assets:
Cash and due from banks	4,716			15,954
Premises and equipment, net	1,452			1,525
Accrued interest and other assets	85,433			92,805
Allowance for loan losses	(14,109)			(14,427)
Total assets	$2,115,813			$1,947,983

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$794,757	$1,007	0.51%	$565,074	$742	0.53%
Savings and money markets	329,831	446	0.54%	297,003	351	0.47%
Time deposits	177,525	446	1.01%	238,113	722	1.22%
Wholesale deposits	35,000	(2)	(0.03%)	35,000	39	0.45%
Total interest - bearing deposits	1,337,113	1,897	0.57%	1,135,190	1,854	0.66%

Other borrowed funds	46,946	342	2.92%	69,127	736	4.27%

Total interest-bearing liabilities and interest expense	1,384,059	2,239	0.65%	1,204,317	2,590	0.86%

Noninterest-bearing liabilities:
Demand deposits	509,991			518,826
Other liabilities	22,998			26,374
Common stockholders' equity	198,765			198,466
Total liabilities and stockholders' equity	$2,115,813			$1,947,983

Net interest income and net interest margin		$16,790	3.30%		$14,188	3.07%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $774 thousand and $1.7 million for the three months ended June 30, 2022 and 2021, respectively.
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
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2022.

Rate and Volume Analysis
For the Three Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,560	$39	$1,599
Commercial and industrial	994	(94)	900
Paycheck protection program	(1,371)	66	(1,305)
Commercial construction	(417)	102	(315)
Consumer residential	772	(110)	662
Consumer nonresidential	(61)	12	(49)
Total loans (1)	1,477	15	1,492

Investment securities (2)	899	(266)	633
Restricted stock	(4)	1	(3)
Deposits at other financial institutions and federal funds sold	(39)	168	129

Total interest income	2,333	(82)	2,251

Interest expense:

Interest - bearing deposits:
Interest checking	301	(36)	265
Savings and money markets	40	55	95
Time deposits	(186)	(90)	(276)
Wholesale deposits	—	(41)	(41)
Total interest - bearing deposits	155	(112)	43

Other borrowed funds	(237)	(157)	(394)
Total interest expense	(82)	(269)	(351)

Net interest income	$2,415	$187	$2,602

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

Net interest income for the three months ended June 30, 2022 was $16.8 million, compared to $14.2 million for the three months ended June 30, 2021, an increase of $2.6 million, or 18.3%. The increase in net interest income was primarily a result of our growth in average earning assets supplemented by continued decreases in the average rates paid on interest-bearing deposits and other borrowed funds during 2022 as compared to 2021. Average earning assets increased $186.2 million to $2.04 billion during the second quarter of 2022 as compared to $1.85 billion for the same period of 2021, primarily related to average growth in our loan portfolio of $136.6 million ($265.4 million excluding PPP loans) for the second quarter of 2022 as compared to the same period of 2021, contributing $1.5 million of the increase in interest income for the second quarter of 2022. The average balance of the investment securities portfolio increased $178.9 million to

$351.5 million for the three months ended June 30, 2022 as compared $172.6 million for the same period of 2021, which contributed to an increase in interest income of $898 thousand offset by a decrease in interest income of $266 thousand for the decrease in the average yield of the portfolio, for the three months ended June 30, 2022 as compared to 2021. Average deposits at other financial institutions and federal funds sold decreased $129.1 million to $99.7 million from $228.7 million for the same period of 2021 as we invested this excess liquidity in our loan portfolio at higher interest rates.

Total average interest-bearing deposits increased $201.9 million to $1.34 billion for the three months ended June 30, 2022 compared to $1.14 billion for the three months ended June 30, 2021. Average noninterest-bearing deposits decreased $8.8 million to $510.0 million for the three months ended June 30, 2022 compared to $518.8 million for the same period in 2021. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $229.7 million compared to 2021. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $60.6 million as compared to 2021. Average wholesale deposits were $35.0 million for each of the second quarters of 2022 and 2021, as we have been able to reduce our reliance on wholesale funding due to other core sources of liquidity. The cost of other borrowed funds, which include federal funds purchased, Federal Home Loan Bank of Atlanta ("FHLB") advances, and our subordinated notes, decreased $22.2 million to $46.9 million compared to $69.1 million, a result of redeeming $25 million in subordinated debt during the third quarter of 2021. As a result of this redemption, interest expense on other borrowed funds decreased by $394 thousand, or 135 basis points, for the three months ended June 30, 2022 as compared to 2021.

The yield on interest-earning assets increased 11 basis points to 3.73% for the three months ended June 30, 2022, compared to 3.62% for the same period of 2021. The average yield of the loan portfolio for each of the three month periods ended June 30, 2022 and 2021 was 4.36%. Net deferred fees recorded from PPP loan forgiveness increased the average yield of the loan portfolio by only 4 basis points for the three months ended June 30, 2022, compared to 41 basis points for the year ago quarter. The cost of interest-bearing deposits decreased 9 basis points to 0.57% for the three months ended June 30, 2022, compared to 0.66% for the same period of 2021, which was primarily attributed to the repricing of our time deposits to lower interest rates. In addition, as a result of the fixed rate interest rate swap we have on our wholesale deposits, which was entered into two years ago during a lower rate environment, we recorded income of $2 thousand for the three months ended June 30, 2022 resulting in a negative 0.03% cost as compared to $39 thousand in interest expense for the year ago quarter.

Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2022 and 2021 was 3.30% and 3.07%, respectively. The increase in our net interest margin was primarily a result of the increase in the yields earned on our interest-earning assets during 2022 as compared to 2021, a result of the current rising rate environment. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Financial Measurements:
Interest income:
Loans	$17,243	$15,751	$32,850	$31,683
Deposits at other financial institutions and federal funds sold	200	71	245	116
Investment securities available‑for‑sale	1,503	872	2,991	1,590
Investment securities held‑to‑maturity	2	1	2	2
Restricted stock	78	81	161	163
Total interest income	19,026	16,776	36,249	33,554
Interest expense:
Interest‑bearing deposits	1,897	1,854	3,727	3,855
Other borrowed funds	342	736	684	1,470
Total interest expense	2,239	2,590	4,411	5,325
Net interest income	$16,787	$14,186	$31,838	$28,229
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	3	2	5	8
Total tax benefit on tax-exempt interest income	$3	$2	$5	$8
Tax equivalent net interest income	$16,790	$14,188	$31,843	$28,237

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$927,294	$19,643	4.24%	$789,467	$17,011	4.31%
Commercial and industrial	190,011	4,166	4.38%	115,715	2,765	4.78%
Paycheck protection program	14,543	454	6.24%	150,243	3,307	4.40%
Commercial construction	177,627	4,216	4.75%	216,395	4,808	4.44%
Consumer residential	209,224	4,028	3.85%	165,074	3,308	4.01%
Consumer nonresidential	9,331	343	7.36%	13,500	484	7.16%
Total loans (1)	1,528,030	32,850	4.30%	1,450,394	31,683	4.37%

Investment securities (2)	351,423	2,998	1.77%	147,755	1,600	2.17%
Restricted stock	6,085	161	5.28%	6,314	163	5.16%
Deposits at other financial institutions and federal funds sold	103,913	245	0.48%	205,926	116	0.11%

Total interest-earning assets and interest income	1,989,451	36,254	3.64%	1,810,389	33,562	3.71%

Noninterest-earning assets:
Cash and due from banks	7,753			15,652
Premises and equipment, net	1,507			1,567
Accrued interest and other assets	92,402			94,506
Allowance for loan losses	(13,981)			(14,659)
Total assets	$2,077,132			$1,907,455

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$745,880	$2,004	0.54%	$544,507	$1,459	0.54%
Savings and money markets	322,802	795	0.50%	287,939	675	0.47%
Time deposits	181,045	888	0.99%	242,277	1,640	1.36%
Wholesale deposits	35,000	40	0.23%	40,359	81	0.41%
Total interest - bearing deposits	1,284,727	3,727	0.59%	1,115,082	3,855	0.70%

Other borrowed funds	45,737	684	3.02%	69,111	1,470	4.26%

Total interest-bearing liabilities and interest expense	1,330,464	4,411	0.67%	1,184,193	5,325	0.91%

Noninterest-bearing liabilities:
Demand deposits	518,070			499,436
Other liabilities	24,540			27,991
Common stockholders' equity	204,058			195,835
Total liabilities and stockholders' equity	$2,077,132			$1,907,455

Net interest income and net interest margin		$31,843	3.23%		$28,237	3.15%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.5 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2022.

Rate and Volume Analysis
For the Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$2,970	$(338)	$2,632
Commercial and industrial	1,775	(374)	1,401
Paycheck protection program	(2,987)	134	(2,853)
Commercial construction	(861)	269	(592)
Consumer residential	885	(165)	720
Consumer nonresidential	(150)	9	(141)
Total loans (1)	1,632	(465)	1,167

Investment securities (2)	2,205	(807)	1,398
Restricted stock	(6)	4	(2)
Deposits at other financial institutions and federal funds sold	(54)	183	129

Total interest income	3,777	(1,085)	2,692

Interest expense:

Interest - bearing deposits:
Interest checking	540	5	545
Savings and money markets	66	54	120
Time deposits	(417)	(335)	(752)
Wholesale deposits	(9)	(32)	(41)
Total interest - bearing deposits	180	(308)	(128)

Other borrowed funds	(504)	(282)	(786)
Total interest expense	(324)	(590)	(914)

Net interest income	$4,101	$(495)	$3,606

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

Net interest income for the six months ended June 30, 2022 was $31.8 million, compared to $28.2 million for the six months ended June 30, 2021, an increase of $3.6 million, or 12.8%. The increase in net interest income was primarily a result of our growth in average earning assets supplemented by continued decreases in the average rates paid on interest-bearing deposits and other borrowed funds during 2022 as compared to 2021. Average earning assets increased $179.1 million to $1.99 billion during the first six months of 2022 as compared $1.81 billion for the same period of 2021, primarily related to average growth in our loan portfolio of $77.6 million ($213.3 million excluding PPP loans) for the six months ended June 30, 2022 as compared to the same period of 2021, contributing $1.6 million of the increase in interest income for the first half of 2022. The average balance of the investment securities portfolio increased $203.7 million to $351.4 million for the six months ended June 30, 2022 as compared $147.8 million for the same period of 2021, which contributed to an increase in interest income of $2.2 million offset by a decrease in interest income of $807 thousand for the decrease in the average yield of the portfolio, for the six months ended June 30, 2022 as compared to 2021. Average deposits at other financial institutions and federal funds sold decreased $102.0 million to $103.9 million from $205.9 million for the same period of 2021 as we invested this excess liquidity in our loan portfolio at higher interest rates.

Total average interest-bearing deposits increased $169.6 million to $1.28 billion for the six months ended June 30, 2022 compared to $1.12 billion for the six months ended June 30, 2021. Average noninterest-bearing deposits increased $18.6 million to $518.1 million for the six months ended June 30, 2022 compared to $499.4 million for the same period in 2021. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $201.4 million to $745.9 million for the six months ended June 30, 2022 from $544.5 million for the six months ended June 30, 2021. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $61.2 million as compared to the six month average for 2021. The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased $23.4 million to $45.7 million compared to $69.1 million, a result of redeeming $25 million in subordinated debt during the third quarter of 2021. As a result of this redemption, interest expense on other borrowed funds decreased by $786 thousand, or 124 basis points, for the six months ended June 30, 2022 as compared to 2021.

The yield on interest-earning assets decreased 7 basis points to 3.64% for the six months ended June 30, 2022, compared to 3.71% for the same period of 2021. The average yield of the loan portfolio for the six months ended June 30, 2022 was 4.30% compared to 4.37% for the same period of 2021. Net deferred fees recorded from PPP loan forgiveness increased the average yield of the loan portfolio by only 6 basis points for the six months ended June 30, 2022, compared to 46 basis points for the year ago quarter. The cost of interest-bearing deposits decreased 11 basis points to 0.59% for the six months ended June 30, 2022, compared to 0.70% for the same period of 2021, which was primarily attributed to the repricing of our time deposits to lower interest rates.

Our net interest margin, on a tax equivalent basis, for the six months ended June 30, 2022 and 2021 was 3.23% and 3.15%, respectively. The increase in our net interest margin was primarily a result of the increase in the yields earned on our interest-earning assets during 2022 as compared to 2021, a result of the current rising rate environment. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.

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
We recorded a provision for loan losses of $1.2 million for the three months ended June 30, 2022 compared to no provision for loan losses being recorded for the same period of 2021. For the six months ended June 30, 2022, we recorded a provision for loan losses of $1.5 million compared to no provision for loan losses being recorded for the same period of 2021. The increase in provision for loan losses is primarily related to supporting the growth in the loan portfolio for the quarter and year-to-date periods of June 30, 2022 compared to the same periods of 2021. No provision for loan losses was recorded for the three and six month periods of June 30, 2021 primarily as a result of improvement in credit quality metrics of our loan portfolio and local economic conditions for those time periods.

We recorded net recoveries of $8 thousand during the second quarter of 2022, and net charge-offs of $415 thousand for the year-to-date period of 2022. Specific reserves decreased to $85 thousand for the three months ended June 30, 2022, down from $138 thousand at March 31, 2022 and down from $186 thousand at December 31, 2021.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at June 30, 2022 was $15.0 million compared to $13.8 million at December 31, 2021. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs and excluding PPP loans, was 0.90% at June 30, 2022, compared to 0.94% at December 31, 2021.
Noninterest Income
The following table provides detail for non-interest income for the three and six months ended June 30, 2022 and 2021.
Non-Interest Income
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended June 30,		Change from Prior Year		For the Six Months Ended June 30,		Change from Prior Year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposit accounts	$230	$247	$(17)	(6.9)%	$464	$490	$(26)	(5.3)%
Fees on loans	43	27	16	59.3%	127	47	80	170.2%
BOLI income	254	250	4	1.6%	492	498	(6)	(1.2)%
Income from minority membership interest	2	—	2	100.0%	914	—	914	100.0%
Other fee income	116	161	(45)	(28.0)%	272	441	(169)	(38.3)%
Total non‑interest income	$645	$685	$(40)	(5.8)%	$2,269	$1,476	$793	53.7%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM, and income from our BOLI policies, and continues to supplement our operating results. Noninterest income for the three months ended June 30, 2022 and 2021 was $645 thousand and $685 thousand, respectively. Income from our investment in ACM was $2 thousand for the three months ended June 30, 2022, a reflection of the current mortgage environment. Fee income from fees on loans was $43 thousand for the quarter ended June 30, 2022, compared to $27 thousand for the second quarter of 2021. Service charges on deposits, and other fee income totaled $346 thousand for the second quarter of 2022, a decrease of $62 thousand from the year ago quarter. Income from BOLI increased $4 thousand to $254 thousand for the three months ended June 30, 2022 from $250 thousand for the three months ended June 30, 2021, as we purchased $15 million in BOLI during the second quarter of 2022.
Noninterest income for the six months ended June 30, 2022 and 2021 was $2.3 million and $1.5 million, respectively. The increase in noninterest income during the first six months of 2022 is primarily attributable to the Bank’s income associated with its investment in ACM, recording $914 thousand during the first six months of 2022. Fee income from fees on loans, service charges on deposits, and other fee income was $863 thousand for the six months ended June 30, 2022, a decrease of $115 thousand, as compared to the same period of 2021. Income from BOLI decreased to $492 thousand for the year-to-date period of 2022, compared to $498 thousand for the same period of 2021.

Noninterest Expense
The following table reflects the components of non-interest expense for the three and six months ended June 30, 2022 and 2021.
Non-Interest Expense
For The Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended June 30,		Change from Prior Year		For the Six Months Ended June 30,		Change from Prior Year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$4,914	$4,458	$456	10.2%	$9,891	$9,006	$885	9.8%
Occupancy and equipment expense	812	820	(8)	(1.0)%	1,651	1,627	24	1.5%
Data processing and network administration	550	551	(1)	(0.2)%	1,092	1,114	(22)	(2.0)%
State franchise taxes	509	487	22	4.5%	1,018	991	27	2.7%
Audit, legal and consulting fees	288	503	(215)	(42.7)%	649	857	(208)	(24.3)%
Merger and acquisition expense	—	—	—	—%	125	—	125	100.0%
Loan related expenses	(59)	307	(366)	(119.2)%	(12)	413	(425)	(102.9)%
FDIC insurance	180	220	(40)	(18.2)%	360	430	(70)	(16.3)%
Marketing, business development and advertising	89	56	33	58.9%	177	105	72	68.6%
Director fees	155	153	2	1.3%	335	291	44	15.1%
Postage, courier and telephone	40	49	(9)	(18.4)%	91	95	(4)	(4.2)%
Internet banking	157	142	15	10.6%	301	275	26	9.5%
Dues, memberships & publications	48	39	9	23.1%	96	80	16	20.0%
Bank insurance	114	92	22	23.9%	223	193	30	15.5%
Printing and supplies	53	31	22	71.0%	85	54	31	57.4%
Bank charges	20	48	(28)	(58.3)%	48	80	(32)	(40.0)%
State assessments	31	53	(22)	(41.5)%	62	106	(44)	(41.5)%
Core deposit intangible amortization	131	78	53	67.9%	201	158	43	27.2%
Other operating expenses	184	141	43	30.5%	264	235	29	12.3%
Total non‑interest expense	$8,216	$8,228	$(12)	(0.1)%	$16,657	$16,110	$547	3.4%

Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $8.2 million for each of the three month periods ended June 30, 2022 and 2021. Salaries and benefits expense increased $456 thousand to $4.9 million for the three month periods ended June 30, 2022 compared to $4.5 million for the same period in 2021. This increase was primarily related to business development staff expansion in addition to market rate adjustments to employee compensation. Loan related legal expenses decreased $366 thousand for the second quarter of 2022 when compared to the year ago quarter, as we recovered legal expenses from past nonperforming loans. Audit, legal and consulting fees decreased $215 thousand for the three months June 30, 2022 as compared to the same period of 2021, as the expenses recorded during 2021 were related to proposed merger due diligence.
For the six months ended June 30, 2022 and 2021, noninterest expense was $16.7 million and $16.1 million, respectively, an increase of $547 thousand. Salaries and benefits expense increased $885 thousand to $9.9 million for the six months ended June 30, 2022 compared to $9.0 million for the same period in 2021, which was primarily related to the aforementioned additions to business development staff and market rate adjustment to employee compensation during

2022. Loan related legal expenses decreased $425 thousand for the second quarter of 2022 when compared to the same period of 2021, as we recovered loan related legal expenses from past nonperforming loans. Audit, legal and consulting fees decreased $208 thousand for the six months June 30, 2022 as compared to the same period of 2021, as the expenses recorded during 2021 were related to proposed merger due diligence.
Income Taxes
We recorded a provision for income tax expense of $1.6 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021. Our effective tax rate for the three months ended June 30, 2022 was 20.0%, compared to 22.3% for the same period of 2021. The effective tax rates for the second quarter of 2022 and 2021 was less than our combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during during 2022 and 2021.
For each of the six month periods ended June 30, 2022 and 2021, provision for income tax expense was $2.9 million. Our effective tax rate for the six months ended June 30, 2022 was 18.1%, compared to 21.0% for the same period of 2021. The effective tax rates for the second quarter of 2022 and 2021 was less than our combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during during 2022 and 2021. In addition, during the first quarter of 2022, the Company recorded a favorable adjustment of $197 thousand to income tax expense as merger-related expenses that were previously capitalized for tax purposes are now deductible.

Discussion and Analysis of Financial Condition
Overview
At June 30, 2022, total assets were $2.31 billion, an increase of $103.0 million, or 4.7%, compared to $2.20 billion at December 31, 2021. Total loans receivable, net of deferred fees and costs, was $1.66 billion at June 30, 2022, an increase of $160.4 million, or 10.7%, compared to $1.50 billion at December 31, 2021. Total investment securities decreased $50.2 million, or 14.0%, compared to $358.0 million at December 31, 2021, which is primarily related to the decrease in the market value of the portfolio due to the current rising rate environment. Total deposits increased $43.4 million, or 2.3%, compared to $1.88 billion at December 31, 2021. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At June 30, 2022, we had federal funds purchased of $115.0 million and FHLB advances totaling $25.0 million, compared to $25.0 million in FHLB advances at December 31, 2021. At each of June 30, 2022 and December 31, 2021, we had subordinated debt totaling $19.5 million.
Loans Receivable, Net
Total loans receivable, net of deferred fees and costs, were $1.66 billion at June 30, 2022, compared to $1.50 billion at December 31, 2021. Loans receivable, net of deferred fees, and excluding PPP loans, totaled $1.66 billion at June 30, 2022 and $1.48 billion at December 31, 2021, an increase of $182.1 million, or 12.3%. At June 30, 2022, loans outstanding under the warehouse lending facility to ACM totaled $78.7 million, an increase of $6.7 million, or 9%, from $72.0 million at December 31, 2021.
PPP loans net of fees totaled $6.4 million at June 30, 2022, a decrease from $28.1 million at December 31, 2021 and $101.9 million at June 30, 2021. Loans forgiven during the first six months of 2022 totaled $21.7 million, or 77.1% of PPP loans outstanding at December 31, 2021. Net deferred fees associated with PPP loans totaled $163 thousand at June 30, 2022, and are being recognized in interest income over the remaining lives of the PPP loans, or sooner upon PPP loan forgiveness or repayment.
Commercial real estate loans totaled $984.4 million at June 30, 2022, compared to $906.1 million at December 31, 2021, an increase of $78.2 million, or 8.6%. Owner-occupied commercial real estate loans were $209.3 million at June 30, 2022 compared to $191.8 million at December 31, 2021. Nonowner-occupied commercial real estate loans were $774.6 million at June 30, 2022 compared to $714.3 million at December 31, 2021. Construction loans totaled $162.2 million at June 30, 2022, a decrease of $25.4 million, or 13.5%, from $187.6 million at December 31, 2021, and comprised 9.7% of total loans receivable. Of the $162.2 million in construction loans at June 30, 2022, $47.0 million are collateralized by land and only $4.9 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
The following table presents the composition of our loans receivable portfolio at June 30, 2022 and at December 31, 2021.
Loans Receivable
At June 30, 2022 and December 31, 2021
(Dollars in thousands)

	June 30, 2022	December 31, 2021
Commercial real estate	$984,356	$906,112
Commercial and industrial	213,441	174,051
Paycheck protection program	6,606	28,699
Commercial construction	162,194	187,615
Consumer real estate	289,789	200,604
Consumer nonresidential	9,932	10,304

Gross loans	1,666,318	1,507,385

Less:
Allowance for loan losses	14,957	13,829
Unearned income and (unamortized premiums)	2,086	3,536

Loans receivable, net	$1,649,275	$1,490,020

Asset Quality
Nonperforming loans, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing were $3.5 million at each of June 30, 2022 and December 31, 2021. Our ratio of nonperforming loans to total assets was 0.15% at June 30, 2022 compared to 0.16% at December 31, 2021. We had one loan classified as a TDR at June 30, 2022 and December 31, 2021, which totaled $90 thousand and $92 thousand, respectively.
Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, were $3.5 million at June 30, 2022. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $85 thousand and $186 thousand at June 30, 2022 and December 31, 2021, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2022, we had $4.8 million in loans identified as special mention, an increase from $3.0 million from December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The increase from December 31, 2021 was primarily related to two loans being downgraded totaling $1.9 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.

At June 30, 2022, we had $16.1 million in loans identified as substandard, a decrease of $2.9 million from December 31, 2021. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2022, specific reserves on originated and acquired loans totaling $85 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs to average loans receivable of 0.05% for the six months ended June 30, 2022, compared to annualized net charge-offs to average loans receivable of 0.08% for the six months ended June 30, 2021. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At June 30, 2022 and December 31, 2021
(Dollars in thousands)

	June 30, 2022	December 31, 2021
Nonperforming assets:
Nonaccrual loans	$3,486	$3,485
Loans contractually past‑due 90 days or more and still accruing	—	23
Total nonperforming loans (NPLs)	$3,486	$3,508
Other real estate owned	—	—
Total nonperforming assets (NPAs)	$3,486	$3,508
Performing troubled debt restructurings	$90	$92

NPLs/Total Assets	0.15%	0.16%
NPAs/Total Assets	0.15%	0.16%
NPAs and Performing TDRs/Total Assets	0.16%	0.16%
Allowance for loan losses/NPLs	429.06%	394.21%

At June 30, 2022 and December 31, 2021, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.
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
We had no OREO property at each of June 30, 2022 and December 31, 2021.
Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At June 30, 2022, our commercial real estate portfolio (including construction lending) was 68.8% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.
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
Allowance for Loan Losses
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended June 30,
	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	—	—%
Consumer residential	(1)	—%	1	—%
Consumer nonresidential	9	—%	(63)	(0.02)%
Total	$8	—%	$(62)	(0.02)%
Average loans outstanding during the period	$1,581,131		$1,444,543

	For the Six Months Ended June 30,
	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$(427)	(0.06)%
Commercial and industrial	(396)	(0.05)%	(117)	(0.01)%
Consumer residential	(1)	—%	4	—%
Consumer nonresidential	(10)	—%	(59)	(0.01)%
Total	$(407)	(0.05)%	$(599)	(0.08)%
Average loans outstanding during the period	$1,528,030		$1,450,394

			June 30,
			2022	2021
Allowance for loan losses to loans receivable, net of fees			0.90%	0.97%
Allowance for loan losses to loans receivable, net of fees, excluding PPP			0.90%	1.04%

Allocation of the Allowance for Loan Losses
At June 30, 2022 and December 31, 2021
(Dollars in thousands)

	June 30,		December 31,
	2022		2021
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,067	59.07%	$8,995	60.11%
Commercial and industrial	2,256	12.81%	1,827	11.55%
Paycheck protection program	—	0.40%	—	1.90%
Commercial construction	1,765	9.73%	2,009	12.45%
Consumer real estate	728	17.39%	781	13.31%
Consumer nonresidential	141	0.60%	217	0.68%

Total allowance for loan losses	$14,957	100.00%	$13,829	100.00%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of June 30, 2022 and December 31, 2021 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $307.6 million at June 30, 2022, a decrease of $50.2 million, or 14.0%, from $357.8 million at December 31, 2021, primarily due to principal paydowns of $20.8 million and the decrease in the market value of the portfolio of $35.3 million during 2022. The decrease in market value is due to the bond market pricing at the time we purchased fixed income mortgage-backed securities which occurred during the last half of 2021, a historically low rate purchase period. These purchases were primarily funded through our increase in deposits and PPP loan forgiveness to deploy excess liquidity and optimize net interest margin.
As of June 30, 2022 and December 31, 2021, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $99.8 million and $85.6 million at June 30, 2022 and December 31, 2021, respectively.
We complete reviews for other-than-temporary impairment at least quarterly. At June 30, 2022 and December 31, 2021, only investment grade securities were in an unrealized loss position. Investment securities with unrealized losses are a result of pricing changes due to recent rising rate conditions in the current market environment and not as a result of permanent credit impairment. Contractual cash flows for the agency mortgage-backed securities are guaranteed and/or funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our temporarily impaired securities prior to the recovery of the amortized cost.
No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of June 30, 2022 and December 31, 2021.

We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At June 30, 2022, we owned $2.0 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock.
The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at June 30, 2022 and December 31, 2021.
Investment Securities by Stated Yields
At June 30, 2022 and December 31, 2021
(Dollars in thousands)

	At June 30, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.90%
Securities of state and local municipalities	—	2.25%	—%	2.92%	2.44%
Corporate bonds	—	4.84%	3.96%	—%	4.06%
Mortgaged‑backed securities	—	—	2.33%	1.56%	1.60%
Total available‑for‑sale securities	—	3.69%	2.71%	1.56%	1.75%
Total investment securities	—	3.69%	2.71%	1.56%	1.75%

	At December 31, 2021
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—%	2.92%	2.45%
Corporate bonds	—	3.98%	4.15%	—	4.12%
Mortgaged‑backed securities	—	—	2.21%	1.53%	1.57%
Total available‑for‑sale securities	—	3.27%	2.51%	1.53%	1.68%
Total investment securities	—	3.27%	2.51%	1.53%	1.68%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the six months ended June 30, 2022 and 2021.

Average Deposits Balance
For the Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	June 30, 2022		June 30, 2021
Noninterest bearing demand	$518,070	28.74%	$499,436	30.85%
Interest-bearing deposits
Interest checking	745,880	41.37%	544,507	33.64%
Savings and money markets	322,802	17.91%	287,939	17.79%
Certificates of deposits, $100,000 to $249,999	137,327	7.62%	246,486	15.23%
Certificates of deposits, $250,000 or more	43,718	2.43%	—	—%
Other time deposits	35,000	1.94%	40,359	2.49%
Total	$1,802,797	100.01%	$1,618,727	100.00%

Total deposits were $1.93 billion at June 30, 2022, an increase of $43.4 million, or 2.3%, from $1.88 billion at December 31, 2021. Noninterest-bearing deposits totaled $541.8 million at June 30, 2022, comprising 28.1% of total deposits and decreased $39.5 million, or 6.8%, compared to December 31, 2021.

Wholesale deposits were $35.0 million at June 30, 2022 and December 31, 2021. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2022 and December 31, 2021, we had $141.4 million and $186.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of June 30, 2022, the estimated amount of total uninsured deposits were $968.5 million. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.
The following table reports maturities of the estimated amount of uninsured certificates of deposit at June 30, 2022.
Certificates of Deposit Greater than $250,000
At June 30, 2022
(Dollars in thousands)

June 30, 2022
Three months or less	$16,480
Over three months through six months	24,159
Over six months through twelve months	52,722
Over twelve months	5,273
$98,634

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $140.0 million at June 30, 2022 and December 31, 2021. Subordinated debt for each of June 30, 2022 and December 31, 2021 totaled $19.5 million. At June 30, 2022, we had federal funds purchased of $115.0 million, compared to none at December 31, 2021. For each of June 30, 2022 and December 31, 2021, FHLB advances totaled $25.0 million.

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
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate.
At January 1, 2020, we qualified and adopted this simplified capital structure, however, there can be no assurance that satisfaction of the CBLR will provide adequate capital for our operations and growth, or an adequate cushion against increased levels of nonperforming assets or weakened economic conditions.
Shareholders’ equity at June 30, 2022 was $197.6 million, a decrease of $12.2 million, compared to $209.8 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a decrease of $27.1 million in other comprehensive income (loss), primarily related to the decrease in the market value of our available-for-sale investment securities portfolio, offset by net income recorded year-to-date 2022 totaling $13.0 million and common stock issued as a result of option exercises totaling $1.5 million for the six months ended June 30, 2022.
Total shareholders’ equity to total assets for June 30, 2022 and December 31, 2021 was 8.57% and 9.52%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2022 and December 31, 2021 was $13.58 and $14.70, respectively. The Bank’s CBLR at June 30, 2022 and December 31, 2021 was 10.89% and 10.53%, respectively. Accordingly, we were considered “well capitalized” for regulatory purposes at June 30, 2022 and December 31, 2021.
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

The following tables show the minimum capital requirements and our capital position at June 30, 2022 and December 31, 2021 for the Bank.
Capital Components
At June 30, 2022 and December 31, 2021
(Dollars in thousands)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount		Ratio
At June 30, 2022
Leverage capital ratio	$228,640	10.89%	$189,963	>	9.000%
At December 31, 2021
Leverage capital ratio	$214,442	10.55%	$172,732	>	8.500%
Tangible Book Value
At June 30, 2022 and December 31, 2021
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
Total stockholders’ equity	$197,599	$209,796
Less: goodwill and intangibles, net	(7,914)	(8,052)
Tangible Common Equity	$189,685	$201,744

Book value per common share	$14.14	$15.28
Less: intangible book value per common share	(0.56)	(0.58)
Tangible book value per common share	$13.58	$14.70

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

Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $515.5 million at June 30, 2022, or 22.4% of total assets, a decrease from $598.7 million, or 27.2%, at December 31, 2021. We held investments that are classified as held-to-maturity in the amount of $264 thousand at June 30, 2022. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at June 30, 2022 was approximately $383.5 million. Borrowing capacity with the FRB was approximately $86.7 million at June 30, 2022. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $265.0 million available to us, of which $115.0 million were used at June 30, 2022. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.
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
At June 30, 2022 and December 31, 2021, unused commitments to fund loans and lines of credit totaled $250.9 million and $183.1 million, respectively. Commercial and standby letters of credit totaled $10.8 million and $8.9 million at June 30, 2022 and December 31, 2021, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.

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
No shares were purchased during the six months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

10.1	Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and David W. Pijor (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 7, 2022).
10.2	Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and Patricia A. Ferrick (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 7, 2022).
10.3	Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and Jennifer L. Deacon (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 7, 2022).
10.4	Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and William G. Byers (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 7, 2022).
10.5	FVCBankcorp, Inc. Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders filed on April 8, 2022).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 10, 2022	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)