Form 10-Q
period 2022-09-30
FVCBankcorp, Inc.
filed 2022-11-09
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,991,830 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2022

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2022 and December 31, 2021
(In thousands, except share data)

			September 30, 2022	December 31, 2021*
			(Unaudited)
Assets
Cash and due from banks			$11,820	$24,613
Interest-bearing deposits at other financial institutions			56,522	216,345
Securities held-to-maturity (fair value of $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively)			264	264
Securities available-for-sale, at fair value			282,215	357,774
Restricted stock, at cost			9,061	6,372
Loans, net of allowance for loan losses of $15.3 million and $13.8 million at September 30, 2022 and December 31, 2021, respectively			1,699,160	1,490,020
Premises and equipment, net			1,290	1,584
Accrued interest receivable			8,459	8,074
Prepaid expenses			3,428	1,393
Deferred tax assets, net			18,637	8,629
Goodwill and intangibles, net			7,849	8,052
Bank owned life insurance (BOLI)			55,016	39,171
Operating lease right-of-use assets			10,044	10,167
Other assets			41,219	30,466
Total assets			$2,204,984	$2,202,924

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$513,711	$581,293
Interest-bearing checking, savings and money market			1,071,768	1,071,059
Time deposits			303,805	231,417
Total deposits			$1,889,284	$1,883,769

Federal Home Loan Bank (FHLB) advances			$75,000	$25,000
Subordinated notes, net of issuance costs			19,551	19,510
Accrued interest payable			845	1,034
Operating lease liabilities			10,759	11,111
Accrued expenses and other liabilities			14,910	52,704
Total liabilities			$2,010,349	$1,993,128

Commitments and Contingent Liabilities

Stockholders' Equity	2022	2021
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	13,991,881	13,727,045	140	137
Additional paid-in capital			124,091	121,798
Retained earnings			109,984	89,904
Accumulated other comprehensive (loss), net			(39,580)	(2,043)
Total stockholders' equity			$194,635	$209,796
Total liabilities and stockholders' equity			$2,204,984	$2,202,924

See Notes to Consolidated Financial Statements.

*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2022 and 2021
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$19,344	$16,217	$52,194	$47,899
Interest and dividends on securities held-to-maturity	2	2	5	5
Interest and dividends on securities available-for-sale	1,481	996	4,471	2,586
Dividends on restricted stock	93	82	253	245
Interest on deposits at other financial institutions	171	89	417	205
Total interest and dividend income	$21,091	$17,386	$57,340	$50,940

Interest Expense
Interest on deposits	$2,892	$1,848	$6,619	$5,703
Interest on federal funds purchased	237	—	248	—
Interest on short-term debt	178	89	336	257
Interest on subordinated notes	258	970	773	2,272
Total interest expense	$3,565	$2,907	$7,976	$8,232

Net Interest Income	$17,526	$14,479	$49,364	$42,708
Provision for loan losses	365	—	1,900	—
Net interest income after provision for loan losses	$17,161	$14,479	$47,464	$42,708
Noninterest Income
Service charges on deposit accounts	$241	$278	$706	$768
BOLI income	352	249	844	746
Income from minority membership interest	(160)	364	754	364
Other income	142	170	540	659
Total noninterest income	$575	$1,061	$2,844	$2,537

Noninterest Expenses
Salaries and employee benefits	$5,202	$4,717	$15,094	$13,723
Occupancy and equipment expense	676	810	2,328	2,437
Data processing and network administration	595	520	1,688	1,633
State franchise taxes	509	496	1,527	1,487
Audit, legal and consulting fees	235	356	884	1,213
Merger and acquisition expense	—	1,107	125	1,107
Loan related expenses	242	417	230	830
FDIC insurance	155	160	515	590
Marketing, business development and advertising	93	55	270	160
Director fees	168	180	503	471
Postage, courier and telephone	33	46	124	141
Internet banking	173	132	474	406
Core deposit intangible and other amortization	97	75	298	233
Other operating expenses	421	355	1,198	1,104
Total noninterest expenses	$8,599	$9,426	$25,258	$25,535
Net income before income tax expense	$9,137	$6,114	$25,050	$19,710
Income tax expense	2,094	1,432	4,970	4,294
Net income	$7,043	$4,682	$20,080	$15,416
Earnings per share, basic	$0.50	$0.34	$1.44	$1.13
Earnings per share, diluted	$0.48	$0.32	$1.36	$1.06
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$7,043	$4,682	$20,080	$15,416
Other comprehensive (loss):
Unrealized (loss) on securities available for sale, net of tax benefit of $3,614 and $11,014 for the three and nine months ended September 30, 2022, respectively, and net of tax benefit of $450 and $696 for the three and nine months ended September 30, 2021, respectively.	(13,555)	(1,688)	(41,433)	(2,786)
Unrealized gain on interest rate swaps, net of tax expense of $842 and $1,037 for the three and nine months ended September 30, 2022 and net of tax expense of $17 and $73 for the three and nine months ended September 30, 2021, respectively.	3,167	61	3,896	274
Total other comprehensive (loss)	$(10,388)	$(1,627)	$(37,537)	$(2,512)
Total comprehensive (loss) income	$(3,345)	$3,055	$(17,457)	$12,904

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

	2022	2021
Cash Flows From Operating Activities
Net income	$20,080	$15,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	317	427
Provision for loan losses	1,900	—
Net amortization of premium of securities	484	347
Net accretion of deferred loan costs and fees	(1,767)	(4,490)
Net accretion of acquisition accounting adjustments	(125)	(331)
Income from minority membership interest	(754)	(364)
Amortization of subordinated debt issuance costs	41	466
Core deposits intangible and other amortization	298	233
Stock-based compensation expense	799	749
BOLI income	(844)	(746)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	(12,368)	(15,916)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	5,833	(4,899)
Net cash provided by (used in) operating activities	$13,894	$(9,108)

Cash Flows From Investing Activities
Decrease (increase) in interest-bearing deposits at other financial institutions	$159,823	$(2,259)
Purchases of securities available-for-sale	(47,160)	(181,219)
Proceeds from maturities and calls of securities available-for-sale	—	5,000
Proceeds from redemptions of securities available-for-sale	29,564	28,599
Net (purchase) redemption of restricted stock	(2,689)	191
Net (increase) decrease in loans	(209,141)	1,233
Purchase of bank-owned life insurance	(15,000)	—
Distribution received from minority owned investment	1,040	—
Purchases of premises and equipment, net	(129)	(428)
Net cash used in investing activities	$(83,692)	$(148,883)

Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(66,873)	$239,420
Net increase in FHLB advances	50,000	—
Net increase (decrease) in time deposits	72,381	(62,423)
Payments due to call of subordinated notes	—	(10,500)
Common stock issuance	1,497	1,041
Net cash provided by financing activities	$57,005	$167,538
Net increase (decrease) in cash and cash equivalents	$(12,793)	$9,547
Cash and cash equivalents, beginning of year	24,613	20,835
Cash and cash equivalents, end of period	$11,820	$30,382
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	15,416	—	15,416
Other comprehensive loss	—	—	—	—	(2,512)	(2,512)
Common stock issuance for options exercised, net	156	2	1,039	—	—	1,041
Vesting of restricted stock grants	20	—	—	—	—	—
Stock-based compensation expense	—	—	749	—	—	749
Balance at September 30, 2021	13,687	$137	$121,356	$83,387	$(686)	$204,194
Balance at June 30, 2021	13,648	$136	$120,905	$78,705	$941	$200,687
Net income	—	—	—	4,682	—	4,682
Other comprehensive loss	—	—	—	—	(1,627)	(1,627)
Common stock issuance for options exercised, net	20	1	162	—	—	163
Vesting of restricted stock grants	19	—	—	—	—	—
Stock-based compensation expense	—	—	289	—	—	289
Balance at September 30, 2021	13,687	$137	$121,356	$83,387	$(686)	$204,194
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	20,080	—	20,080
Other comprehensive loss	—	—	—	—	(37,537)	(37,537)
Common stock issuance for options exercised, net	219	3	1,494	—	—	1,497
Vesting of restricted stock grants	46	—	—	—	—	—
Stock-based compensation expense	—	—	799	—	—	799
Balance at September 30, 2022	13,992	$140	$124,091	$109,984	$(39,580)	$194,635
Balance at June 30, 2022	13,971	$140	$123,710	$102,941	$(29,192)	$197,599
Net income	—	—	—	7,043	—	7,043
Other comprehensive loss	—	—	—	—	(10,388)	(10,388)
Common stock issuance for options exercised, net	3	—	33	—	—	33
Vesting of restricted stock grants	18	—	—	—	—	—
Stock-based compensation expense	—	—	348	—	—	348
Balance at September 30, 2022	13,992	$140	$124,091	$109,984	$(39,580)	$194,635

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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission

Notes to Unaudited Consolidated Financial Statements
(Continued)
("SEC"), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company has identified a third-party vendor to assist in the measurement of expected credit losses under this standard. The implementation committee has completed the data collection process, validated the data inputs, determined its allowance methodology, is running the model parallel to the Company’s incurred loss model, and is subjecting the model to validation for the quarter ended September 30, 2022. The Company plans to disclose the impact of ASU 2016-13 on its consolidated financial statements as of December 31, 2022, prior to adoption, which will occur January 1, 2023.
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
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit losses ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables

Notes to Unaudited Consolidated Financial Statements
(Continued)
and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings ("TDRs"), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.
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
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(21)	$243
Total Held-to-maturity Securities	$264	$—	$(21)	$243
Available-for-sale
Securities of U.S. government and federal agencies	$13,558	$—	$(2,552)	$11,006
Securities of state and local municipalities tax exempt	1,387	—	(31)	1,356
Securities of state and local municipalities taxable	519	—	(28)	491
Corporate bonds	21,214	—	(1,781)	19,433
SBA pass-through securities	75	—	(7)	68
Mortgage-backed securities	289,417	—	(49,329)	240,088
Collateralized mortgage obligations	11,057	—	(1,284)	9,773
Total Available-for-sale Securities	$337,227	$—	$(55,012)	$282,215

Notes to Unaudited Consolidated Financial Statements
(Continued)

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$13,719	$—	$(283)	$13,436
Securities of state and local municipalities tax exempt	1,393	58	—	1,451
Securities of state and local municipalities taxable	607	—	(11)	596
Corporate bonds	13,970	259	(78)	14,151
SBA pass-through securities	107	1	—	108
Mortgage-backed securities	316,313	1,352	(3,827)	313,838
Collateralized mortgage obligations	14,230	113	(149)	14,194
Total Available-for-sale Securities	$360,339	$1,783	$(4,348)	$357,774

The Company had $4.2 million and $5.8 million in securities pledged with the Federal Reserve Bank of Richmond ("FRB") to collateralize certain municipal deposits at September 30, 2022 and December 31, 2021, respectively. The Company had $106.3 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at September 30, 2022. There were $79.7 million securities pledged to the Virginia Department of Treasury at December 31, 2021.
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021, respectively. Two securities were held as of September 30, 2022 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,006	$(2,552)	$11,006	$(2,552)
Securities of state and local municipalities tax exempt	1,599	(52)	—	—	1,599	(52)
Securities of state and local municipalities taxable	—	—	491	(28)	491	(28)
Corporate bonds	14,968	(1,497)	2,715	(284)	17,683	(1,781)
SBA pass-through securities	68	(7)	—	—	68	(7)
Mortgage-backed securities	106,032	(18,884)	134,056	(30,445)	240,088	(49,329)
Collateralized mortgage obligations	6,803	(571)	2,970	(713)	9,773	(1,284)
Total	$129,470	$(21,011)	$151,238	$(34,022)	$280,708	$(55,033)

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$13,275	$(283)	$—	$—	$13,275	$(283)
Securities of state and local municipalities taxable	595	(11)	—	—	595	(11)
Corporate bonds	3,922	(78)	—	—	3,922	(78)
Mortgage-backed securities	216,278	(3,175)	19,225	(652)	235,503	(3,827)
Collateralized mortgage obligations	3,362	(82)	1,814	(67)	5,176	(149)
Total	$237,432	$(3,629)	$21,039	$(719)	$258,471	$(4,348)

Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities tax-exempt: The unrealized losses on three of the investments in securities of state and local municipalities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. These investments carry an S&P investment grade rating of AA+ and AA.
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
Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB+, while one has a rating of BBB-. The remaining 14 investments do not carry a rating.
SBA pass-through securities: The unrealized losses on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Mortgage-backed securities: The unrealized losses on the Company’s investment in 106 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 30 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
The amortized cost and fair value of securities as of September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	September 30, 2022
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$243	$3,726	$3,611
After 5 years through 10 years	—	—	48,957	43,588
After 10 years	—	—	284,544	235,016
Total	$264	$243	$337,227	$282,215

For the nine months ended September 30, 2022 and 2021, proceeds from principal repayments of securities were $29.5 million and $28.6 million, respectively. During the nine months ended September 30, 2022 and 2021, proceeds from calls and maturities of securities were $0 and $5.0 million, respectively. There were no gross realized gains or losses during the nine months ended September 30, 2022 and 2021, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Loan Losses
A summary of loan balances by type follows:

	September 30, 2022			December 31, 2021
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$1,014,838	$15,488	$1,030,326	$887,310	$18,802	$906,112
Commercial and industrial	208,399	2,997	211,396	199,040	3,710	202,750
Commercial construction	150,918	579	151,497	186,572	1,043	187,615
Consumer real estate	293,707	19,371	313,078	176,682	23,922	200,604
Consumer nonresidential	9,130	24	9,154	10,277	27	10,304
	$1,676,992	$38,459	$1,715,451	$1,459,881	$47,504	$1,507,385
Less:
Allowance for loan losses	15,313	—	15,313	13,829	—	13,829
Unearned income and (unamortized premiums), net	978	—	978	3,536	—	3,536
Loans, net	$1,660,701	$38,459	$1,699,160	$1,442,516	$47,504	$1,490,020

During 2018, as a result of the Company’s acquisition of Colombo Bank ("Colombo"), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans).
The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	September 30, 2022
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$168
Carrying amount	—
Other acquired loans
Outstanding principal balance	38,909
Carrying amount	38,459
Total acquired loans
Outstanding principal balance	39,077
Carrying amount	38,459

(In thousands)	December 31, 2021
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$207
Carrying amount	—
Other acquired loans
Outstanding principal balance	48,049
Carrying amount	47,504
Total acquired loans
Outstanding principal balance	48,256
Carrying amount	47,504

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table presents changes during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2022	$3
Accretion	(33)
Reclassification of nonaccretable difference due to changes in expected cash flows	23
Other changes, net	7
Balance at September 30, 2022	$—

(In thousands)
Balance at January 1, 2021	$216
Accretion	(217)
Reclassification of nonaccretable difference due to changes in expected cash flows	54
Other changes, net	(50)
Balance at December 31, 2021	$3

An analysis of the allowance for loan losses for the Three and Nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021, follows:
Allowance for Loan Losses
For the Three Months Ended September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$10,067	$2,256	$1,765	$728	$141	$14,957
Charge-offs	—	—	—	—	(28)	(28)
Recoveries	—	—	—	—	19	19
Provision	362	(124)	(165)	310	(18)	365
Ending Balance	$10,429	$2,132	$1,600	$1,038	$114	$15,313

Allowance for Loan Losses
For the Nine Months Ended September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(82)	(478)
Recoveries	—	—	—	1	61	62
Provision	1,434	701	(409)	256	(82)	1,900
Ending Balance	$10,429	$2,132	$1,600	$1,038	$114	$15,313

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following tables present the recorded investment in loans and impairment method as of September 30, 2022 and 2021, and at December 31, 2021, by portfolio segment:
Allowance for Loan Losses
At September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
Individually evaluated for impairment	$71	$92	$—	$1	$—	$164
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	10,358	2,040	1,600	1,037	114	15,149
	$10,429	$2,132	$1,600	$1,038	$114	$15,313
Loans Receivable
At September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,357	$4,753	$—	$89	$—	$16,199
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	1,018,969	206,643	151,497	312,989	9,154	1,699,252
	$1,030,326	$211,396	$151,497	$313,078	$9,154	$1,715,451

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Loan Losses
At September 30, 2021
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

Notes to Unaudited Consolidated Financial Statements
(Continued)

Loans Receivable
At December 31, 2021
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,915	$5,214	$1,557	$343	$—	$19,029
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	894,197	197,536	186,058	200,261	10,304	1,488,356
	$906,112	$202,750	$187,615	$200,604	$10,304	$1,507,385

Impaired loans by class excluding purchased credit impaired, at September 30, 2022 and December 31, 2021, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2022
With an allowance recorded:
Commercial real estate	$1,703	$1,703	$71	$1,704	$98
Commercial and industrial	1,678	1,688	92	1,688	78
Commercial construction	—	—	—	—	—
Consumer real estate	89	89	1	91	4
Consumer nonresidential	—	—	—	—	—
	$3,470	$3,480	$164	$3,483	$180
September 30, 2022
With no related allowance:
Commercial real estate	$9,654	$9,654	$—	$9,654	$357
Commercial and industrial	3,075	3,075	—	3,124	152
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$12,729	$12,729	$—	$12,778	$509

Notes to Unaudited Consolidated Financial Statements
(Continued)

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	181	1,711	95
Commercial construction	—	—	—	—	—
Consumer real estate	93	93	5	95	7
Consumer nonresidential	—	—	—	—	—
	$1,771	$1,781	$186	$1,806	$102
December 31, 2021
With no related allowance:
Commercial real estate	$11,915	$11,915	$—	$11,947	$581
Commercial and industrial	3,536	3,536	—	3,660	238
Commercial construction	1,557	1,596	—	1,597	174
Consumer real estate	250	250	—	250	28
Consumer nonresidential	—	—	—	—	—
	$17,258	$17,297	$—	$17,454	$1,021
There were no impaired loans in the acquired loan portfolio at both September 30, 2022 and December 31, 2021, respectively. No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of September 30, 2022 and December 31, 2021:
As of September 30, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$997,848	$203,246	$150,918	$293,555	$9,130	$1,654,697
Special mention	5,633	400	—	63	—	6,096
Substandard	11,357	4,753	—	89	—	16,199
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,014,838	$208,399	$150,918	$293,707	$9,130	$1,676,992
As of September 30, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,022	$2,997	$579	$19,371	$24	$36,993
Special mention	1,466	—	—	—	—	1,466
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$15,488	$2,997	$579	$19,371	$24	$38,459
As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$875,395	$193,426	$182,497	$176,271	$10,277	$1,437,866
Special mention	—	400	2,518	68	—	2,986
Substandard	11,915	5,214	1,557	343	—	19,029
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$887,310	$199,040	$186,572	$176,682	$10,277	$1,459,881

Notes to Unaudited Consolidated Financial Statements
(Continued)
As of December 31, 2021 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$18,802	$3,710	$1,043	$23,922	$27	$47,504
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,802	$3,710	$1,043	$23,922	$27	$47,504

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2022, the Company had $6.1 million in originated loans identified as special mention, an increase from $3.0 million at December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At September 30, 2022, the Company had $16.2 million in loans identified as substandard, a decrease of $2.8 million from December 31, 2021. The decrease in substandard loans was primarily related to two loans totaling $1.8 million which were sold at a discount. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2022, specific reserves on originated and acquired loans totaling $164 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at September 30, 2022 and December 31, 2021:
As of September 30, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$397	$1,830	$2,227	$1,012,611	$1,014,838	$127	$1,703
Commercial and industrial	—	258	1,678	1,936	206,463	208,399	—	1,678
Commercial construction	—	—	—	—	150,918	150,918	—	—
Consumer real estate	544	19	130	693	293,014	293,707	130	—
Consumer nonresidential	—	—	28	28	9,102	9,130	28	—
Total	$544	$674	$3,666	$4,884	$1,672,108	$1,676,992	$285	$3,381

Notes to Unaudited Consolidated Financial Statements
(Continued)
As of September 30, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$15,488	$15,488	$—	$—
Commercial and industrial	—	—	—	—	2,997	2,997	—	—
Commercial construction	—	—	—	—	579	579	—	—
Consumer real estate	—	—	—	—	19,371	19,371	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$38,459	$38,459	$—	$—

As of December 31, 2021 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$887,310	$887,310	$—	$—
Commercial and industrial	—	—	1,678	1,678	197,362	199,040	—	1,678
Commercial construction	—	—	1,557	1,557	185,015	186,572	—	1,557
Consumer real estate	—	—	250	250	176,432	176,682	—	250
Consumer nonresidential	14	21	18	53	10,224	10,277	18	—
Total	$14	$21	$3,503	$3,538	$1,456,343	$1,459,881	$18	$3,485

As of December 31, 2021 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$18,802	$18,802	$—	$—
Commercial and industrial	—	—	—	—	3,710	3,710	—	—
Commercial construction	—	—	—	—	1,043	1,043	—	—
Consumer real estate	234	—	5	239	23,683	23,922	5	—
Consumer nonresidential	2	—	—	2	25	27	—	—
Total	$236	$—	$5	$241	$47,263	$47,504	$5	$—
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2022 and December 31, 2021, respectively.
There were overdrafts of $247 thousand and $58 thousand at September 30, 2022 and December 31, 2021, respectively, which have been reclassified from deposits to loans. At September 30, 2022 and December 31, 2021, loans with a carrying value of $352.1 million and $290.3 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
There were no defaults of TDRs during the twelve months since restructuring for the nine months ended September 30, 2022 and 2021.
There were no loans designated as TDRs during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had a recorded investment in TDRs of $89 thousand and $92 thousand, respectively.

Notes to Unaudited Consolidated Financial Statements
(Continued)
The concessions made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Note 4.    Derivative Financial Instruments
The Company enters into interest rate swap agreements (swap agreements) to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2022 and December 31, 2021. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of September 30, 2022, the Company had entered into 14 interest rate swap agreements which are collateralized with $30 thousand in cash. There were 19 interest rate swap agreements outstanding as of December 31, 2021 which were collateralized with $6.7 million in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$71,105	$4,710
Pay Fixed/Receive Variable Swaps	71,105	(4,710)

	December 31, 2021
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,643	$6,052
Pay Fixed/Receive Variable Swaps	80,643	(6,052)

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
At September 30, 2022 and December 31, 2021, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows (FHLB advances which are included in other borrowed funds on the consolidated balance sheet) and its wholesale deposits (which are included in total deposits on the consolidated balance sheet) was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(Dollars in thousands)	September 30, 2022	December 31, 2021
Notional amount	$145,000	$60,000
Weighted average pay rate	2.12%	0.87%
Weighted average receive rate	3.45%	0.21%
Weighted average maturity in years	3.75	1.10
Unrealized gain (loss) relating to interest rate swaps	$4,856	$(77)

These agreements provided for the Company to receive payments determined by a specific index (three month LIBOR or three month Secured Overnight Financing Rate ("SOFR")) in exchange for making payments at a fixed rate. At September 30, 2022 and December 31, 2021, the unrealized loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive (loss) income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2022 and December 31, 2021, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At September 30, 2022 and December 31, 2021, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	September 30, 2022	December 31, 2021
Commitments to grant loans	$218,782	$90,591
Unused commitments to fund loans and lines of credit	250,418	183,145
Commercial and standby letters of credit	9,356	8,930

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $15.5 million and $32.8 million at September 30, 2022 and December 31, 2021, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At September 30, 2022, 130,322 shares were available to grant under the Plan.
No options were granted during the three and nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, there were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and nine months ended September 30, 2021.
A summary of option activity under the Plan as of September 30, 2022 and changes during the nine months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2022	1,544,893	$8.31	2.46
Granted	—	—
Exercised	(221,599)	7.15
Forfeited or expired	(97)	8.56
Outstanding and Exercisable at September 30, 2022	1,323,197	$8.50	2.05	$14,113,207

(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on changes in the market value of the Company’s common stock.
As of September 30, 2022, all outstanding stock options granted under the Plan are fully vested and amortized. There was $9 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2022. There was no income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2021. Tax benefits recognized for

Notes to Unaudited Consolidated Financial Statements
(Continued)
nonqualified stock options during the nine months ended September 30, 2022 and 2021 totaled $367 thousand and $125 thousand, respectively.
Restricted stock units relating to 120,070 shares were granted during the nine months ended September 30, 2022. There were 116,488 restricted stock units granted during the nine months ended September 30, 2021.

A summary of the Company’s restricted stock unit grant activity as of September 30, 2022 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	151,403	$17.92
Granted	120,070	18.65
Vested	(46,629)	18.16
Forfeited	(5,027)	18.23
Balance at September 30, 2022	219,817	$18.26

The compensation cost that has been charged to income for the Plan was $348 thousand and $289 thousand for the three months ended September 30, 2022 and 2021, respectively. Total compensation cost for the nine months ended September 30, 2022 and 2021 was $799 thousand and $749 thousand, respectively. As of September 30, 2022, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 36 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements at September 30, 2022 Using
(In thousands)	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,006	$—	$11,006	$—
Securities of state and local municipalities tax exempt	1,356	—	1,356	—
Securities of state and local municipalities taxable	491	—	491	—
Corporate bonds	19,433	—	19,433	—
SBA pass-through securities	68	—	68	—
Mortgage-backed securities	240,088	—	240,088	—
Collateralized mortgage obligations	9,773	—	9,773	—
Total Available-for-Sale Securities	$282,215	$—	$282,215	$—
Derivative assets - interest rate swaps	4,710	—	4,710	—
Derivative assets - cash flow hedge	4,856	—	4,856	—
Liabilities
Derivative liabilities - interest rate swaps	4,710	—	4,710	—
Derivative liabilities - cash flow hedge	—	—	—	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2021 Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,436	$—	$13,436	$—
Securities of state and local municipalities tax exempt	1,451	—	1,451	—
Securities of state and local municipalities taxable	596	—	596	—
Corporate bonds	14,151	—	14,151	—
SBA pass-through securities	108	—	108	—
Mortgage-backed securities	313,838	—	313,838	—
Collateralized mortgage obligations	14,194	—	14,194	—
Total Available-for-Sale Securities	$357,774	$—	$357,774	$—
Derivative assets - interest rate swaps	6,052	—	6,052	—
Liabilities
Derivative liabilities - interest rate swaps	6,052	—	6,052	—
Derivative liabilities - cash flow hedge	77	—	77	—

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
(In thousands)	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial real estate	$1,632	$—	$—	$1,632
Commercial and industrial	1,586	—	—	1,586
Consumer residential	88	—	—	88
Total Impaired loans	$3,306	$—	$—	$3,306

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,497	$—	$—	$1,497
Consumer residential	88	—	—	88
Total Impaired loans	$1,585	$—	$—	$1,585

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2022 and December 31, 2021:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2022
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial real estate	$1,632	Discounted appraisal value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	1,586	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total impaired loans	$3,306	Discounted appraised value	Marketability/Selling costs	8% - 10%	8.99%

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

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and December 31, 2021. Fair values for September 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of September 30, 2022, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$11,820	$11,820	$—	$—
Interest-bearing deposits at other institutions	56,522	56,522	—	—
Securities held-to-maturity	264	—	243	—
Securities available-for-sale	282,215	—	282,215	—
Restricted stock	9,061	—	9,061	—
Loans, net	1,699,160	—	—	1,623,176
Bank owned life insurance	55,016	—	55,016	—
Accrued interest receivable	8,459	—	8,459	—

Financial liabilities:
Checking, savings and money market accounts	$1,585,479	$—	$1,585,479	$—
Time deposits	303,805	—	303,733	—
Federal funds purchased	—	—	—	—
FHLB advances	75,000	—	75,000	—
Subordinated notes	19,551	—	18,763	—
Accrued interest payable	845	—	845	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2021, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,613	$24,613	$—	$—
Interest-bearing deposits at other institutions	216,345	216,345	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	357,774	—	357,774	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,490,020	—	—	1,493,185
Bank owned life insurance	39,171	—	39,171	—
Accrued interest receivable	8,074	—	8,074	—

Financial liabilities:
Checking, savings and money market accounts	$1,652,352	$—	$1,652,352	$—
Time deposits	231,417	—	232,837	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,510	—	18,133	—
Accrued interest payable	1,034	—	1,034	—
Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of September 30, 2022 and 2021 includes only the potential dilution of stock options.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for each of the three and nine month periods ended September 30, 2022 and September 30, 2021.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021

Net income	$7,043	$4,682	$20,080	$15,416

Weighted average number of shares	13,988	13,683	13,930	13,636

Effect of dilutive securities, restricted stock units and options	784	929	855	919

Weighted average diluted shares	14,772	14,612	14,785	14,555

Basic EPS	$0.50	$0.34	$1.44	$1.13
Diluted EPS	$0.48	$0.32	$1.36	$1.06

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2022 and 2021 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended September 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(29,861)	$669	$(29,192)
Net unrealized (losses) gains during the period	(13,555)	3,167	(10,388)
Other comprehensive (loss) income, net of tax	(13,555)	3,167	(10,388)
Balance, end of period	$(43,416)	$3,836	$(39,580)

(In thousands)
Nine Months Ended September 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(41,433)	3,896	(37,537)
Other comprehensive income (loss), net of tax	(41,433)	3,896	(37,537)
Balance, end of period	$(43,416)	$3,836	$(39,580)

(In thousands)
Three Months Ended September 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$1,323	$(382)	$941
Net unrealized (losses) gains during the period	(1,688)	61	(1,627)
Other comprehensive (loss) income, net of tax	(1,688)	61	(1,627)
Balance, end of period	$(365)	$(321)	$(686)

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)
Nine Months Ended September 30, 2021	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized (losses) gains during the period	(2,786)	274	(2,512)
Other comprehensive income (loss), net of tax	$(2,786)	$274	$(2,512)
Balance, end of period	$(365)	$(321)	$(686)

There were no gains for the three and nine months ended September 30, 2022 and 2021, respectively, that were reclassified from AOCI into income.

Note 10.    Subordinated Notes
On June 20, 2016, the Company issued $25.0 million of fixed-to-floating rate subordinated notes due June 30, 2026, in a private placement to accredited investors. Interest was payable at 6.00% per annum, from and including June 20, 2016 to, but excluding, June 30, 2021, semi-annually in arrears. From and including June 30, 2021 to the maturity date or early redemption date, the interest rate was to reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.
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

Note 11. Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09 ‘‘Revenue from Contracts with Customers’’ (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank-owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.
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
Other Income
Other non-interest income consists of loan swap fees, insurance commissions, and other miscellaneous revenue streams not meeting the criteria above. When the Company enters into an interest rate swap agreement, the Company may receive an additional one-time payment fee which is recognized as income when received. The Company receives monthly recurring commissions based on a percentage of premiums issued and revenue is recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Non-interest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$241	$278	$706	$768
Fees, Exchange, and Other Service Charges	101	101	282	275
Other income	8	1	97	183
Non-interest Income (in-scope of Topic 606)	350	380	1,085	1,226
Non-interest Income (out-scope of Topic 606)	225	681	1,759	1,311
Total Non-interest Income	$575	$1,061	$2,844	$2,537

Notes to Unaudited Consolidated Financial Statements
(Continued)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022 and 2021, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the nine months ended September 30, 2022 or 2021.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,158	$7,733
Income taxes	6,283	3,846
Noncash investing and financing activities:
Unrealized loss on securities available-for-sale	(52,447)	(3,483)
Unrealized gain on interest rate swaps	4,932	347
Transfer of called subordinated notes to other liabilities	—	14,500
Right-of-use assets obtained in the exchange for lease liabilities during the current period	522	—
Modification of existing right-of-use assets and lease liability	304	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2022 and December 31, 2021 and the results of our operations for the three and nine months ended September 30, 2022 and 2021. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results of operations for the balance of 2022, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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
Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in “Quantitative and Qualitative Disclosures About Market Risk” below, we manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, non-interest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from minority membership interest in ACM, merchant services fee income, insurance commission income, income from bank owned life insurance (“BOLI”), and gains and losses on sales of investment securities available-for-sale.
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
Results of Operations— Three and Nine Months Ended September 30, 2022 and 2021
Overview
We recorded net income of $7.0 million, or $0.48 per diluted common share, for the three months ended September 30, 2022, compared to net income of $4.7 million, or $0.32 per diluted common share, for the three months ended September 30, 2021, an increase of $2.4 million, or 50%. Net interest income increased $3.0 million, or 21%, to $17.5 million for the three months ended September 30, 2022, compared to $14.5 million for the three months ended September 30, 2021. Provision for loan losses of $365 thousand was recorded for the three months ended September 30, 2022, compared to no provision being recorded for the same period of 2021. Non-interest income was $575 thousand compared to $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Non-interest expense was $8.6 million compared to $9.4 million for the three months ended September 30, 2022 and 2021, respectively.

The annualized return on average assets for the three months ended September 30, 2022 and 2021 was 1.32% and 0.91%, respectively. The annualized return on average equity for the three months ended September 30, 2022 and 2021 was 13.87% and 9.18%, respectively.

For the nine months ended September 30, 2022, we recorded net income of $20.1 million, or $1.36 per diluted common share, compared to net income of $15.4 million, or $1.06 per diluted common share, for the nine months ended September 30, 2021. Net interest income increased $6.7 million, or 16%, to $49.4 million for the nine months ended September 30, 2022, compared to $42.7 million for the nine months ended September 30, 2021. Provision for loan losses was $1.9 million for the nine months ended September 30, 2022, compared to no provision for loan losses for the same period of 2021. Non-interest income increased $307 thousand, or 12%, to $2.8 million for the nine months ended September 30, 2022 as compared to $2.5 million for the same nine month period of 2021. Non-interest expense was $25.3 million for the nine months ended September 30, 2022, compared to $25.5 million for the same nine month period of 2021.

The annualized return on average assets for the nine months ended September 30, 2022 and 2021 was 1.28% and 1.05%, respectively. The annualized return on average equity for the nine months ended September 30, 2022 and 2021 was 13.14% and 10.35%, respectively.

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,003,052	$11,195	4.46%	$858,179	$8,902	4.15%
Commercial and industrial	208,245	2,684	5.16%	141,665	1,617	4.56%
Paycheck protection program	4,752	102	8.55%	79,225	1,205	6.08%
Commercial construction	156,429	2,163	5.53%	211,656	2,641	4.99%
Consumer residential	285,588	3,021	4.23%	163,901	1,642	4.01%
Consumer nonresidential	9,455	179	7.57%	11,529	210	7.29%
Total loans (1)	1,667,521	19,344	4.64%	1,466,155	16,217	4.42%

Investment securities (2)	341,995	1,485	1.74%	219,295	1,000	1.82%
Restricted stock	7,412	93	5.02%	6,224	82	5.27%
Deposits at other financial institutions and federal funds sold	40,814	171	1.68%	243,409	89	0.15%

Total interest-earning assets and interest income	2,057,742	21,093	4.10%	1,935,083	17,388	3.59%

Noninterest-earning assets:
Cash and due from banks	4,958			24,325
Premises and equipment, net	1,344			1,544
Accrued interest and other assets	92,985			101,963
Allowance for loan losses	(15,072)			(14,384)
Total assets	$2,141,957			$2,048,531

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$737,907	$1,320	0.72%	$616,422	$845	0.55%
Savings and money markets	314,105	727	0.92%	308,092	344	0.44%
Time deposits	213,845	752	1.41%	233,539	618	1.06%
Wholesale deposits	41,957	93	0.88%	35,000	41	0.47%
Total interest - bearing deposits	1,307,814	2,892	0.88%	1,193,053	1,848	0.62%

Other borrowed funds	101,444	673	2.65%	68,889	1,059	6.15%

Total interest-bearing liabilities and interest expense	1,409,258	3,565	1.01%	1,261,942	2,907	0.92%

Noninterest-bearing liabilities:
Demand deposits	506,700			555,941
Other liabilities	22,910			26,581
Common stockholders' equity	203,089			204,067
Total liabilities and stockholders' equity	$2,141,957			$2,048,531

Net interest income and net interest margin		$17,528	3.38%		$14,481	2.97%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $917 thousand and $1.5 million for the three months ended September 30, 2022 and 2021, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2022.

Rate and Volume Analysis
For the Three Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,503	$790	$2,293
Commercial and industrial	755	312	1,067
Paycheck protection program	(1,132)	29	(1,103)
Commercial construction	(689)	211	(478)
Consumer residential	1,219	160	1,379
Consumer nonresidential	(38)	7	(31)
Total loans (1)	1,618	1,509	3,127

Investment securities (2)	557	(72)	485
Restricted stock	16	(5)	11
Deposits at other financial institutions and federal funds sold	(73)	155	82

Total interest income	2,118	1,587	3,705

Interest expense:

Interest - bearing deposits:
Interest checking	173	302	475
Savings and money markets	15	368	383
Time deposits	(43)	177	134
Wholesale deposits	10	42	52
Total interest - bearing deposits	155	889	1,044

Other borrowed funds	489	(875)	(386)
Total interest expense	644	14	658

Net interest income	$1,474	$1,573	$3,047

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

Net interest income for the three months ended September 30, 2022 was $17.5 million, compared to $14.5 million for the three months ended September 30, 2021, an increase of $3.0 million, or 21%. The increase in net interest income was a result of our growth in average earning assets combined with continued increases in the average yields earned on loans during 2022 as compared to 2021. Average earning assets increased $122.7 million to $2.1 billion during the third quarter of 2022 as compared to $1.9 billion for the same period of 2021, primarily related to average growth in our loan portfolio of $201.4 million ($275.8 million excluding U.S. Small Business Administration's Paycheck Protection Program ("PPP") loans) for the third quarter of 2022 as compared to the same period of 2021. Interest income during the third quarter of 2022 increased due to both loan growth and a rise in interest rates earned on the portfolio. The average balance of the investment securities portfolio increased $122.7 million to $342.0 million for the three months ended September 30, 2022 as compared $219.3 million for the same period of 2021, which contributed to an increase in interest income of $557 thousand offset by a decrease in interest income of $72 thousand for the decrease in the average yield of the portfolio, for the three months ended September 30, 2022 as compared to the same period of 2021. Average deposits at other financial institutions and federal funds sold decreased $202.6 million to $40.8 million from $243.4 million for the same period of 2021 as we invested this excess liquidity in our loan portfolio at higher interest rates.

Total average interest-bearing deposits increased $114.8 million to $1.3 billion for the three months ended September 30, 2022 compared to $1.2 billion for the three months ended September 30, 2021. Average noninterest-bearing deposits decreased $49.2 million to $506.7 million for the three months ended September 30, 2022 compared to $555.9 million for the same period in 2021. The largest increase in average interest-bearing customer deposit balances was in our interest checking, which increased $121.5 million compared to 2021. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $19.7 million as compared to 2021. Average wholesale deposits increased $7.0 million to $42.0 million, representing only 3.0% of average interest-bearing liabilities, for the three months ended September 30, 2022 compared to $35.0 million for the same period in 2021. Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased $32.6 million to $101.4 million at September 30, 2022 compared to $68.9 million at September 30, 2021. At September 30, 2021, we redeemed $25 million in subordinated notes, which was the primary driver of the decrease in interest expense on other borrowed funds, which decreased $386 thousand for the three months ended September 30, 2022 as compared to 2021.

The yield on interest-earning assets increased 51 basis points to 4.10% for the three months ended September 30, 2022, compared to 3.59% for the same period of 2021. The average yield of the loan portfolio for the three month periods ended September 30, 2022 and 2021 was 4.64% and 4.42%, respectively. Net deferred fees recorded from PPP loan forgiveness increased the average yield of the loan portfolio by only 2 basis points for the three months ended September 30, 2022, compared to 27 basis points for the year ago quarter. The cost of interest-bearing deposits increased 26 basis points to 0.88% for the three months ended September 30, 2022, compared to 0.62% for the same period of 2021, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2022 and 2021 was 3.38% and 2.97%, respectively. The increase in our net interest margin was primarily a result of the increase in the yields earned on our interest-earning assets during 2022 as compared to 2021, a result of the current rising rate environment. Additionally, we recorded $380 thousand in accelerated debt issuance costs during the third quarter of 2021, which decreased net interest margin by 8 basis points for the third quarter of 2021. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Financial Measurements:
Interest income:
Loans	$19,344	$16,217	$52,194	$47,899
Deposits at other financial institutions and federal funds sold	171	89	417	205
Investment securities available‑for‑sale	1,481	996	4,471	2,586
Investment securities held‑to‑maturity	2	2	5	5
Restricted stock	93	82	253	245
Total interest income	21,091	17,386	57,340	50,940
Interest expense:
Interest‑bearing deposits	2,892	1,848	6,619	5,703
Other borrowed funds	673	1,059	1,357	2,529
Total interest expense	3,565	2,907	7,976	8,232
Net interest income	$17,526	$14,479	$49,364	$42,708
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	2	8	10
Total tax benefit on tax-exempt interest income	$2	$2	$8	$10
Tax equivalent net interest income	$17,528	$14,481	$49,372	$42,718

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2022 and 2021.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$952,824	$30,856	4.32%	$812,623	$25,913	4.25%
Commercial and industrial	196,156	6,832	4.64%	124,460	4,382	4.69%
Paycheck protection program	11,243	555	6.58%	126,310	4,511	4.76%
Commercial construction	170,483	6,379	4.99%	214,798	7,449	4.62%
Consumer residential	234,959	7,050	4.00%	164,678	4,950	4.01%
Consumer nonresidential	9,373	522	7.43%	12,836	694	7.21%
Total loans (1)	1,575,038	52,194	4.42%	1,455,705	47,899	4.39%

Investment securities (2)	348,245	4,484	1.72%	171,864	2,601	2.02%
Restricted stock	6,533	253	5.16%	6,284	245	5.20%
Deposits at other financial institutions and federal funds sold	87,176	417	0.64%	218,557	205	0.13%

Total interest-earning assets and interest income	2,016,992	57,348	3.79%	1,852,410	50,950	3.67%

Noninterest-earning assets:
Cash and due from banks	6,811			18,575
Premises and equipment, net	1,452			1,559
Accrued interest and other assets	88,096			97,020
Allowance for loan losses	(14,349)			(14,567)
Total assets	$2,099,002			$1,954,997

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$743,193	$3,323	0.60%	$568,742	$2,304	0.54%
Savings and money markets	319,871	1,522	0.64%	294,730	1,019	0.46%
Time deposits	192,099	1,640	1.14%	239,332	2,257	1.26%
Wholesale deposits	37,344	134	0.48%	38,553	123	0.43%
Total interest - bearing deposits	1,292,507	6,619	0.68%	1,141,357	5,703	0.67%

Other borrowed funds	64,511	1,357	2.80%	69,037	2,529	4.90%

Total interest-bearing liabilities and interest expense	1,357,018	7,976	0.78%	1,210,394	8,232	0.91%

Noninterest-bearing liabilities:
Demand deposits	514,238			518,478
Other liabilities	23,990			27,516
Common stockholders' equity	203,756			198,609
Total liabilities and stockholders' equity	$2,099,002			$1,954,997

Net interest income and net interest margin		$49,372	3.27%		$42,718	3.08%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $2.5 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2022.

Rate and Volume Analysis
For the Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$4,471	$472	$4,943
Commercial and industrial	2,524	(74)	2,450
Paycheck protection program	(4,109)	153	(3,956)
Commercial construction	(1,537)	467	(1,070)
Consumer residential	2,113	(13)	2,100
Consumer nonresidential	(187)	15	(172)
Total loans (1)	3,275	1,020	4,295

Investment securities (2)	2,669	(786)	1,883
Restricted stock	10	(2)	8
Deposits at other financial institutions and federal funds sold	(122)	334	212

Total interest income	5,832	566	6,398

Interest expense:

Interest - bearing deposits:
Interest checking	708	311	1,019
Savings and money markets	64	439	503
Time deposits	(446)	(171)	(617)
Wholesale deposits	(4)	15	11
Total interest - bearing deposits	322	594	916

Other borrowed funds	(159)	(1,013)	(1,172)
Total interest expense	163	(419)	(256)

Net interest income	$5,669	$985	$6,654

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at a rate of 21% for both 2022 and 2021.

Net interest income for the nine months ended September 30, 2022 was $49.4 million, compared to $42.7 million for the nine months ended September 30, 2021, an increase of $6.7 million, or 16%. The increase in net interest income was a result of our growth in average earning assets complemented by continued increases in the average yields earned on loans during 2022 as compared to 2021. Average earning assets increased $164.6 million to $2.0 billion during the first nine months of 2022 as compared $1.9 billion for the same period of 2021, primarily related to average growth in our loan portfolio of $119.3 million ($234.4 million excluding PPP loans) for the nine months ended September 30, 2022 as compared to the same period of 2021, contributing $3.3 million of the $6.4 million increase in interest income for the first nine months of 2022. The average balance of the investment securities portfolio increased $176.4 million to $348.2 million for the nine months ended September 30, 2022 as compared $171.9 million for the same period of 2021, which contributed to an increase in interest income of $2.7 million offset by a decrease in interest income of $786 thousand for the decrease in the average yield of the portfolio for the nine months ended September 30, 2022 as compared to 2021. Average deposits at other financial institutions and federal funds sold decreased $131.4 million to $87.2 million from $218.6 million for the same period of 2021 as we invested this excess liquidity in our loan portfolio at higher interest rates.

Total average interest-bearing deposits increased $151.2 million to $1.3 billion for the nine months ended September 30, 2022 compared to $1.1 billion for the nine months ended September 30, 2021. Average noninterest-bearing deposits decreased $4.2 million to $514.2 million for the nine months ended September 30, 2022 compared to $518.5 million for the same period in 2021. The largest increase in average interest-bearing deposit balances was in our interest checking, which increased $174.5 million to $743.2 million for the nine months ended September 30, 2022 from $568.7 million for the nine months ended September 30, 2021. As customers move balances to non-maturity deposit products, average balances for time deposits decreased $47.2 million as compared to the nine month average for 2021. Other borrowed funds, which include federal funds purchased, Federal Home Loan Bank of Atlanta ("FHLB") advances, and our subordinated notes, decreased $4.5 million to $64.5 million compared to $69.0 million. The corresponding decrease in expense related to other borrowed funds is a result of redeeming $25 million in subordinated debt during the third quarter of 2021. As a result of this redemption and prudent funding management, interest expense on other borrowed funds decreased by $1.2 million for the nine months ended September 30, 2022 as compared to 2021.

The yield on interest-earning assets increased 12 basis points to 3.79% for the nine months ended September 30, 2022, compared to 3.67% for the same period of 2021. The average yield of the loan portfolio for the nine months ended September 30, 2022 was 4.42% compared to 4.39% for the same period of 2021. Net deferred fees recorded from PPP loan forgiveness increased the average yield of the loan portfolio by only 4 basis points for the nine months ended September 30, 2022, compared to 33 basis points for the same period of 2021. The cost of interest-bearing deposits increased 1 basis point to 0.68% for the nine months ended September 30, 2022, compared to 0.67% for the same period of 2021, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates.

Our net interest margin, on a tax equivalent basis, for the nine months ended September 30, 2022 and 2021 was 3.27% and 3.08%, respectively. The increase in our net interest margin was primarily a result of the increase in the yields earned on our interest-earning assets during 2022 as compared to 2021, a result of the current rising rate environment. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.

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
We recorded a provision for loan losses of $365 thousand for the three months ended September 30, 2022 compared to no provision for loan losses being recorded for the same period of 2021. For the nine months ended September 30, 2022, we recorded a provision for loan losses of $1.9 million compared to no provision for loan losses being recorded for the same period of 2021. The increase in provision for loan losses is primarily related to supporting the growth in the loan portfolio for the quarter and year-to-date periods of September 30, 2022 compared to the same periods of 2021. No provision for loan losses was recorded for the three and nine month periods of September 30, 2021 primarily as a result of improvement in credit quality metrics of our loan portfolio and local economic conditions for those time periods.
We recorded net charge-offs of $9 thousand during the third quarter of 2022 and net charge-offs of $416 thousand for the year-to-date period of 2022. Specific reserves increased to $164 thousand for the three months ended September 30, 2022, up from $85 thousand at June 30, 2022 and down from $186 thousand at December 31, 2021 as a result of valuation adjustments.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for loan losses at September 30, 2022 was $15.3 million compared to $13.8 million at December 31, 2021. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs and excluding PPP loans, was 0.89% at September 30, 2022, compared to 0.94% at December 31, 2021.
Noninterest Income
The following table provides detail for non-interest income for the three and nine months ended September 30, 2022 and 2021.
Non-Interest Income
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended September 30,		Change from Prior Year		For the Nine Months Ended September 30,		Change from Prior Year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Service charges on deposit accounts	$241	$278	$(37)	(13.3)%	$706	$768	$(62)	(8.1)%
Fees on loans	32	26	6	23.1%	159	74	85	114.9%
BOLI income	352	249	103	41.4%	844	746	98	13.1%
Income from minority membership interest	(160)	364	(524)	(144.0)%	754	364	390	107.1%
Other fee income	110	144	(34)	(23.6)%	381	585	(204)	(34.9)%
Total non‑interest income	$575	$1,061	$(486)	(45.8)%	$2,844	$2,537	$307	12.1%

Non-interest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM, and income from our BOLI policies, and continues to supplement our operating results. Non-interest income for the three months ended September 30, 2022 and 2021 was $575 thousand and $1.1 million, respectively. We recorded a net loss of $160 thousand on our membership interest in ACM for the three months ended September 30, 2022, a reflection of the current mortgage environment, compared to income of $364 thousand for the year ago quarter. Fee income from fees on loans was $32 thousand for the quarter ended September 30, 2022, compared to $26 thousand for the third quarter of 2021. Service charges on deposits and other fee income totaled $351 thousand for the third quarter of 2022, a decrease of $71 thousand from the year ago quarter. Income from BOLI increased $103 thousand to $352 thousand for the three months ended September 30, 2022 from $249 thousand for the three months ended September 30, 2021, as we purchased $15 million in BOLI during the second quarter of 2022.
Non-interest income for the nine months ended September 30, 2022 and 2021 was $2.8 million and $2.5 million, respectively. The increase in non-interest income during the first nine months of 2022 is primarily attributable to the Bank’s income associated with its investment in ACM, recording $754 thousand during the first nine months of 2022 compared to $364 thousand for the first nine months of 2021. Fee income from fees on loans, service charges on deposits, and other fee income was $1.2 million for the nine months ended September 30, 2022, a decrease of $181 thousand, as compared to the same period of 2021. Income from BOLI increased to $844 thousand for the year-to-date period of 2022, compared to $746 thousand for the same period of 2021 as we purchased $15 million in BOLI during the second quarter of 2022.

Non-interest Expense
The following table reflects the components of non-interest expense for the three and nine months ended September 30, 2022 and 2021.
Non-Interest Expense
For The Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended September 30,		Change from Prior Year		For the Nine Months Ended September 30,		Change from Prior Year
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$5,202	$4,717	$485	10.3%	$15,094	$13,723	$1,371	10.0%
Occupancy and equipment expense	676	810	(134)	(16.5)%	2,328	2,437	(109)	(4.5)%
Data processing and network administration	595	520	75	14.4%	1,688	1,633	55	3.4%
State franchise taxes	509	496	13	2.6%	1,527	1,487	40	2.7%
Audit, legal and consulting fees	235	356	(121)	(34.0)%	884	1,213	(329)	(27.1)%
Merger and acquisition expense	—	1,107	(1,107)	(100.0)%	125	1,107	(982)	(88.7)%
Loan related expenses	242	417	(175)	(42.0)%	230	830	(600)	(72.3)%
FDIC insurance	155	160	(5)	(3.1)%	515	590	(75)	(12.7)%
Marketing, business development and advertising	93	55	38	69.1%	270	160	110	68.8%
Director fees	168	180	(12)	(6.7)%	503	471	32	6.8%
Postage, courier and telephone	33	46	(13)	(28.3)%	124	141	(17)	(12.1)%
Internet banking	173	132	41	31.1%	474	406	68	16.7%
Dues, memberships & publications	41	36	5	13.9%	137	116	21	18.1%
Bank insurance	111	107	4	3.7%	334	300	34	11.3%
Printing and supplies	29	28	1	3.6%	115	82	33	40.2%
Bank charges	21	8	13	162.5%	69	88	(19)	(21.6)%
State assessments	50	31	19	61.3%	112	137	(25)	(18.2)%
Core deposit intangible amortization	97	75	22	29.3%	298	233	65	27.9%
Other operating expenses	169	145	24	16.6%	431	381	50	13.1%
Total non‑interest expense	$8,599	$9,426	$(827)	(8.8)%	$25,258	$25,535	$(277)	(1.1)%

Non-interest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Non-interest expense was $8.6 million and $9.4 million for the three month periods ended September 30, 2022 and 2021, respectively. Salaries and benefits expense increased $485 thousand to $5.2 million for the three month period ended September 30, 2022 compared to $4.7 million for the same period in 2021. This increase was primarily related to business development staff expansion in addition to market rate adjustments to employee compensation. Loan related expenses decreased $175 thousand for the third quarter of 2022 when compared to the year ago quarter, primarily as a result of reduced workout expenses. There were no merger-related expenses for the three months ended September 30, 2022 as compared to the same period of 2021, a result of the decision to mutually terminate the proposed merger-of-equals transaction with Blue Ridge Bankshares, Inc. in January 2022.
For the nine months ended September 30, 2022 and 2021, non-interest expense was $25.3 million and $25.5 million, respectively, a decrease of $277 thousand. Salaries and benefits expense increased $1.4 million to $15.1 million for the nine months ended September 30, 2022 compared to $13.7 million for the same period in 2021, which was primarily related to the aforementioned additions to business development staff and market rate adjustments to employee compensation during 2022. Loan related expenses decreased $600 thousand for the first nine months of 2022 when compared to the same period of 2021, as we recovered loan related legal expenses from past nonperforming loans. Audit, legal and consulting fees decreased $329 thousand for the nine months September 30, 2022 as compared to the same period of 2021, as these expenses were primarily related to our membership interest purchase in ACM during 2021. Merger-related expenses for the nine months ended September 30, 2022 decreased $600 thousand as compared to the same period of 2021, a result of the aforementioned merger termination in January 2022.
Income Taxes
We recorded a provision for income tax expense of $2.1 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was 22.9%, compared to 23.4% for the same period of 2021. The effective tax rate for the third quarter of 2021 was more than our combined federal and state statutory rate of 22.5% primarily because of nondeductible merger-related expenses recognized during the third quarter of 2021.
For the nine months ended September 30, 2022 and 2021, provision for income tax expense was $5.0 million and $4.3 million, respectively. Our effective tax rate for the nine months ended September 30, 2022 was 19.8%, compared to 21.8% for the same period of 2021. The effective tax rates for the year-to-date period of 2022 is less than our combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercises of nonqualified stock options during 2022. In addition, during the first quarter of 2022, the Company recorded a favorable adjustment of $197 thousand to income tax expense as merger-related expenses that were previously capitalized for tax purposes are now deductible.

Discussion and Analysis of Financial Condition
Overview
For each of September 30, 2022 and December 31, 2021, total assets were $2.20 billion. Total loans receivable, net of deferred fees and costs, was $1.71 billion at September 30, 2022, an increase of $210.6 million, or 14%, compared to $1.50 billion at December 31, 2021. Total investment securities decreased $75.6 million, or 21%, compared to $357.8 million at December 31, 2021, which is primarily related to the decrease in the market value of the portfolio due to the current rising rate environment. Total deposits increased $5.5 million, or 0.3%, to $1.89 billion at September 30, 2022 compared to $1.88 billion at December 31, 2021. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At September 30, 2022, we had FHLB advances totaling $75.0 million, compared to $25.0 million in FHLB advances at December 31, 2021. At September 30, 2022, we had subordinated debt totaling $19.6 million compared to $19.5 million at December 31, 2021.
Loans Receivable, Net
Total loans receivable, net of deferred fees and costs, were $1.71 billion at September 30, 2022, compared to $1.50 billion at December 31, 2021. Loans receivable, net of deferred fees, and excluding PPP loans, totaled $1.71 billion at September 30, 2022 and $1.48 billion at December 31, 2021, an increase of $235.6 million, or 16%. At September 30, 2022, loans outstanding under the warehouse lending facility to ACM totaled $47.8 million, a decrease of $24.2 million, or 34%, from $72.0 million at December 31, 2021. This decrease in warehouse line volume is consistent with residential mortgage loan demand in our market area.
PPP loans net of fees totaled $3.1 million at September 30, 2022, a decrease from $28.1 million at December 31, 2021. Loans forgiven during the first nine months of 2022 totaled $25.5 million, or 89% of PPP loans outstanding at December 31, 2021. Net deferred fees associated with PPP loans totaled $71 thousand at September 30, 2022, and are being recognized in interest income over the remaining lives of the PPP loans, or sooner upon PPP loan forgiveness or repayment.
Commercial real estate loans totaled $1.0 billion at September 30, 2022, compared to $906.1 million at December 31, 2021, an increase of $124.2 million, or 14%. Owner-occupied commercial real estate loans were $196.9 million at September 30, 2022 compared to $191.8 million at December 31, 2021. Nonowner-occupied commercial real estate loans were $833.4 million at September 30, 2022 compared to $714.3 million at December 31, 2021. Construction loans totaled $151.5 million at September 30, 2022, a decrease of $36.1 million, or 19%, from $187.6 million at December 31, 2021, and comprised 9% of total loans receivable. Of the $151.5 million in construction loans at September 30, 2022, $43.3 million are collateralized by land and only $4.9 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
The following table presents the composition of our loans receivable portfolio at September 30, 2022 and at December 31, 2021.
Loans Receivable
At September 30, 2022 and December 31, 2021
(Dollars in thousands)

	September 30, 2022	December 31, 2021
Commercial real estate	$1,030,326	$906,112
Commercial and industrial	208,191	174,051
Paycheck protection program	3,205	28,699
Commercial construction	151,497	187,615
Consumer real estate	313,078	200,604
Consumer nonresidential	9,154	10,304

Gross loans	1,715,451	1,507,385

Less:
Allowance for loan losses	15,313	13,829
Unearned income and (unamortized premiums)	978	3,536

Loans receivable, net	$1,699,160	$1,490,020

Asset Quality
Nonperforming loans, defined as nonaccrual loans, loans past due 90 days or more as to principal or interest and still accruing were $3.7 million and $3.5 million at September 30, 2022 and December 31, 2021, respectively. Our ratio of nonperforming loans to total assets was 0.17% at September 30, 2022 compared to 0.16% at December 31, 2021. We had one loan classified as a troubled debt restructuring ("TDR") at September 30, 2022 and December 31, 2021, which totaled $89 thousand and $92 thousand, respectively.
Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, were $3.7 million at September 30, 2022. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $164 thousand and $186 thousand at September 30, 2022 and December 31, 2021, respectively. Because these loans are individually evaluated for impairment, nonperforming loans are excluded from the general reserve allocation.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2022, we had $7.6 million in loans identified as special mention, an increase from $3.0 million from December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. The increase from December 31, 2021 was primarily related to one loan paying off totaling $2.5 million and three loans being downgraded totaling $7.1 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.

At September 30, 2022, we had $16.2 million in loans identified as substandard, a decrease of $3.0 million from December 31, 2021. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2022, specific reserves on originated and acquired loans totaling $164 thousand has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs to average loans receivable of 0.04% for the nine months ended September 30, 2022, compared to annualized net charge-offs to average loans receivable of 0.05% for the nine months ended September 30, 2021. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At September 30, 2022 and December 31, 2021
(Dollars in thousands)

	September 30, 2022	December 31, 2021
Nonperforming assets:
Nonaccrual loans	$3,381	$3,485
Loans contractually past‑due 90 days or more and still accruing	285	23
Total nonperforming loans (NPLs)	$3,666	$3,508
Other real estate owned	—	—
Total nonperforming assets (NPAs)	$3,666	$3,508
Performing troubled debt restructurings	$89	$92

NPLs/Total Assets	0.17%	0.16%
NPAs/Total Assets	0.17%	0.16%
NPAs and Performing TDRs/Total Assets	0.17%	0.16%
Allowance for loan losses/NPLs	417.70%	394.21%

At September 30, 2022 and December 31, 2021, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.
We are closely and proactively monitoring the effects of the COVID-19 pandemic on our loan and deposit customers and are focused on assessing risks within the loan portfolio and working with customers to minimize losses. We consider pandemic impacted loans to include commercial real estate loans made to hotels, churches, and certain retail and special purpose asset classes. During our assessment of the allowance for loan losses, we addressed the credit risks associated with these pandemic impacted segments and those loans that have requested payment deferrals.
We believe that as a result of our conservative underwriting discipline at loan origination coupled with active dialogue we have with our borrowers, we have the ability and necessary flexibility to assist our customers through this pandemic.
We had no OREO property at each of September 30, 2022 and December 31, 2021.
Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At September 30, 2022, our commercial real estate portfolio (including construction lending) was

68.9% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.
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
Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended September 30,
	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$(24)	(0.01)%
Commercial and industrial	—	—%	—	—%
Consumer residential	—	—%	31	0.01%
Consumer nonresidential	(9)	—%	(3)	—%
Total	$(9)	—%	$4	—%
Average loans outstanding during the period	$1,667,521		$1,466,155

	For the Nine Months Ended September 30,
	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$(452)	(0.04)%
Commercial and industrial	(396)	(0.03)%	(117)	(0.01)%
Consumer residential	1	—%	35	0.01%
Consumer nonresidential	(21)	(0.01)%	(61)	(0.01)%
Total	$(416)	(0.04)%	$(595)	(0.05)%
Average loans outstanding during the period	$1,575,038		$1,455,705

			September 30,
			2022	2021
Allowance for loan losses to loans receivable, net of fees			0.89%	0.98%
Allowance for loan losses to loans receivable, net of fees, excluding PPP			0.89%	1.02%

Allocation of the Allowance for Loan Losses
At September 30, 2022 and December 31, 2021
(Dollars in thousands)

	September 30,		December 31,
	2022		2021
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,429	60.06%	$8,995	60.11%
Commercial and industrial	2,132	12.14%	1,827	11.55%
Paycheck protection program	—	0.19%	—	1.90%
Commercial construction	1,600	8.83%	2,009	12.45%
Consumer real estate	1,038	18.25%	781	13.31%
Consumer nonresidential	114	0.53%	217	0.68%

Total allowance for loan losses	$15,313	100.00%	$13,829	100.00%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale, investment securities held-to-maturity and certificates of deposit. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of September 30, 2022 and December 31, 2021 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $282.2 million at September 30, 2022, a decrease of $75.6 million, or 21%, from $357.8 million at December 31, 2021, primarily due to principal paydowns of $30.4 million and the decrease in the market value of the portfolio of $52.4 million during 2022. The decrease in market value is due to the bond market pricing at the time we purchased fixed income mortgage-backed securities which occurred during the last half of 2021, a historically low rate purchase period. These purchases were primarily funded through our increase in deposits and PPP loan forgiveness to deploy excess liquidity and optimize net interest margin.
As of September 30, 2022 and December 31, 2021, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $110.5 million and $85.6 million at September 30, 2022 and December 31, 2021, respectively.
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
No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of September 30, 2022 and December 31, 2021.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At September 30, 2022, we owned $3.9 million in FHLB stock and $5.0 million in FRB stock. At December 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at September 30, 2022 and December 31, 2021.
Investment Securities by Stated Yields
At September 30, 2022 and December 31, 2021
(Dollars in thousands)

	At September 30, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	4.75%	4.09%	—	4.15%
Mortgaged‑backed securities	—	2.00%	2.39%	1.56%	1.61%
Total available‑for‑sale securities	—	3.57%	2.81%	1.56%	1.77%
Total investment securities	—	3.49%	2.81%	1.56%	1.77%

	At December 31, 2021
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.45%
Corporate bonds	—	3.98%	4.15%	—	4.12%
Mortgaged‑backed securities	—	—	2.21%	1.53%	1.57%
Total available‑for‑sale securities	—	3.27%	2.51%	1.53%	1.68%
Total investment securities	—	3.27%	2.51%	1.53%	1.68%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the nine months ended September 30, 2022 and 2021.

Average Deposits Balance
For the Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	September 30, 2022		September 30, 2021
Noninterest bearing demand	$514,238	28.46%	$518,478	31.24%
Interest-bearing deposits
Interest checking	743,193	41.14%	568,742	34.26%
Savings and money markets	319,871	17.70%	294,730	17.76%
Certificates of deposits, $100,000 to $249,999	48,584	2.69%	60,341	3.64%
Certificates of deposits, $250,000 or more	143,515	7.94%	178,991	10.78%
Other time deposits	37,344	2.07%	38,553	2.32%
Total	$1,806,745	100.00%	$1,659,835	100.00%

Total deposits were $1.89 billion at September 30, 2022, an increase of $5.5 million, or 0.3%, from $1.88 billion at December 31, 2021. Noninterest-bearing deposits totaled $513.7 million at September 30, 2022, comprising 27% of total deposits and decreased $67.6 million, or 12%, compared to December 31, 2021.

Wholesale deposits were $75.0 million at September 30, 2022 compared to $35.0 million at December 31, 2021. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2022 and December 31, 2021, we had $167.9 million and $186.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of September 30, 2022, the estimated amount of total uninsured deposits was $876.8 million. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.
The following table reports maturities of the estimated amount of uninsured certificates of deposit at September 30, 2022.
Certificates of Deposit Greater than $250,000
At September 30, 2022
(Dollars in thousands)

September 30, 2022
Three months or less	$50,449
Over three months through six months	27,409
Over six months through twelve months	54,802
Over twelve months	6,470
$139,130

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $94.6 million at September 30, 2022 compared to $44.5 million at December 31, 2021. Subordinated debt was $19.6 million at September 30, 2022 and $19.5 million at December 31, 2021. At September 30, 2022 and December 31, 2021, we had zero federal funds purchased. For September 30, 2022 and December 31, 2021, FHLB advances totaled $75.0 million and $25.0 million, respectively.

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
At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework and will be subject to the generally applicable capital rule by completing the associated reporting requirements on our Call Reports for the Bank. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We believe that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2022 and December 31, 2021.
Shareholders’ equity at September 30, 2022 was $194.6 million, a decrease of $15.2 million, compared to $209.8 million at December 31, 2021. The decrease in shareholders’ equity was primarily attributable to a decrease of $37.5 million in other comprehensive income (loss), primarily related to the decrease in the market value of our available-for-sale investment securities portfolio, offset by net income recorded year-to-date 2022 totaling $20.1 million.
Total shareholders’ equity to total assets for September 30, 2022 and December 31, 2021 was 8.83% and 9.52%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at September 30, 2022 and December 31, 2021 was $13.35 and $14.70, respectively. The Bank’s CBLR at September 30, 2022 and December 31, 2021 was 11.12% and 10.53%, respectively. Accordingly, we were considered “well capitalized” for regulatory purposes at September 30, 2022 and December 31, 2021.
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
The following tables show the minimum capital requirements and our capital position at September 30, 2022 and December 31, 2021 for the Bank.
Capital Components
At September 30, 2022 and December 31, 2021
(Dollars in thousands)

	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2022
Total risk-based capital	$251,806	13.55%	$195,099	>	10.50%	$185,808	>	10.00%
Tier 1 risk-based capital	236,493	12.73%	157,937	>	8.50%	148,647	>	8.00%
Common equity tier 1 capital	236,493	12.73%	130,066	>	7.00%	120,775	>	6.50%
Leverage capital ratio	236,493	11.12%	85,476	>	4.00%	106,845	>	5.00%
At December 31, 2021
Total risk-based capital	$222,871	13.54%	$177,069	>	10.50%	$168,638	>	10.00%
Tier 1 risk-based capital	214,442	12.72%	143,342	>	8.50%	134,910	>	8.00%
Common equity tier 1 capital	214,442	12.72%	118,046	>	7.00%	109,614	>	6.50%
Leverage capital ratio	214,442	10.55%	81,712	>	4.00%	102,140	>	5.00%

Tangible Book Value
At September 30, 2022 and December 31, 2021
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
Total stockholders’ equity (GAAP)	$194,635	$209,796
Less: goodwill and intangibles, net	(7,849)	(8,052)
Tangible Common Equity (non-GAAP)	$186,786	$201,744

Book value per common share (GAAP)	$13.91	$15.28
Less: intangible book value per common share	(0.56)	(0.58)
Tangible book value per common share (non-GAAP)	$13.35	$14.70

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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $350.6 million at September 30, 2022, or 16% of total assets, a decrease from $598.7 million, or 27%, at December 31, 2021. We held investments that are classified as held-to-maturity in the amount of $264 thousand at September 30, 2022. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2022 was approximately $327.4 million. Borrowing capacity with the FRB was approximately $83.4 million at September 30, 2022. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $265.0 million available to us, of which none were used at September 30, 2022. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements.
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
At September 30, 2022 and December 31, 2021, unused commitments to fund loans and lines of credit totaled $250.4 million and $183.1 million, respectively. Commitments to grant loans totaled $218.8 million and $90.6 million at September 30, 2022 and December 31, 2021, respectively. Commercial and standby letters of credit totaled $9.4 million and $8.9 million at September 30, 2022 and December 31, 2021, respectively.
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
No shares were purchased during the three and nine months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 9, 2022	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)