Form 10-K
period 2022-12-31
FVCBankcorp, Inc.
filed 2023-03-24
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022: $237,799,174.
The number of shares outstanding of Common Stock, as of March 17, 2023, was 17,674,224.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•general business and economic conditions nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, inflation levels, the ability of businesses to remain viable, consumer and business confidence, and consumer or business spending, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;
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
•the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues or emergencies, including the COVID-19 pandemic, and other catastrophic events;

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

PART I
Item 1. Business
Overview
The Company is a registered bank holding company headquartered in Fairfax, Virginia. We operate primarily through our sole subsidiary, FVCbank, (the "Bank"), a community oriented, locally-owned and managed commercial bank organized under the laws of the Commonwealth of Virginia. We serve the banking needs of commercial businesses, nonprofit organizations, professional service entities, and their respective owners and employees located in the greater Washington, D.C. and Baltimore metropolitan areas. The Company was established as the holding company for the Bank in 2015.
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
On August 31, 2021, we announced that the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years. As of December 31, 2022, our percentage ownership had decreased to 27.7%. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held to investment loan portfolio.
Market Area
We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2022, the Washington MSA had total deposits of $297.1 billion and the Baltimore MSA had total deposits of $104.6 billion, based on Federal Deposit Insurance Corporation ("FDIC") data.
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
In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four to the top ten most affluent counties, as measured by household income. As of December 31, 2020, the Washington MSA had a median household income of $106,415, which ranks as sixth highest among all MSAs nationally, and a population of 6.3 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 2.8% as of December 2022. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 16 Fortune 500 companies, including eight based in Fairfax County.
The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2020, the Baltimore MSA had a median household income of $83,811 which represented 3.3% growth over the previous year. The Baltimore MSA has an unemployment rate of 3.1% as of December 2022. With a population of 2.8 million, the top industries of the Baltimore MSA include health care, education, and professional, scientific and technical services.
Our business, financial condition, and results of operations have been profoundly affected by the pandemic, which will potentially have adverse effects on our future performance. Both globally and within the United States, the pandemic has resulted in negative impacts and a disruption to economic and commercial activity and financial markets. The local economy in which we operate began to strengthen and improve during 2021 and continued into 2022. This economic improvement resulted in lower unemployment, increased consumer confidence, and increased housing development and housing prices. However, our business opportunities may be tempered by concerns related to inflation, the cessation of pandemic-related government stimulus, and contractionary monetary policy. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in financial markets. Aside from these challenges, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.
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
Our success has been driven by our mission to help our clients, communities and employees prosper. We strive to exceed our clients' expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, our advisory board and our shareholders as many of the aforementioned are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals actively promote the Company has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.
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
Lending Products
We provide a variety of lending products to small and medium-sized businesses, including (i) commercial real estate loans; (ii) commercial construction loans; (ii) commercial loans for a variety of business purposes such as for working capital, equipment purchases, lines of credit, and government contract financing; (iii) Small Business Administration ("SBA") lending; (iv) asset based lending and accounts receivable financing; (v) home equity loans, or home equity lines of credit; and (vi) consumer loans for constructive purposes. Through our partnership with ACM, we purchase residential mortgage loans primarily originated in our market area that meet our product criteria and pricing, to help with the diversification of our loan portfolio. Although we do not generally actively originate them, we have acquired pools of other types of loans, student loans and other consumer loans, in order to diversify the loan portfolio, put capital to work before organic loan production requires it, and to increase margin. We may also purchase participations from other banks in our market. Any acquired loans must meet our standard underwriting requirements.
During 2020 and 2021, we participated in the SBA's Paycheck Protection Program ("PPP"), which provided forgivable loans to small businesses to enable them to maintain payroll, rehire employees who had been laid off, and cover applicable overhead. These loans are fully guaranteed by the SBA and provide for the full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet forgiveness criteria will enter a repayment period of either 2 or 5 years. At December 31, 2022, PPP loans totaled $2.0 million, net of fees, or 0.1% of total loans as this population continues to decline as no new originations occurred during 2022.
Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of the loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2022, owner occupied commercial real estate loans represented 11.3% of the loan portfolio. At December 31, 2022, non-owner occupied commercial real estate loans represented approximately 39.0% of the loan portfolio and multi-family residential real estate comprised 9.4% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.00. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.
Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2022, such loans represented 8.0% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.
Commercial Loans, Government Contracting. Commercial loans, excluding PPP loans, for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 13.2% of our loan portfolio at December 31, 2022. The warehouse facility provided to ACM is also included in this loan type. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.
We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, mergers and acquisition financing, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "classified" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2022, outstanding loans to government contractors represented 40.3% of our commercial and industrial segment. Total commitments to government contractors totaled $305.1 million at December 31, 2022. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.
Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. In addition, we have portfolio mortgage products that we developed for use by ACM to help diversify our total loan portfolio. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2022, HELOCs comprise 1.9% of total loans. Loans originated for residential 1-4 family trust investment purposes comprise 4.9% of total loans as of December 31, 2022. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties primarily located in our market area for yield and diversification. At December 31, 2022, consumer residential loans represented 18.5% of the loan portfolio.
Other Loans. We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.
The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate business and individual borrowers may be less able to meet their obligations to us in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.
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
Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2022, the Bank had a legal lending limit of $38.5 million. At December 31, 2022, our average funded loan size outstanding, excluding PPP loans, for commercial real estate (including commercial construction) and commercial loans was $2.2 million and $1.1 million, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.
Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.25 billion and constituted 67.8% of total loans as of December 31, 2022, and commercial loans, including loans to government contractors and the ACM warehouse lending facility, which totaled $243.2 million and constituted 13.2% of total loans as of December 31, 2022. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2022.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2022, commercial real estate loans as defined for regulatory purposes represented 405% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 57% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.
Deposit Products
We offer a wide array of deposit products for individuals, professionals, government contractors and other businesses, including interest and noninterest-bearing transaction accounts, certificates of deposit, savings, and money market accounts. We are a relationship based bank, and maintenance of significant deposit relationships is a factor in our decision to make loans and the pricing of our products.
Our sophisticated treasury management and online banking platform allows a commercial customer to view balances, initiate payments, pay bills (including positive pay), issue stop payments, reconcile accounts and set up custom alerts. Online wires, ACH (including positive authorization), remote capture, cash disbursement and cash concentration are additional payment options available to businesses. We provide customers with a sophisticated escrow management product which facilitates and simplifies management of multiple escrow balances. We also provide secure credit card processing and merchant services, with reporting tailored to customer needs. Additionally, we offer online and mobile banking products to our consumer depositors, to complement our branch network.
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
As of June 30, 2022, there were approximately $297.1 billion in total deposits shared between banking institutions located in the Washington MSA, according to the FDIC. As of the aforementioned date, our deposit market share was approximately 0.64% in the Washington MSA. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.
The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, financial technology companies and other financial institutions operating in the Washington and Baltimore MSAs and elsewhere.
Our market area is a highly competitive, highly branched, banking market. Competition in our market area for loans to small and middle-market businesses and professionals, our target market, is intense and pricing is important. Several of our competitors have substantially greater resources and lending limits than we have, and offer certain services, such as extensive and established branch networks and trust services that we do not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in the Washington, D.C. metropolitan market have access to borrowed funds at a lower cost than may be available to us. Additionally, deposit competition among institutions in the market area is strong. As a result, it is possible that we may pay above market rates to attract deposits.
Risk Management
We believe that effective risk management is of primary importance. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors and management team have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and an infrastructure capable of addressing the evolving risks we face, as well as the changing regulatory and compliance landscape. Our risk management approach employs comprehensive policies and processes to establish robust governance. We believe a disciplined and conservative underwriting approach has been the key to our strong asset quality.
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
Employees
As of December 31, 2022, we had 131 full-time employees and 4 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution's deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans and securities. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition and results of operations. The FDIC has proposed to adopt regulations that are intended to expand the ability of institutions to accept brokered deposits by, among other things, simplifying the process by which institutions and deposit brokers may obtain exemptions from the restriction or conditions on the acceptance of brokered deposits.

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
The Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA") also directed the federal banking agencies to develop a "Community Bank Leverage Ratio" ("CBLR"), calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. We adopted this simplified capital regime on January 1, 2020. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and December 31, 2022.
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
In 2016, FASB issued the current expected credit losses ("CECL") model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution would recognize a one-time cumulative effect adjustment to the allowance for credit losses. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded commitments.
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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.
Concentration and Risk Guidance. The federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have determined that we have a concentration in commercial real estate lending, and while we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with the regulatory guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

FDIC Insurance Premiums. The deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. In 2022 and 2021, the Company recorded expense of $620 thousand and $770 thousand, respectively, for FDIC insurance premiums. In October 2022, the FDIC adopted a final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. The assessment base rate may increase further as a result of the recent activity transpired in the banking industry.

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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2022, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, The Nasdaq Stock Market, LLC posted its initial rule filing with the SEC to implement this directive. The final rule will require us to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.
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
Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by rising interest rates as a result of contractionary monetary policy which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions, including as a result of events such as the COVID-19 pandemic and related disruptions, can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.
Our business is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial conditions and results of operations.
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
Inflation can have an adverse impact on our business and on our customers.

In 2022, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 from 0 - 0.25% at the beginning of the year to 4.25 – 4.50% as of December 31, 2022. Market interest rates increased in response over the course of the year. Inflation generally increases the cost of products and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of products and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

Transition away from the London Interbank Offered Rate (“LIBOR”) to another benchmark rate could adversely affect our operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on our business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Funding Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated our systems to accommodate SOFR-linked loans. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Though consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality, and food service lagging. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The continuation of the COVID-19 pandemic, or the emergence of another health emergency, could (i) reduce the demand for loans and other financial services, (ii) result in increases in loan delinquencies, problem assets, and foreclosures, (iii) cause the value of collateral for loans, especially real estate, to decline in value, (iv) reduce the availability and productivity of our employees, (v) cause our vendors and counterparties to be unable to meet existing obligations to us, (vi) negatively impact the business and operations of third-party service providers that perform critical services for our business, (vii) cause the value of our investment securities portfolio to decline, (viii) and cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. Any one of the combination of events described above could have a material, adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2022, we had nonperforming loans and loans 90 days or more past due of $4.5 million, or 0.24% of total loans, net of deferred fees. At that date, we had two loans considered troubled debt restructurings ("TDRs") totaling $830 thousand. If loans become 90 or more days past due and still accruing and move to nonaccrual loans, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for loan losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of other real estate owned ("OREO") or other collateral. Additionally, the resolution of nonperforming assets, TDRs and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities.
Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2022, 86.3% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 59.8% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 8.0% of total loans at December 31, 2022. Commercial and industrial loans, excluding PPP, comprised 13.2%, of total loans at December 31, 2022. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for loan losses may increase, the value of collateral may decline and loan demand may be reduced.
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
At December 31, 2022, 13.2% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 40.3% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $305.1 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.
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

Our allowance for credit losses may be inadequate to absorb losses inherent in the loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We may experience losses for reasons beyond our control, such as the impact of general economic conditions on customers and their businesses. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio considering historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any inherent losses in the loan portfolio, the determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, and the accuracy of our judgments depends on the outcome of future events. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (i) the geographic concentration of our loans, (ii) the concentration of higher risk loans, such as commercial real estate, and commercial and industrial loans, and (iii) the relative lack of seasoning of certain of our loans.
Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring credit losses in excess of our current allowance for credit losses, requiring us to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.
Our federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or take additional charge-offs for which we have not established adequate reserves, our results of operations and financial condition could be materially adversely affected at that time.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our organic growth over the past several years, as of December 31, 2022, approximately $1.05 billion, or 56.9%, of the loans in our loan portfolio (excluding PPP loans) were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.30 years; commercial and industrial loans—1.46 years; commercial construction loans—0.89 years; consumer residential loans—1.14 years; and consumer nonresidential loans—1.48 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2022, commercial real estate loans, as defined for regulatory purposes, represented 405% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 57% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, at December 31, 2022, we had $7.2 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.
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
Like many financial institutions we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our diverse deposit base. As of December 31, 2022, we had $1.83 billion in deposits. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation, adverse developments in general economic conditions of an individual's business, and a loss of confidence by customers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Any such loss of funds could result in lower loan originations, which could have a material adverse effect on our business, financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition.
Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they become due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a slowdown in our market, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, other sources, and our ability to maintain sufficient deposits, could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
We rely on customer deposits, including brokered deposits, and to a lesser extent on advances from the FHLB and federal funds purchased to fund our operations. Although we have historically been able to replace customer deposit withdrawals, maturing deposits, and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

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
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting rinciples ("GAAP"). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.
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
Risks Related to Our Industry

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting or reporting, including changes in them or our failure to comply with them, may adversely affect our results of operations.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We face increasing regulation and supervision of our industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.
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

The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. For example, we are required to adopt the CECL model on January 1, 2023, which will require us to calculate the allowance for credit losses on the basis of the current expected credit losses over the lifetime of our loans. The Company adopted Accounting Standards Update ("ASU") 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded commitments. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices and the main office of the Bank are located at 11325 Random Hills Road, Fairfax, Virginia, 22030. In addition to our main office, we also maintain nine additional branch offices in Arlington, Virginia; the independent city of Manassas, Virginia; Reston, Fairfax County, Virginia; Springfield, Fairfax County, Virginia; Montgomery County and Baltimore, Maryland; and Washington, D.C. We also maintain an operations center in Manassas. We lease all but one location; our branch located in Baltimore, Maryland. We also lease a loan production office in Towson, Maryland.
We are committed to being highly selective in our branching decisions, and we intend to continue to explore opportunities for establishing additional strategically located branches in the Washington and Baltimore MSAs based primarily on commercial deposit and loan potential and demographic support. We typically establish branches as necessary to provide support for established business development professionals with substantial books of business and customer relationships. We believe that upon expiration of each of our leases we will be able to extend the leases on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management's knowledge, threatened against us.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." As of March 15, 2023, there were 455 holders of record of our common stock and approximately 1,667 total beneficial shareholders.
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
On December 15, 2022, the Company announced that the Board of Directors approved a five-for-four split of the Company's common stock in the form of a 25% stock dividend for shareholders of record on January 9, 2023, payable on January 31, 2023.
Repurchases
On March 17, 2022, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,351,075 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2021, from April 1, 2022 to March 31, 2023. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions. For the year ended

December 31, 2022, 37,454 shares of our common stock were repurchased at a total cost of $730 thousand under the program. All of these shares have been cancelled and returned to the status of authorized but unissued.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2022	—	—	—	—
November 1 - November 30, 2022	—	—	—	—
December 1 - December 31, 2022	37,454	14	37,454	1,313,621
Total	37,454	14	37,454	1,313,621

Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2022 and 2021 and the results of our operations for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.
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
On October 12, 2018, we completed our acquisition of Colombo. Colombo, which was headquartered in Rockville, Maryland, merged into FVCbank effective October 12, 2018, adding five banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.
On August 31, 2021, we announced that the Bank made an investment in ACM for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years, and our investment had decreased to 27.7% as of December 31, 2022. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held to investment loan portfolio.
On December 15, 2022, the Company announced that the Board of Directors approved a five-for-four split of the Company's common stock in the form of a 25% stock dividend for shareholders of record on January 9, 2023, payable on January 31, 2023. Earnings per share and all other per share information reflected herein have been adjusted for the five-for-four split of the Company's common stock for comparative purposes.
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
Allowance for Loan Losses
We maintain the allowance for loan losses at a level that represents management's best estimate of known and inherent losses in our loan portfolio. We were not required to implement the provisions of the CECL until January 1, 2023, and are were accounting for the allowance for loan losses under an incurred loss model as of December 31, 2022. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters and health related events, such as the COVID-19 pandemic and associated efforts to restrict the spread of the disease, may impact our assessment of possible credit losses. As a part of our analysis, we use comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.
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
Our peer group is defined by selecting commercial banking institutions of similar size within Virginia, Maryland and the District of Columbia. This is known as our custom peer group. The commercial banking institutions comprising the custom peer group can change based on certain factors including but not limited to the characteristics, size, and geographic footprint of the institution. We have identified 16 banks for our custom peer group which are within $1 billion to $3 billion in total assets, the majority of whom are geographically concentrated in the Washington, D.C. metropolitan area in which we operate, as this area has experienced more stable economic conditions than many other areas of the country. These baseline peer group loss rates are then adjusted based on an analysis of our loan portfolio characteristics, trends, economic considerations and other conditions that should be considered in assessing our credit risk. Our peer loss rates are updated on a quarterly basis.
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
LIBOR and Other Benchmark Rates

We have certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to LIBOR. The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates ("IBOR") and other benchmark rates and to implement financial benchmark reforms more generally. There continues to be uncertainty regarding the use of alternative reference rates ("ARRs"), which may cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected.
To facilitate an orderly transition from IBORs and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. To mitigate the risks associated with the expected discontinuation of LIBOR, we have ceased originating LIBOR-linked loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the International Swaps and Derivatives Association 2020 Fallbacks Protocol for interest rate swap agreements, and have updated our systems to accommodate loans linked to SOFR. In accordance with regulatory guidance, we ceased entering into new LIBOR transactions at the end of 2021 and have selected SOFR, as the rate that best represents an alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.

Financial Overview
For the years ended December 31, 2022 and 2021, we expanded our market area through continued organic growth, capitalizing on new customer relationships we obtained through centers of influence and portfolio cultivation.
•Total assets increased to $2.34 billion compared to $2.20 billion at December 31, 2022 and 2021, respectively, an increase of $141.4 million, or 6%. The increase in total assets is primarily attributable to our record loan growth during 2022.
•Total loans, net of deferred fees, increased $336.6 million, or 22%, from December 31, 2021 to December 31, 2022. Excluding PPP loans, which decreased $26.2 million as a result of loan forgiveness, net loan growth was $362.8 million for the year ended December 31, 2022. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets being 0.19% at December 31, 2022, compared to 0.16% at December 31, 2021.
•Total deposits decreased $53.6 million, or 3%, from December 31, 2021 to December 31, 2022. Brokered time deposits increased $213.0 million, which offset the year-over-year declines in all other categories of deposits.
•Net income was $25.0 million for the year ended December 31, 2022 compared to $21.9 million for 2021. Our 2022 and 2021 results were impacted by merger-related expenses totaling $125 thousand and $1.4 million, respectively, which were associated with our previously announced proposed merger with Blue Ridge Bankshares, Inc. ("Blue Ridge"), which was mutually terminated by us and Blue Ridge on January 20, 2022. Our 2021 results were also impacted by one-time accelerated debt issuance costs of $380 thousand associated with the redemption of our 2016 subordinated debt issuance during the third quarter of 2021 and a gain on the sale of OREO of $236 thousand during the fourth quarter of 2021. Excluding the merger-related expenses, accelerated debt issuance costs and gain on OREO, we would have recorded net income of $25.1 million and $23.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. For a reconciliation of this non-GAAP information which excludes the effect of merger-related expenses, accelerated debt issuance costs, and the gain on sale of OREO, please refer to the table below.
•Net interest income increased $7.3 million, or 13%, to $65.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. While loan growth resulted in interest income increasing $12.3 million, despite the $4.8 million reduction in PPP interest and fees, it was partially offset by the $5.0 million increase in interest expense. Excluding PPP interest and fees, net interest income increased $17.1 million or 27% for the current year compared to the prior year. The net interest margin for 2022 was 3.19% compared to 3.09% for 2021.
•The provision for loan losses for 2022 totaled $2.6 million compared to a reversal of provision totaling $500 thousand in 2021. The provision for loan losses for 2022 was a reflection of the growth in the loan portfolio. The credit to the provision for loan losses for the prior year was a reflection of improved credit quality in the loan portfolio during 2021 as economic activity improved due to the resumption of business activity previously stalled by the COVID-19 pandemic.
•Noninterest income for 2022 decreased to $2.8 million compared to $4.3 million for 2021. This decrease was primarily driven by the loss recorded for our portion of membership interest in ACM of $659 thousand compared to income of $1.5 million for the year ended December 31, 2021.
•Noninterest expense was $34.5 million for each of the years ended December 31, 2022 and 2021. When excluding the aforementioned merger-related expenses, noninterest expense for the years ended December 31, 2022 and 2021 was $34.3 million and $33.1 million, respectively, an increase of $1.2 million, or 4%.

Reconciliation of Net Income (GAAP) to Operating Earnings (Non-GAAP)
Years Ended December 31, 2022 and 2021
(Dollars in thousands, except per share data)

	2022	2021
Net income (as reported)	$24,984	$21,933
Add: merger and acquisition expense	125	1,445
Add: Accelerated debt issuance costs	—	380
Subtract: Gains on sales of other real estate owned	—	(236)
Subtract: provision for income taxes associated with impairment and merger and acquisition expense	(28)	(358)
Non-GAAP Operating Earnings, excluding above items	$25,081	$23,164
Earnings per share - basic (GAAP net income)	$1.43	$1.29
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.01	$0.07
Earnings per share - basic (non-GAAP operating earnings)	$1.44	$1.36
Earnings per share - diluted (GAAP net income)	$1.35	$1.20
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.01	$0.07
Earnings per share - diluted (non-GAAP operating earnings)	$1.36	$1.27
Return on average assets (GAAP net income)	1.18%	1.11%
Non-GAAP expenses including provision for income taxes	—%	0.06%
Return on average assets (non‑GAAP operating earnings)	1.18%	1.17%
Return on average equity (GAAP net income)	12.34%	10.92%
Non-GAAP expenses including provision for income taxes	0.05%	0.61%
Return on average equity (non‑GAAP operating earnings)	12.39%	11.53%

Below shows selected financial data for the periods ended December 31, 2022 and 2021.
Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
Income Statement Data:	2022	2021

Interest income	$80,682	$68,428
Interest expense	15,438	10,481
Net interest income	65,244	57,947
Provision for (reversal of) loan losses	2,629	(500)
Net interest income after provision for (reversal of) loan losses	62,615	58,447
Non‑interest income	2,834	4,302
Non‑interest expense	34,460	34,540
Net income before income taxes	30,989	28,209
Provision for income taxes	6,005	6,276
Net income	$24,984	$21,933
Balance Sheet Data:
Total assets	$2,344,322	$2,202,924
Loans receivable, net of fees	1,840,434	1,503,849
Allowance for loan losses	(16,040)	(13,829)
Total investment securities	278,333	358,038
Total deposits	1,830,162	1,883,769
Other borrowed funds	284,565	44,510
Total shareholders' equity	202,382	209,796
Common shares outstanding	17,476	13,727
Per Common Share Data(1):
Basic net income	$1.43	$1.29
Fully diluted net income	1.35	1.20
Book value	11.58	12.23
Tangible book value(2)	11.14	11.76
Performance Ratios:
Return on average assets	1.18%	1.11%
Return on average equity	12.34	10.92
Net interest margin(3)	3.19	3.09
Efficiency ratio(4)	50.62	55.49
Non‑interest income to average assets	0.13	0.22
Non‑interest expense to average assets	1.62	1.75
Loans receivable, net of fees to total deposits	100.56	79.83
Asset Quality Ratios:
Net charge‑offs (recoveries) to average loans receivable, net of fees	0.03%	0.04%
Nonperforming loans to loans receivable, net of fees	0.24	0.23
Nonperforming assets to total assets	0.19	0.16
Allowance for loan losses to nonperforming loans	357.00	394.21
Allowance for loan losses to loans receivable, net of fees	0.87	0.92
Capital Ratios (Bank Only):
Tier 1 risk‑based capital	13.28%	13.54%
Total risk‑based capital	12.45	12.72
Common Equity Tier 1 capital	12.45	12.72
Leverage capital ratio	10.75	10.55
Other:
Average shareholders' equity to average total assets	9.53%	10.15%
Average loans receivable, net of fees to average total deposits	86.77	86.80
Average common shares outstanding (1):
Basic	17,431	17,062
Diluted	18,484	18,227

_________________________
(1)Amounts for all periods reflect the effect of a 5-for-4 stock split declared on December 15, 2022.
(2)Tangible book value is calculated as total stockholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.
(3)Net interest margin is calculated as net interest income divided by total average earning assets.
(4)Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

	Years Ended December 31,
Non‑GAAP Reconciliation
(Dollars in thousands, except per share data)	2022	2021
Total stockholders' equity	$202,382	$209,796
Less: goodwill and intangibles, net	(7,790)	(8,052)
Tangible Common Equity	$194,592	$201,744
Book value per common share	$11.58	$12.23
Less: intangible book value per common share	(0.44)	(0.47)
Tangible book value per common share	$11.14	$11.76
Results of Operations—Years Ended December 31, 2022 and December 31, 2021
Overview
We recorded record net income of $25.0 million, or $1.35 per diluted common share, for the year ended December 31, 2022, compared to net income of $21.9 million, or $1.20 per diluted common share for the year ended December 31, 2021. Our 2022 results were impacted by merger-related expenses totaling $125 thousand. Our 2021 results were impacted by merger-related expenses totaling $1.4 million. We also recorded one-time accelerated debt issuance costs of $380 thousand associated with our redemption of our 2016 subordinated debt issuance during the third quarter of 2021 and a gain on the sale of OREO of $236 thousand. Excluding the merger-related expenses, accelerated debt issuance costs and gain on OREO and their related tax effects, we would have recorded net income of $25.1 million, or $1.36 per diluted common share, for the year ended December 31, 2022, and $23.2 million, or $1.27 per diluted common share, for the year ended December 31, 2021. See above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).
Net interest income increased $7.3 million to $65.2 million for the year ended December 31, 2022, compared to $57.9 million for the year ended December 31, 2021. For the year ended December 31, 2022, we recorded a provision for loan losses of $2.6 million due to continued loan growth compared to a reversal of $500 thousand during 2021 which was primarily driven by the improvement of economic conditions subsequent to the COVID-19 pandemic. Noninterest income for the year ended December 31, 2022 was $2.8 million, compared to $4.3 million for 2021, a decrease of $1.5 million, which was primarily driven by the loss recorded from our membership interest in ACM of $659 thousand for the year ended December 31, 2022, compared to income from our membership interest in ACM of $1.5 million for the year ended December 31, 2021.
Noninterest expense was $34.5 million for each of the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, noninterest expense included merger-related expenses totaling $125 thousand and $1.4 million, respectively, associated with the Company's proposed merger with Blue Ridge. When excluding merger-related expenses, noninterest expense for the years ended December 31, 2022 and 2021 was $34.3 million and $33.1 million, respectively, an increase of $1.2 million, or 4%, which was primarily a result of increases in salaries and benefits expenses, offset by a year-over-year decrease in professional fees of $279 thousand, which were attributable to the Company's membership interest purchase in ACM during 2021.
The return on average assets for the years ended December 31, 2022 and 2021 was 1.18% and 1.11%, respectively. The return on average equity for the years ended December 31, 2022 and 2021 was 12.34% and 10.92%, respectively. The return on average assets for the years ended December 31, 2022 and 2021 based on operating earnings (a non-GAAP metric) was 1.18% and 1.17%, respectively. The return on average equity for the years ended December 31, 2022 and 2021 based on operating earnings (a non-GAAP metric) was 12.39% and 11.53%, respectively. See the above table for a reconciliation of GAAP net income to operating earnings (non-GAAP).
Net Interest Income/Margin
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022 and 2021.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans(1):
Commercial real estate	$978,983	$42,646	4.36%	$832,138	$35,104	4.22%
Commercial and industrial	199,957	10,317	5.16%	135,017	6,127	4.54%
Paycheck protection program	9,112	592	6.50%	105,980	5,410	5.11%
Commercial construction	165,088	8,762	5.31%	209,957	9,790	4.66%
Consumer residential	255,794	10,602	4.14%	169,168	6,685	3.95%
Consumer nonresidential	9,143	705	7.71%	11,569	858	7.41%
Total loans(1)	1,618,077	73,624	4.55%	1,463,829	63,974	4.37%

Investment securities(2)	344,725	5,974	1.73%	204,952	3,878	1.89%
Restricted stock	7,339	408	5.56%	6,269	328	5.24%
Deposits at other financial institutions	74,477	685	0.92%	197,987	260	0.13%
Total interest‑earning assets and interest income	2,044,618	80,691	3.95%	1,873,037	68,440	3.65%
Noninterest‑earning assets:
Cash and due from banks	873			18,556
Premises and equipment, net	1,410			1,578
Accrued interest and other assets	92,761			99,562
Allowance for loan losses	(14,596)			(14,513)
Total assets	$2,125,066			$1,978,220
Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$724,881	$5,966	0.82%	$587,151	$3,224	0.55%
Savings and money markets	315,653	2,662	0.84%	303,317	1,421	0.47%
Time deposits	203,719	2,908	1.43%	230,668	2,783	1.21%
Wholesale deposits	61,478	932	1.52%	37,657	173	0.46%
Total interest ‑ bearing deposits	1,305,731	12,468	0.95%	1,158,793	7,601	0.66%
Other borrowed funds	89,834	2,970	3.31%	62,878	2,880	4.58%
Total interest‑bearing liabilities and interest expense	1,395,565	15,438	1.11%	1,221,671	10,481	0.86%
Noninterest‑bearing liabilities:
Demand deposits	501,962			527,675
Other liabilities	25,059			27,988
Common stockholders' equity	202,480			200,886
Total liabilities and stockholders' equity	$2,125,066			$1,978,220
Net interest income and net interest margin		$65,253	3.19%		$57,959	3.09%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2022 and 2021.
The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities.
Rate and Volume Analysis
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

	2022 Compared to 2021
	Average Volume(3)	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$6,195	$1,347	$7,542
Commercial and industrial	2,947	1,243	4,190
Paycheck protection program	(4,944)	126	(4,818)
Commercial construction	(2,092)	1,064	(1,028)
Consumer residential	3,423	494	3,917
Consumer nonresidential	(180)	27	(153)
Total loans(1)	5,349	4,301	9,650

Investment securities(2)	2,645	(549)	2,096
Restricted stock	56	24	80
Deposits at other financial institutions	(162)	587	425

Total interest income	7,888	4,363	12,251

Interest expense:

Interest - bearing deposits:
Interest checking	756	1,986	2,742
Savings and money markets	58	1,183	1,241
Time deposits	(325)	450	125
Wholesale deposits	109	650	759
Total interest - bearing deposits	598	4,269	4,867

Other borrowed funds	1,235	(1,145)	90
Total interest expense	1,833	3,124	4,957

Net interest income	$6,055	$1,239	$7,294
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 21% for 2022 and 2021.

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
Supplemental Financial Data and Reconciliations to GAAP Financial Measures
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
GAAP Financial Measurements:
Interest income:
Loans	$73,624	$63,974
Deposits at other financial institutions	685	260
Investment securities available‑for‑sale	5,959	3,860
Investment securities held‑to‑maturity	6	6
Restricted stock	408	328
Total interest income	80,682	68,428
Interest expense:
Interest‑bearing deposits	12,468	7,601
Other borrowed funds	2,970	2,880
Total interest expense	15,438	10,481
Net interest income	$65,244	$57,947
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	9	12
Total tax benefit on interest income	$9	$12
Tax equivalent net interest income	$65,253	$57,959
Net interest margin on a tax-equivalent basis	3.19%	3.09%
Net interest income for the year ended December 31, 2022 was $65.3 million on a fully taxable-equivalent basis, compared to $58.0 million for the year ended December 31, 2021, an increase of $7.3 million, or 13%. The increase in net interest income was primarily a result of an increase in interest earned on earning assets that exceeded the increase in costs of interest-bearing liabilities. We have been disciplined in our approach to rising interest rates as the Federal Open Market Committee of the Federal Reserve has enacted a contractionary monetary policy, increasing its targeted fed funds rate 425 basis points during 2022 to combat inflation.
Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2022 and 2021 was 3.19% and 3.09%, respectively. The increase in our net interest margin was primarily a result of the increased rate environment during 2022, as our variable rate loan portfolio repriced and we funded loans at higher interest rates, which increased yields on interest-earning assets. The yield on interest-earning assets increased 30 basis points to 3.95% for the year ended December 31, 2022, compared to 3.65% for the same period of 2021, a result of the increased rate environment during 2022. Offsetting the increase in yields on earning assets was a 25 basis point increase in the cost of interest-bearing liabilities, which reflects the increases in funding costs during 2022.
Average interest-earning assets increased by 9% to $2.04 billion at December 31, 2022 compared to $1.87 billion at December 31, 2021, which resulted in an increase in total interest income on a tax equivalent basis of $12.3 million, to $80.7 million for the year ended December 31, 2022 compared to $68.4 million for the year ended December 31, 2021. Both average volume and rate significantly impacted interest income during 2022, with volume contributing an additional

$7.9 million in interest income and rate contributing an additional $4.4 million in interest income when compared to the prior year.
Average loans receivable increased $154.2 million to $1.62 billion for the year ended December 31, 2022, compared to $1.46 billion for the year ended December 31, 2021. The yield on average loans increased 18 basis points to 4.55% for the year ended December 31, 2022. The increase in average volume of loans receivable contributed $5.3 million to interest income while the increase in average rate of loans receivable contributed $4.3 million to interest income. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2022 and 2021.
Average investment securities increased $139.8 million to $344.7 million for the year ended December 31, 2022, compared to $205.0 million for the year ended December 31, 2021. The significant increase in average investment securities was primarily a result of the increase in liquidity at the Bank as a result of PPP loan forgiveness and payoffs, along with increases in deposit activity that was in excess of loan originations during 2021. This liquidity was invested in fixed income securities which increased interest income by $2.1 million on a tax equivalent basis for the year ended December 31, 2022. The yield on average investment securities decreased 16 basis points to 1.73% for the year ended December 31, 2022, primarily as a result of purchasing securities at lower interest rates relative to the average yield of the securities portfolio.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, decreased $123.5 million to $74.5 million for the year ended December 31, 2022, compared to $198.0 million for the year ended December 31, 2021. The significant decrease in average interest-earning deposits at other financial institutions was primarily a result of our deployment of excess liquidity during 2022 to fund loan growth. The yield on average interest-earning deposits increased 79 basis points to 0.92% for the year ended December 31, 2022.
Total average interest-bearing deposits increased $146.9 million to $1.31 billion at December 31, 2022 compared to $1.16 billion at December 31, 2021. Average noninterest-bearing deposits decreased $25.7 million, or 5%, to $502.0 million at December 31, 2022, compared to $527.7 million at December 31, 2021. The largest increase in average interest-bearing deposit balances was in our interest checking accounts, which increased $137.7 million compared to 2021. Average time deposits decreased $26.9 million to $203.7 million as of December 31, 2022 compared to $230.7 million at December 31, 2021, as customers continue to prefer short-term deposit options for liquidity purposes. Average wholesale deposits increased $23.8 million to $61.5 million as of December 31, 2022 compared to $37.7 million as of December 31, 2021, to assist in funding our record loan growth during 2022.
The cost of other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased 127 basis points to 3.31% for the year ended December 31, 2022, from 4.58% for the same period in 2021, a result of a reduction in subordinated debt outstanding during 2022 and the recognition of accelerated debt issuance costs of $380 thousand recorded during 2021.
Provision Expense and Allowance for Loan Losses
Our policy is to maintain the allowance for loan losses at a level that represents our best estimate of inherent losses in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual credit losses, historical trends and specific conditions of individual borrowers. We were not required to implement the provisions of CECL until January 1, 2023, and were accounting for the allowance for losses under the incurred loss model.

The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded commitments.
We recorded a provision for loan losses of $2.6 million for the year ended December 31, 2022 compared to a release of provision of $500 thousand for the year ended December 31, 2021. The allowance for loan losses at December 31, 2022 was $16.0 million compared to $13.8 million at December 31, 2021. Our allowance for loan loss ratio as a percent of total loans, net of deferred fees and costs, for December 31, 2022 and 2021 was 0.87% and 0.92%, respectively. The increase in the allowance for loan losses for the year ended December 31, 2022 was primarily related to supporting the growth recorded in the our loan portfolio during the year.
The Company continues to maintain its disciplined credit guidelines adding support during the current rising rate environment. The Company proactively monitors the impact of rising interest rates on its adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics remained strong for 2022 with specific reserves on the loan portfolio totaling $86 thousand. Net charge-offs for the year ended December 31, 2022 were $418 thousand compared to $629 thousand for the year ended December 31, 2021, consistent with our track record of low historical charge-offs. The allowance coverage to nonperforming loans decreased to 357% at December 31, 2022, compared to 394% for the year ended December 31, 2021. See "Asset Quality" section below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for non-interest income for the years ended December 31, 2022 and 2021.
Non-Interest Income
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

			Change from Prior Year
	2022	2021	Amount	Percent
Service charges on deposit accounts	$954	$1,028	$(74)	(7.2)%
Fees on loans	232	110	122	110.9%
BOLI income	1,200	994	206	20.7%
(Loss) income from minority membership interest	(33)	1,464	(1,497)	(102.3)%
Other fee income	481	706	(225)	(31.9)%
Total non‑interest income	$2,834	$4,302	$(1,468)	(34.1)%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results.
Noninterest income for the years ended December 31, 2022 and 2021 was $2.8 million and $4.3 million, respectively, a decrease of $1.5 million, which was primarily driven by the loss recorded from our membership interest in ACM of $659 thousand for the year ended December 31, 2022, compared to income from ACM of $1.5 million for the year ended December 31, 2021.
During the last several months of 2022, ACM made strategic investments through hiring top tier mortgage originators and additional support infrastructure, including new branches, to position itself for the current and future mortgage environment. This investment, which has significantly increased ACM's overhead expenses ahead of future earnings, coupled with historically low origination volumes and tighter margins, have caused short-term losses that were not previously forecasted or budgeted. However, ACM has significant cash reserves to draw from and it is expected that these strategic investments will buoy ACM as a top mortgage originator in our region within the next several years. We continue to benefit from synergies created by our ACM investment, including warehouse line activity, loan purchases and customer referrals.
Fee income from service charges on deposits and other fee income was $1.4 million for the year ended December 31, 2022 as compared $1.7 million for the same period of 2021. The decrease in other fee income is a result of decreases in both insurance commission income of $88 thousand and rental income on OREO of $120 thousand, during 2022 when compared to 2021. There were no loan swap fees for the years ended December 31, 2022 and December 31, 2021. Income from BOLI increased 21% to $1.2 million for the year ended December 31, 2022 as compared to $994 thousand for the year ended December 31, 2021 as we purchased $15 million in BOLI during the second quarter of 2022.

Noninterest Expense
The following table reflects the components of non-interest expense for the years ended December 31, 2022 and 2021.
Non-Interest Expense
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

			Change from Prior Year
	2022	2021	Amount	Percent
Salaries and employee benefits	$20,316	$18,980	$1,336	7.0%
Occupancy and equipment expense	3,252	3,290	(38)	(1.2)%
Data processing and network administration	2,303	2,203	100	4.5%
State franchise taxes	2,036	1,983	53	2.7%
Audit, legal and consulting fees	1,210	1,489	(279)	(18.7)%
Merger and acquisition expense	125	1,445	(1,320)	(91.3)%
Loan related expenses	555	1,247	(692)	(55.5)%
FDIC insurance	620	770	(150)	(19.5)%
Marketing, business development and advertising	483	220	263	119.5%
Director fees	668	651	17	2.6%
Postage, courier and telephone	181	190	(9)	(4.7)%
Internet banking	645	542	103	19.0%
Dues, memberships & publications	194	174	20	11.5%
Bank insurance	453	411	42	10.2%
Printing and supplies	147	104	43	41.3%
Bank charges	90	118	(28)	(23.7)%
State assessments	161	167	(6)	(3.6)%
Core deposit intangible amortization	262	305	(43)	(14.1)%
Gain on sale of other real estate owned	—	(236)	236	(100.0)%
Tax credit amortization	126	—	126	100.0%
Other operating expenses	633	487	146	30.0%
Total non‑interest expense	$34,460	$34,540	$(80)	(0.2)%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $34.5 million for each of the years ended December 31, 2022 and December 31, 2021.
Salaries and benefits expense increased $1.3 million to $20.3 million for the year ended December 31, 2022 compared to $19.0 million for the same period in 2021, which was primarily related to business development staff expansion in addition to market rate adjustments to employee compensation during 2022. Merger-related expenses associated with our proposed merger with Blue Ridge totaled $125 thousand and $1.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. Audit, legal and consulting fees decreased $279 thousand to $1.2 million for the year ended December 31, 2022 as compared to the same period of 2021, primarily as a result of expenses incurred in 2021 for our membership interest purchase of ACM in 2021. Loan related expenses decreased $692 thousand to $555 thousand for the year ended December 31, 2022 compared to the prior year, as loan workout expense decreased during 2022.
During 2021, we sold our OREO property which resulted in a gain of $236 thousand. No such gain or loss was recorded during 2022.

Income Taxes
We recorded a provision for income tax expense of $6.0 million for the year ended December 31, 2022, a decrease of $276 thousand compared to $6.3 million for the year ended December 31, 2021. Our effective tax rate for December 31, 2022 was 19.4%, compared to 22.2% for 2021. Our effective tax rates for 2022 and 2021 are less than our combined federal and state statutory rate of 22.5% because of discrete tax benefits recorded as a result of nonqualified option exercises during the aforementioned periods.
Discussion and Analysis of Financial Condition
Overview
At December 31, 2022, total assets were $2.34 billion, an increase of 6%, or $141.4 million, from $2.20 billion at December 31, 2021. Total loans receivable, net of deferred fees and costs, increased 22%, or $336.6 million, to $1.84 billion at December 31, 2022, from $1.50 billion at December 31, 2021. Total investment securities decreased by $79.7 million, or 22%, to $278.3 million at December 31, 2022, from $358.0 million at December 31, 2021. Total deposits decreased 3%, or $53.6 million, to $1.83 billion at December 31, 2022, from $1.88 billion at December 31, 2021. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. For December 31, 2022 and 2021, we had $30.0 million and $0 federal funds purchased, respectively. The Bank had FHLB advances outstanding of $235.0 million and $25.0 million for the years ended December 31, 2022 and 2021. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million and $19.5 million at December 31, 2022 and 2021, respectively.
We review our balance sheet and interest rate sensitivity on an ongoing basis as part of our asset/liability risk management process. During February 2023, with the expectation that short-term interest rates would continue to increase during 2023, we modeled various scenarios to improve balance sheet efficiency, reduce our cost of funds, improve margin and our capital ratios. As a result, we executed a de-lever strategy through the sale of a portion of U.S. government agency low-yielding mortgage-backed investment securities available-for-sale at a one-time loss. The proceeds of this strategy were used to paydown high cost short-term FHLB advances and assist in the funding of higher yielding newly originated commercial loans. During late February, we sold $40.3 million in investment securities available-for-sale, or 12% of the portfolio, for an after-tax loss of $3.6 million, which will be recorded in our March 31, 2023 quarterly results. This transaction was neutral to shareholders’ equity and tangible book value, as the loss recorded was already reflected in our accumulated other comprehensive loss. Tangible common equity to total assets is expected to improve approximately 7 basis points as a result of the reduction in total assets. From an earnings perspective, the balance sheet re-positioning is expected to be accretive to net interest income, net interest margin and return on average assets in future periods. Our model results indicate that net interest margin is expected to improve 9 basis points as a result of this de-leverage strategy.
Additionally, during the first quarter, we fixed $150 million of our wholesale funding through the execution of pay-fixed/receive-floating interest rate swaps. The interest rate swaps have a weighted average rate of 3.50%, have a maturity of five years, and are designated against a mix of FHLB advances and brokered certificates of deposits. Classified as cash flow hedges, the market value fluctuations will not impact future earnings, but will impact accumulated other comprehensive income.
Loans Receivable, Net
Total loans receivable, net of deferred fees and costs, were $1.84 billion at December 31, 2022, an increase of $336.6 million, or 22%, compared to $1.50 billion at December 31, 2021. Excluding PPP loans, which decreased $26.2 million as a result of loan forgiveness, net loan growth was $362.8 million for the year ended December 31, 2022. Loans outstanding under our warehouse facility with ACM totaled $42.7 million at December 31, 2022, a decrease of $29.3 million, or 41%, from $72 million at December 31, 2021, which is consistent with the slowdown of residential mortgage loan demand in our market.
PPP loans, net of deferred fees and costs, totaled $2.0 million at December 31, 2022, a decrease from $28.1 million at December 31, 2021. Net deferred fees associated with PPP loans totaled $37 thousand at December 31, 2022.
Commercial real estate loans totaled $1.10 billion at December 31, 2021, or 60% of total loan receivable, compared to $906.1 million at December 31, 2021, an increase of $194.1 million, or 21%. Owner-occupied commercial real estate loans were $206.8 million at December 31, 2022 compared to $191.8 million at December 31, 2021. Nonowner-occupied commercial real estate loans were $893.2 million at December 31, 2022 compared to $714.3 million at December 31, 2021. Commercial construction loans totaled $147.9 million at December 31, 2022, or 8% of total loans receivable. Of the $147.9 million in construction loans, $43.8 million are collateralized by land, and lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio) totaled $6.4 million at December 31, 2022. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
Commercial and industrial loans, excluding PPP loans, increased $69.2 million to $243.2 million at December 31, 2022, from $174.1 million at December 31, 2021. Consumer residential loans increased $139.0 million to $339.6 million at December 31, 2022, from $200.6 million at December 31, 2021. The increase in residential loans was primarily a result of purchasing ACM originated mortgages, which were portfolio product offered by the Bank and which met our underwriting criteria.
The following table sets forth the repricing characteristics and sensitivity to interest rate changes of our loan portfolio at December 31, 2022.
Loan Maturities and Interest Rate Sensitivity
At December 31, 2022
(Dollars in thousands)

	One Year or Less	Between One and Five Years	Between Five and Fifteen Years	After Fifteen Years	Total
Commercial real estate	$55,428	$522,217	$519,116	$3,500	$1,100,261
Commercial and industrial	41,670	120,783	26,815	53,964	243,232
Paycheck protection program	—	1,988	—	—	1,988
Commercial construction	68,003	64,615	15,321	—	147,939
Consumer residential	25,920	56,536	71,659	185,476	339,591
Consumer nonresidential	3,581	2,162	858	1,084	7,685
Total loans receivable	$194,602	$768,301	$633,769	$244,024	$1,840,696
Fixed—rate loans	$99,530	$517,069	$379,594	$150,321	$1,146,514
Floating—rate loans	95,072	251,232	254,175	93,703	694,182
Total loans receivable	$194,602	$768,301	$633,769	$244,024	$1,840,696
________________________
*Payments due by period are based on the repricing characteristics and not contractual maturities.
Asset Quality
Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO at December 31, 2022 were $4.5 million compared to $3.5 million at December 31, 2021. Our ratio of nonperforming assets to total assets was 0.19% at December 31, 2022 compared to 0.16% at December 31, 2021. TDRs, as of December 31, 2022 and 2021, totaled $830 thousand and $92 thousand, respectively.
Nonperforming loans, which are primarily commercial real estate and commercial and industrial loans, increased $1.0 million during 2022 as compared to 2021. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, and not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $86 thousand and $186 thousand at December 31, 2022 and 2021, respectively. Because these loans are individually evaluated for impairment, no general reserve was assessed for valuation purposes.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes, larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2022, we had $10.4 million in loans identified as special mention within the originated loan portfolio, an increase from $3.0 million as of December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management's close attention; however, the borrower continues to pay in accordance with their contract. These loans do not have a specific reserve and are considered well-secured.
At December 31, 2022, we had $4.1 million in loans identified as substandard within the originated loan portfolio, a decrease from $19.0 million as of December 31, 2021 due to a combination of loan payoffs and risk rating improvements during the current year. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At December 31, 2022, specific reserves on originated and acquired loans totaling $86 thousand, have been allocated within the allowance for loan losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs of 0.03% and 0.04% for the years ended December 31, 2022 and 2021, respectively. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Nonperforming assets:
Nonaccrual loans	$3,150	$3,485
Loans contractually past‑due 90 days or more	1,343	23
Total nonperforming loans (NPLs)	$4,493	$3,508
Other real estate owned (OREO)	—	—
Total nonperforming assets (NPAs)	$4,493	$3,508
Performing troubled debt restructurings (TDRs)	$830	$92
NPLs/Total Assets	0.19%	0.16%
NPAs/Total Assets	0.19%	0.16%
NPAs and TDRs/Total Assets	0.23%	0.16%
Allowance for loan losses/NPLs	357.00%	394.21%
At December 31, 2022 and 2021, there were no performing loans considered a potential problem loan. Potential problem loans are defined as loans that are not included in the 90 day past due, nonaccrual or adversely classified or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our loan loss allowance methodology incorporates increased reserve factors for certain loans that are adversely rated but not impaired as compared to the general portfolio.
We have evaluated our exposure to credit risks directly related to the COVID-19 pandemic. During 2020, as a result of the COVID-19 pandemic, we implemented loan payment deferral programs to allow customers who were required to close or reduce business operations to defer loan principal and interest payments primarily for 90 days. During the first and second quarters of 2020, we modified 277 loans for a total outstanding principal balance of $360.2 million, or 24% of the total loan portfolio. As of December 31, 2022, there were no remaining loans on payment deferral related to the pandemic.

At December 31, 2022 and December 31, 2021, we had no OREO.
While our loan growth has continued to be strong, unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs and provision for loan losses. Deterioration in real estate values, employment data and household incomes may also result in higher loan losses for us. Also, in the ordinary course of business, we may also be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. At December 31, 2022, our commercial real estate portfolio, net of fees (including construction lending) was 68% of our total loan portfolio. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.
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
Allowance for Loan Losses
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

	2022		2021
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$(453)	(0.03)%
Commercial and industrial	(396)	(0.02)%	(117)	(0.01)%
Consumer residential	1	—%	35	—%
Consumer nonresidential	(23)	—%	(94)	(0.01)%
Total	$(418)	(0.03)%	$(629)	(0.04)%
Average loans outstanding during the period	$1,618,077		$1,463,829
Allowance for loan losses to loans receivable, net of fees	0.87%		0.92%
Allowance for loan losses to loans receivable, net of fees, excluding PPP	0.87%		0.94%

Allocation of the Allowance for Loan Losses
At December 31, 2022 and 2021
(Dollars in thousands)

	2022		2021
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,777	59.77%	$8,995	60.11%
Commercial and industrial	2,623	13.21%	1,827	11.55%
Paycheck protection program	—	0.11%	—	1.90%
Commercial construction	1,499	8.04%	2,009	12.45%
Consumer residential	1,044	18.45%	781	13.31%
Consumer nonresidential	97	0.42%	217	0.68%
Total allowance for loan losses	$16,040	100.00%	$13,829	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity were $264 thousand at each of December 31, 2022 and 2021, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. Our investment securities portfolio was $278.3 million at December 31, 2022 compared to $358.0 million at December 31, 2021. Investment securities decreased $79.7 million during the year ended December 31, 2022, primarily as a result of principal paydowns of $37.1 million and a $49.0 million decrease in the market value of the available-for-sale portfolio during 2022. The decrease in market value is due to the current increasing rate environment and not a result of any credit deterioration of the portfolio. These purchases were primarily funded through our increase in deposits and PPP loan forgiveness to deploy excess liquidity and optimize net interest margin.
As of December 31, 2022 and 2021, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities that carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Investment securities that were pledged to secure public deposits totaled $108.7 million and $85.6 million at December 31, 2022 and December 31, 2021, respectively.
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
No other-than-temporary impairment has been recognized for the securities in our investment portfolio as of December 31, 2022 and December 31, 2021.
We hold restricted investments in equities of the FRB and FHLB. At December 31, 2022, we owned $11.1 million in FHLB stock and $4.4 million in FRB stock. At December 31, 2021, we owned $1.8 million in FHLB stock and $4.4 million in FRB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at December 31, 2022 and 2021.
Investment Securities by Stated Maturity
At December 31, 2022 and 2021
(Dollars in thousands)

	2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	6.02%	4.09%	—	4.27%
Mortgaged‑backed securities	—	2.09%	2.48%	1.57%	1.62%
Total available‑for‑sale securities	—	3.73%	2.84%	1.57%	1.79%
Total investment securities	—	3.65%	2.51%	1.57%	1.79%

	2021
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	—	2.32%	—	2.32%
Total held‑to‑maturity securities	—	—	2.32%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.45%
Corporate bonds	—	3.98%	4.15%	—	4.12%
Mortgaged‑backed securities	—	—	2.21%	1.53%	1.57%
Total available‑for‑sale securities	—	3.27%	2.51%	1.53%	1.68%
Total investment securities	—	3.27%	2.51%	1.53%	1.68%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2022 and 2021:

	Average Balance
(Dollars in thousands)	2022		2021
Noninterest-bearing demand	$501,962	27.77%	$527,675	31.29%
Interest-bearing deposits
Interest checking	724,881	40.10%	587,151	34.82%
Savings and money markets	315,653	17.46%	303,317	17.99%
Certificate of deposits, $100,000 to $249,999	51,490	2.85%	58,453	3.47%
Certificate of deposits, $250,000 or more	152,229	8.42%	172,215	10.21%
Other time deposits	61,478	3.39%	37,657	2.22%
Total	$1,807,693	100.00%	$1,686,468	100.00%

Total deposits were $1.83 billion at December 31, 2022, a decrease of $53.6 million, or 3%, from $1.88 billion at December 31, 2021. Noninterest-bearing deposits totaled $438.3 million at December 31, 2022, comprising 24% of total deposits. Wholesale deposits increased to $248.0 million at December 31, 2022 from $35.0 million at December 31, 2021, which offset the year-over-year declines in all other deposit categories, which was a result of customers using their excess liquidity to fund their business activity, and decreases in escrow funds from title and real estate companies due to the slowdown in real estate activity in the market.
We are a member of the IntraFi Network ("IntraFi"), which gives us the ability to offer Certificates of Deposit Account Registry Service ("CDARS"), and Insured Cash Sweep ("ICS"), products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2022 and December 31, 2021, we had $117.6 million and $186.0 million, respectively, in either CDARS reciprocal or ICS reciprocal products. The decrease from December 31, 2021 is a result of certain customers utilizing excess liquidity for their day-to-day operations.
As of December 31, 2022 and 2021, the estimated amount of total uninsured deposits were $727.3 million and $901.1 million, respectively. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250 thousand and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. The following table reports maturities of the estimated amount of uninsured certificates of deposit at December 31, 2022.
Certificates of Deposit Greater than $250,000
At December 31, 2022
(Dollars in thousands)

2022
Three months or less	$38,589
Over three months through six months	45,366
Over six months through twelve months	51,820
Over twelve months	23,747
$159,522
Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $284.6 million at December 31, 2022, and $44.5 million at December 31, 2021. For December 31, 2022 and 2021, we had $235.0 million and $25.0 million, respectively, in FHLB advances. The increase in FHLB advances was a result of the aforementioned decrease in customer deposits and to assist in funding loan origination activity. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million and $19.5 million at December 31, 2022 and 2021, respectively. For December 31, 2022 and 2021, we had $30.0 million and $0 federal funds purchased, respectively.
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

On January 1, 2020, the federal banking agencies adopted a CBLR, which is calculated by dividing tangible equity capital by average consolidated total assets. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status base on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified for and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and December 31, 2021.
Stockholders' equity at December 31, 2022 was $202.4 million, a decrease of $7.4 million, compared to $209.8 million at December 31, 2021. The decrease in shareholders' equity was attributable to a decrease in accumulated other comprehensive income of $34.5 million, which was primarily related to the decrease in the market value of the Company's available-for-sale investment securities portfolio, offset by net income recorded for the year ended December 31, 2022 totaling $25.0 million.
Total stockholders' equity to total assets for December 31, 2022 was 8.6% and for December 31, 2021 was 9.5%. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at December 31, 2022 and December 31, 2021 was $11.14 and $11.76, respectively.
As noted below, regulatory capital levels for the bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.
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

The following tables shows the minimum capital requirement and our capital position at December 31, 2022 and December 31, 2021 for the Bank.
Capital Components
At December 31, 2022 and 2021
(Dollars in thousands)

	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio (1)	Amount		Ratio
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	>	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	>	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	>	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	>	4.00%	109,867	>	5.00%
At December 31, 2021
Total risk-based capital	$222,871	13.54%	$177,069	>	10.50%	$168,638	>	10.00%
Tier 1 risk-based capital	214,442	12.72%	143,342	>	8.50%	134,910	>	8.00%
Common equity tier 1 capital	214,442	12.72%	118,046	>	7.00%	109,614	>	6.50%
Leverage capital ratio	214,442	10.55%	81,712	>	4.00%	102,140	>	5.00%
(1) Ratios include capital conservation buffer.
Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At December 31, 2022 and 2021
(Dollars in thousands, except per share data)

	2022	2021
Total stockholders' equity (GAAP)	$202,382	$209,796
Less: goodwill and intangibles, net	(7,790)	(8,052)
Tangible Common Equity (non-GAAP)	$194,592	$201,744

Book value per common share (GAAP)	$11.58	$12.23
Less: intangible book value per common share	(0.44)	(0.47)
Tangible book value per common share (non-GAAP)	$11.14	$11.76
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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $359.6 million at December 31, 2022, or 15% of total assets, a decrease from $598.7 million, or 27%, at December 31, 2021. To maintain ready access to the Bank's secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2022 was approximately $138.5 million. Borrowing capacity with the FRB was approximately $94.2 million at December 31, 2022. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of approximately $265.0 million available to us of which $30.0 million was advanced as of December 31, 2022. We anticipate maintaining liquidity at a level sufficient to protect depositors as we endure through this pandemic, provide for reasonable growth, and fully comply with all regulatory requirements.
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
At December 31, 2022 and December 31, 2021, unused commitments to fund loans and lines of credit totaled $235.6 million and $183.1 million, respectively. Commercial and standby letters of credit totaled $6.5 million and $8.9 million at December 31, 2022 and December 31, 2021, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements and Supplementary Data
FVCBankcorp, Inc. and Subsidiary
Fairfax, Virginia
CONSOLIDATED FINANCIAL REPORT
December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
FVCBankcorp, Inc.
Fairfax, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), cash flows and changes in stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Winchester, Virginia
March 24, 2023

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
December 31, 2022 and 2021
(In thousands, except share data)

			2022	2021
Assets
Cash and due from banks			$7,253	$24,613
Interest-bearing deposits at other financial institutions			74,300	216,345
Securities held-to-maturity (fair value of $0.3 million for both December 31, 2022 and 2021, respectively), at amortized cost			264	264
Securities available-for-sale, at fair value			278,069	357,612
Restricted stock, at cost			15,612	6,372
Loans, net of allowance for loan losses of $16.0 million and $13.8 million at December 31, 2022 and 2021, respectively			1,824,394	1,490,020
Premises and equipment, net			1,220	1,584
Accrued interest receivable			9,435	8,074
Prepaid expenses			3,273	1,393
Deferred tax assets, net			18,533	8,629
Goodwill and intangibles, net			7,790	8,052
Bank owned life insurance (BOLI)			55,371	39,171
Operating lease right-of-use assets			9,680	10,167
Other assets			39,128	30,628
Total assets			$2,344,322	$2,202,924
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$438,269	$581,293
Interest-bearing checking, savings and money market			883,480	1,071,059
Time deposits			508,413	231,417
Total deposits			$1,830,162	$1,883,769
Federal funds purchased			$30,000	$—
FHLB advances			235,000	25,000
Subordinated notes, net of issuance costs			19,565	19,510
Accrued interest payable			1,269	1,034
Operating lease liabilities			10,394	11,111
Accrued expenses and other liabilities			15,550	52,704
Total liabilities			$2,141,940	$1,993,128
Commitments and Contingent Liabilities
Stockholders' Equity
	2022	2021
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,475,109	13,727,045	$175	$137
Additional paid-in capital			123,886	121,798
Retained earnings			114,888	89,904
Accumulated other comprehensive (loss) income, net			(36,567)	(2,043)
Total stockholders' equity			$202,382	$209,796
Total liabilities and stockholders' equity			$2,344,322	$2,202,924
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2022 and 2021
(In thousands, except per share data)

	2022	2021
Interest and Dividend Income
Interest and fees on loans	$73,624	$63,974
Interest and dividends on securities held-to-maturity	6	6
Interest and dividends on securities available-for-sale	5,959	3,860
Dividends on restricted stock	408	328
Interest on deposits at other financial institutions	685	260
Total interest and dividend income	$80,682	$68,428
Interest Expense
Interest on deposits	$12,468	$7,601
Interest on federal funds purchased	688	—
Interest on short-term debt	1,251	346
Interest on subordinated notes	1,031	2,534
Total interest expense	$15,438	$10,481
Net Interest Income	$65,244	$57,947
Provision for (reversal of) loan losses	2,629	(500)
Net interest income after provision for (reversal of) loan losses	$62,615	$58,447
Noninterest Income
Service charges on deposit accounts	$954	$1,028
BOLI income	1,200	994
(Loss) income from minority membership interest	(33)	1,464
Other income	713	816
Total noninterest income	$2,834	$4,302
Noninterest Expenses
Salaries and employee benefits	$20,316	$18,980
Occupancy and equipment expense	3,252	3,290
Data processing and network administration	2,303	2,203
State franchise taxes	2,036	1,983
Audit, legal and consulting fees	1,210	1,489
Merger and acquisition expense	125	1,445
Loan related expenses	555	1,247
FDIC insurance	620	770
Director fees	668	651
Core deposit intangible amortization	262	305
Gain on sale of other real estate owned	—	(236)
Tax credit amortization	126	—
Other operating expenses	2,987	2,413
Total noninterest expenses	$34,460	$34,540
Net income before income tax expense	$30,989	$28,209
Income tax expense	6,005	6,276
Net income	$24,984	$21,933
Earnings per share, basic	$1.43	$1.29
Earnings per share, diluted	$1.35	$1.20
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Net income	$24,984	$21,933
Other comprehensive (loss) income:
Unrealized loss on securities available for sale, net of tax benefit of $11,015 and $1,226 in 2022 and 2021, respectively.	(37,943)	(4,404)
Unrealized gain on interest rate swaps, net of tax expense of $909 and $142 in 2022 and 2021, respectively.	3,419	535
Total other comprehensive loss	$(34,524)	$(3,869)
Total comprehensive (loss) income	$(9,540)	$18,064
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021
(In thousands)

	2022	2021
Cash Flows From Operating Activities
Net income	$24,984	$21,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424	555
Provision for (reversal of) loan losses	2,629	(500)
Net amortization of premium of securities	607	528
Net accretion of deferred loan fees, costs, and purchase premiums	(2,255)	(5,830)
Net accretion of acquisition accounting adjustments	(315)	(442)
Gain on sale of other real estate owned	—	(236)
Amortization of subordinated debt issuance costs	55	488
Core deposits intangible amortization	262	305
Amortization of tax credits	126	—
Equity-based compensation expense	1,183	1,011
BOLI income	(1,200)	(994)
Loss (income) from minority membership interest	33	(1,464)
Deferred income tax expense	395	1,007
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(9,094)	9,480
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	4,558	(6,396)
Net cash provided by operating activities	$22,392	$19,445
Cash Flows From Investing Activities
Decrease (increase) in interest-bearing deposits at other financial institutions	$142,045	$(96,117)
Purchases of securities available-for-sale	(47,160)	(245,731)
Proceeds from maturities and calls of securities available-for-sale	—	6,996
Proceeds from paydowns of securities available-for-sale	37,076	41,016
(Increase) decrease in restricted stock	(9,240)	191
Net increase in loans	(334,426)	(32,110)
Purchase of bank-owned life insurance	(15,000)	—
Distribution received from minority owned investment	1,040	—
Proceeds from sale of OREO	—	4,102
Purchase of minority membership interest	—	(22,200)
Purchases of premises and equipment, net	(166)	(485)
Net cash used in investing activities	$(225,831)	$(344,338)
Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(330,603)	$432,912
Net increase (decrease) in time deposits	276,989	(81,649)
Redemption of subordinated debt, net	(1,250)	(23,813)
Increase in federal funds purchased	30,000	—
Net increase in FHLB advances	210,000	—
Repurchase of shares of common stock	(730)	—
Common stock issuance	1,673	1,221
Net cash provided by financing activities	$186,079	$328,671
Net (decrease) increase in cash and cash equivalents	$(17,360)	$3,778
Cash and cash equivalents, beginning of year	24,613	20,835
Cash and cash equivalents, end of year	$7,253	$24,613
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2022 and 2021
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	13,511	$135	$119,568	$67,971	$1,826	$189,500
Net income	—	—	—	21,933	—	21,933
Other comprehensive income	—	—	—	—	(3,869)	(3,869)
Common stock issuance for options exercised	182	2	1,219	—	—	1,221
Vesting of restricted stock grants	34	—	—	—	—	—
Stock-based compensation expense	—	—	1,011	—	—	1,011
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	24,984	—	24,984
Other comprehensive loss	—	—	—	—	(34,524)	(34,524)
Repurchase of common stock	(37)	—	(730)	—	—	(730)
Common stock issuance for options exercised	242	3	1,670	—	—	1,673
Vesting of restricted stock grants	48	—	—	—	—	—
5-for-4 stock split	3,495	35	(35)	—	—	—
Stock-based compensation expense	—	—	1,183	—	—	1,183
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
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

On August 31, 2021, the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million to obtain a 28.7% ownership interest in ACM. This ownership interest is subject to an earnback option of up to 3.7% over the next three years. As of December 31, 2022, our percentage ownership had decreased to 27.7%. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify the Bank's held to investment loan portfolio. The investment is accounted for using the equity method of accounting.
On December 15, 2022, the Company announced that the Board of Directors approved a five-for-four split of the Company's common stock in the form of a 25% stock dividend for shareholders of record on January 9, 2023, payable on January 31, 2023. Earnings per share and all other per share information reflected in the Company's consolidated financial statements have been adjusted for the five-for-four split of the Company's common stock for comparative purposes.
In February 2023 as part of the Company’s asset/liability management process, the Bank sold $40.3 million of investment securities available-for-sale at an after-tax loss of $3.6 million to de-leverage its balance sheet and invest funds in higher-yielding assets. Also during the first quarter of 2023 as part of the Bank’s asset/liability management process, the Bank fixed $150 million of wholesale funding through the execution of pay-fixed/receive-floating interest rate swaps with a weighted-average rate of 3.50% and maturity of five years. For a full discussion of these transactions, please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Discussion of Analysis of Financial Condition, Overview," above.
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
(b)    Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, at of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for impairment testing of goodwill, the allowance for loan losses, the valuation of deferred tax assets, and other-than-temporary impairment.

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
(e)    Investment Securities
Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive (loss) income, net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
Gains and losses on the sale of securities are determined using the specific identification method.
The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive (loss) income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.
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
During 2020, as a result of the Company's acquisition of Colombo Bank ("Colombo"), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification ("ASC") Topic 310-30 or ASC Topic 310-20.
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
The Company maintains the allowance for loan losses at a level that represents management's best estimate of probable and inherent losses in the loan portfolio. Both the amount of the provision expense and the level of the allowance for loan losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected loan losses, historical trends and specific conditions of the individual borrowers. Unusual and infrequently occurring events, such as weather-related disasters or disease epidemics or pandemics, may impact management's assessment of possible loan losses. As a part of the analysis, the Company uses comparative peer group data and qualitative factors such as levels of and trends in delinquencies, nonaccrual loans, charged-off loans, changes in volume and terms of loans, effects of changes in lending policy, experience and ability and depth of management, national and local economic trends and conditions and concentrations of credit, competition, and loan review results to support estimates.
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
In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their risk evaluation and credit judgment. Management believes that the allowance for loan losses at December 31, 2022 and 2021 is a reasonable estimate of probable and inherent losses in the loan portfolio at those dates.
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

The Company adopted Accounting Standards Update ("ASU") 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded commitments. Subsequent to adoption, the Company will record adjustments to its allowances for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.
(g)    Premises, Equipment, and Leases
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
The Company follows ASU 2016-02 "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. Contracts are evaluated to determine whether they are or contain a lease in accordance with Topic 842. Lease liabilities represent the Company's obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company's incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company's right to use the underlying asset

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.
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
No impairment was recorded for 2022 and 2021.
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
(j)    Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other non-interest income. The Company monitors the financial strength and condition of the counterparties.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded as of December 31, 2022 and 2021. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
(m)    Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and interest rate swaps for 2022 and 2021, which are also recognized as separate components of equity.
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
The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. During 2018, the Company began granting restricted stock units which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2022 and 2021.
(p)    401(k) Plan
Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $424 thousand and $377 thousand for the years ended December 31, 2022 and 2021, respectively.

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
(s)    Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" that introduced the current expected credit losses ("CECL") model. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded commitments. Subsequent to adoption, the Company will record adjustments to its allowances for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.
The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a discounted cash flow ("DCF") methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included loan type. The Company primarily utilizes national unemployment for its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already within the quantitative component of the calculation, the Company may consider qualitative factors as prescribed in ASC 326. The Company's CECL implementation process was overseen by the Allowance for Credit Losses Committee and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, and assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company's historical loss experience.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
We have certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to LIBOR. The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for IBOR and other benchmark rates and to implement financial benchmark reforms more generally. There continues to be uncertainty regarding the use of alternative reference rates ("ARRs"), which may cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on Secured Overnight Funding Rate ("SOFR") for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected.
To facilitate an orderly transition from interbank offered rates and other benchmark rates to alternative reference rates ARRs, the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.
In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, including the Company, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13. the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815), Fair Value Hedging-Portfolio Layer Method." ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization's risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one of more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASC 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not conisdered in measuring fiar value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would would cease being published. In 2021, the administrator of LIBOR delayed the intended cessation date of certain tenors of LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.
(t)    Recently Adopted Accounting Developments
In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity - Classified Written Call Options (a consensus of FASB Emerging Issues Task Force)." The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. Early adoption is permitted. ASU 2021-04 was effective for the Company on January 1, 2022 and resulted in no material impact.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 3. Investment Securities and Other Investments
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2022 and 2021, are as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,555)	$11,004
Securities of state and local municipalities tax exempt	1,385	—	(9)	1,376
Securities of state and local municipalities taxable	506	—	(62)	444
Corporate bonds	21,212	—	(2,154)	19,058
SBA pass-through securities	74	—	(7)	67
Mortgage-backed securities	282,858	—	(45,424)	237,434
Collateralized mortgage obligations	9,998	—	(1,312)	8,686
Total Available-for-sale Securities	$329,592	$—	$(51,523)	$278,069

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$6	$—	$270
Total Held-to-maturity Securities	$264	$6	$—	$270
Available-for-sale
Securities of U.S. government and federal agencies	$13,557	$—	$(283)	$13,274
Securities of state and local municipalities tax exempt	1,393	58	—	1,451
Securities of state and local municipalities taxable	607	—	(11)	596
Corporate bonds	13,970	259	(78)	14,151
SBA pass-through securities	107	1	—	108
Mortgage-backed securities	316,313	1,352	(3,827)	313,838
Collateralized mortgage obligations	14,230	113	(149)	14,194
Total Available-for-sale Securities	$360,177	$1,783	$(4,348)	$357,612
The Company had securities with a market value of $4.1 million and $5.8 million pledged with the Federal Reserve Bank of Richmond (the "FRB") for the years ended December 31, 2022 and 2021, respectively.
The Company had securities with a market value of $104.6 million and $79.7 million pledged with the Treasury Board of Virginia at the Community Bankers' Bank for the years ended December 31, 2022 and 2021, respectively.
The following table shows fair value and gross unrealized losses for available-for-sale and held-to-maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
position, at December 31, 2022 and 2021, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the prior twelve-month period. Securities that have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months			12 Months or Longer		Total
At December 31, 2022	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	0	$—	$11,004	$(2,555)	$11,004	$(2,555)
Securities of state and local municipalities tax exempt	1,628		(21)	—	—	1,628	(21)
Securities of state and local municipalities taxable	—		—	444	(62)	444	(62)
Corporate bonds	12,344		(1,119)	5,964	(1,035)	18,308	(2,154)
SBA pass-through securities	—		—	67	(7)	67	(7)
Mortgage-backed securities	26,486		(1,831)	210,948	(43,593)	237,434	(45,424)
Collateralized mortgage obligations	2,601		(238)	6,085	(1,074)	8,686	(1,312)
Total	$43,059		$(3,209)	$234,512	$(48,326)	$277,571	$(51,535)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$13,275	$(283)	$—	$—	$13,275	$(283)
Securities of state and local municipalities taxable	595	(11)	—	—	595	(11)
Corporate bonds	3,922	(78)	—	—	3,922	(78)
Mortgage-backed securities	216,278	(3,175)	19,225	(652)	235,503	(3,827)
Collateralized mortgage obligations	3,362	(82)	1,814	(67)	5,176	(149)
Total	$237,432	$(3,629)	$21,039	$(719)	$258,471	$(4,348)
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
Corporate bonds: The unrealized losses on the Company's investments on fifteen corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Two of these investments carry an S&P investment grade rating of BBB and BBB+. The remaining thirteen investments do not carry a rating.
SBA pass-through securities: The unrealized losses on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Mortgage-backed securities: The unrealized losses on the Company's investment in one hundred and six mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with twenty-nine CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.
The amortized cost and fair value of securities held-to-maturity and available-for-sale as of December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	2022
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$252	$4,935	$4,776
After 5 years through 10 years	—	—	48,978	43,396
After 10 years	—	—	275,679	229,897
Total	$264	$252	$329,592	$278,069
For the years ended December 31, 2022 and 2021, proceeds from principal repayments of securities were $37.1 million and $48.0 million, respectively. No securities were sold during 2022 and 2021. There were no realized gains or losses in 2022 and 2021, respectively.
The Company has other investments in the form of restricted stock totaling $15.6 million and $6.4 million at December 31, 2022 and 2021, respectively. The following table discloses the types of investments included in other investments:

	2022	2021
Federal Reserve stock	$4,378	$4,378
FHLB stock	11,087	1,847
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
Total	$15,612	$6,372
As a member of the FRB and the FHLB, the Bank is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding and participate in other services offered by this institution. These investments are carried at cost since no active trading markets exist.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 4. Loans and Allowance for Loan Losses
A summary of loan balances by type follows:

	2022			2021
	Originated	Acquired	Total	Originated	Acquired	Total
Commercial real estate	$1,085,513	$14,748	$1,100,261	$887,310	$18,802	$906,112
Commercial and industrial	242,307	2,913	245,220	199,040	3,710	202,750
Commercial construction	147,436	503	147,939	186,572	1,043	187,615
Consumer real estate	322,579	17,012	339,591	176,682	23,922	200,604
Consumer nonresidential	7,661	24	7,685	10,277	27	10,304
	$1,805,496	$35,200	$1,840,696	$1,459,881	$47,504	$1,507,385
Less:
Allowance for loan losses	16,040	—	16,040	13,829	—	13,829
Unearned income and (unamortized premiums), net	262	—	262	3,536	—	3,536
Loans, net	$1,789,194	$35,200	$1,824,394	$1,442,516	$47,504	$1,490,020
During 2018, as a result of the Company's acquisition of Colombo, the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as "originated" loans) and loans acquired (referred to as "acquired" loans).
The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC Topic 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated statement of condition as of December 31, 2022 and 2021 are as follows:

2022
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$24
Carrying amount	—
Other acquired loans
Outstanding principal balance	35,604
Carrying amount	35,200
Total acquired loans
Outstanding principal balance	35,628
Carrying amount	35,200

2021
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$207
Carrying amount	—
Other acquired loans
Outstanding principal balance	48,049
Carrying amount	47,504
Total acquired loans
Outstanding principal balance	48,256
Carrying amount	47,504

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents changes for the year ended December 31, 2022 and 2021 in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

Balance at January 1, 2022	$3
Accretion	(197)
Reclassification of nonaccretable difference due to improvement in expected cash flows	33
Other changes, net	161
Balance at December 31, 2022	$—

Balance at January 1, 2021	$216
Accretion	(217)
Reclassification of nonaccretable difference due to improvement in expected cash flows	54
Other changes, net	(50)
Balance at December 31, 2021	$3
An analysis of the allowance for loan losses for the years ended December 31, 2022 and 2021 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2022
Allowance for loan losses:
Beginning Balance	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(101)	(497)
Recoveries	—	—	—	1	78	79
Provision (reversal)	1,782	1,192	(510)	262	(97)	2,629
Ending Balance	$10,777	$2,623	$1,499	$1,044	$97	$16,040

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Allowance for loan losses:
Beginning Balance	$9,291	$2,546	$1,960	$690	$471	$14,958
Charge-offs	(477)	(117)	—	—	(255)	(849)
Recoveries	24	—	—	35	161	220
Provision (reversal)	157	(602)	49	56	(160)	(500)
Ending Balance	$8,995	$1,827	$2,009	$781	$217	$13,829

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents the recorded investment in loans and impairment method as of December 31, 2022 and 2021, by portfolio segment:

	Allowance for Loan Losses
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2022
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$86	$—	$—	$—	$86
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	10,777	2,537	1,499	1,044	97	15,954
	$10,777	$2,623	$1,499	$1,044	$97	$16,040

	Loans Receivable
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2022
Financing receivables:
Ending Balance
Individually evaluated for impairment	$1,703	$1,319	$—	$1,041	$—	$4,063
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	1,098,558	243,901	147,939	338,550	7,685	1,836,633
	$1,100,261	$245,220	$147,939	$339,591	$7,685	$1,840,696

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

	Allowance for Loan Losses
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$181	$—	$5	$—	$186
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	8,995	1,646	2,009	776	217	13,643
	$8,995	$1,827	$2,009	$781	$217	$13,829

	Loans Receivable
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2021
Financing receivables:
Ending Balance
Individually evaluated for impairment	$11,915	$5,214	$1,557	$343	$—	$19,029
Purchased credit impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	894,197	197,536	186,058	200,261	10,304	1,488,356
	$906,112	$202,750	$187,615	$200,604	$10,304	$1,507,385
Impaired loans by class excluding purchased credit impaired, as of December 31, 2022 and 2021 are summarized as follows:
Impaired Loans – Originated Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2022
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,319	1,329	86	1,604	107
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$1,319	$1,329	$86	$1,604	$107
2022
With no related allowance:
Commercial real estate	$1,703	$1,703	$—	$1,704	$135
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	1,041	1,044	—	1,048	34
Consumer nonresidential	—	—	—	—	—
	$2,744	$2,747	$—	$2,752	$169

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

Impaired Loans – Originated Loan Portfolio

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,678	1,688	181	1,711	95
Commercial construction	—	—	—	—	—
Consumer real estate	93	93	5	95	7
Consumer nonresidential	—	—	—	—	—
	$1,771	$1,781	$186	$1,806	$102
2021
With no related allowance:
Commercial real estate	$11,915	$11,915	$—	$11,947	$581
Commercial and industrial	3,536	3,536	—	3,660	238
Commercial construction	1,557	1,596	—	1,597	174
Consumer real estate	250	250	—	250	28
Consumer nonresidential	—	—	—	—	—
	$17,258	$17,297	$—	$17,454	$1,021

There were no impaired loans in the acquired loan portfolio as of December 31, 2022 and 2021, respectively.
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
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2022 and 2021:
2022 – Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$1,077,526	$237,638	$147,436	$320,735	$7,661	$1,790,996
Special mention	6,284	3,350	—	803	—	10,437
Substandard	1,703	1,319	—	1,041	—	4,063
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,085,513	$242,307	$147,436	$322,579	$7,661	$1,805,496
2022 – Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,748	$2,913	$503	$17,012	$24	$35,200
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$14,748	$2,913	$503	$17,012	$24	$35,200
2021 – Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$875,395	$193,426	$182,497	$176,271	$10,277	$1,437,866
Special mention	—	400	2,518	68	—	2,986
Substandard	11,915	5,214	1,557	343	—	19,029
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$887,310	$199,040	$186,572	$176,682	$10,277	$1,459,881
2021 – Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$18,802	$3,710	$1,043	$23,922	$27	$47,504
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,802	$3,710	$1,043	$23,922	$27	$47,504

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
There were no impaired loans in the acquired loan portfolio at both December 31, 2022 and December 31, 2021. No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impairment loan disclosure.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2022, the Company had $10.4 million in loans identified as special mention within the originated loan portfolio, an increase of $7.5 million from December 31, 2021. Special mention rated loans are loans that have a potential weakness that deserves management's close attention; however, the borrower continues to pay in accordance with their contract. These loans do not have a specific reserve and are considered well-secured.
At December 31, 2022, the Company had $4.1 million in loans identified as substandard within the originated loan portfolio, a decrease of $15.0 million from December 31, 2021. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. As of December 31, 2022, specific reserves on originated and acquired loans totaling $0.1 million, has been allocated within the allowance for loan losses to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2022 and 2021:
2022 – Originated Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$546	$—	$2,096	$2,642	$1,082,871	$1,085,513	$393	$1,703
Commercial and industrial	512	—	1,319	1,831	240,476	242,307	—	1,319
Commercial construction	—	—	125	125	147,311	147,436	125	—
Consumer real estate	805	—	953	1,758	320,821	322,579	825	128
Consumer nonresidential	—	63	—	63	7,598	7,661	—	—
Total	$1,863	$63	$4,493	$6,419	$1,799,077	$1,805,496	$1,343	$3,150
2022 – Acquired Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$14,748	$14,748	$—	$—
Commercial and industrial	—	—	—	—	2,913	2,913	—	—
Commercial construction	—	—	—	—	503	503	—	—
Consumer real estate	—	—	—	—	17,012	17,012	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$35,200	$35,200	$—	$—

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
2021 – Originated Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$887,310	$887,310	$—	$—
Commercial and industrial	—	—	1,678	1,678	197,362	199,040	—	1,678
Commercial construction	—	—	1,557	1,557	185,015	186,572	—	1,557
Consumer real estate	—	—	250	250	176,432	176,682	—	250
Consumer nonresidential	14	21	18	53	10,224	10,277	18	—
Total	$14	$21	$3,503	$3,538	$1,456,343	$1,459,881	$18	$3,485
2021 – Acquired Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$18,802	$18,802	$—	$—
Commercial and industrial	—	—	—	—	3,710	3,710	—	—
Commercial construction	—	—	—	—	1,043	1,043	—	—
Consumer real estate	234	—	5	239	23,683	23,922	5	—
Consumer nonresidential	2	—	—	2	25	27	—	—
Total	$236	$—	$5	$241	$47,263	$47,504	$5	$—
There were overdrafts of $1.3 million and $58 thousand at December 31, 2022 and 2021, respectively, which have been reclassified from deposits to loans. At December 31, 2022 and 2021, loans with a carrying value of $458.7 million and $290.3 million were pledged to the FHLB.
There were no defaults of TDRs where the default occurred within twelve months of the restructuring during the years ended December 31, 2022 and December 31, 2021.
The following table presents the TDRs originated during the year ended December 31, 2022:

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$742	$742
Total	1	$742	$742
No TDRs were originated during the year ended December 31, 2021.
For each of December 31, 2022 and 2021, the Company had a recorded investment in TDRs of $830 thousand and $92 thousand, respectively.
The concessions made in TDRs were extensions of the maturity dates or reductions in the stated interest rate for the remaining life of the debt.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 5. Other Real Estate Owned
The Company had no OREO property at December 31, 2022 and December 31, 2021. There was no OREO activity during 2022 and $3.9 million was sold during 2021 where the Company recognized a gain on sale of OREO of $236 thousand. There were no foreclosed residential real estate properties recorded in OREO as a result of obtaining physical possession of the property at December 31, 2022 and 2021. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of December 31, 2022 and 2021. The Company recorded no impairment charges during 2022 and 2021.
Note 6. Goodwill and Intangibles
As a result of the Company's past acquisitions, the Company recognized goodwill and core deposit intangibles.
Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2020	$204	$165	$1,950	$789	$2,154	$954
2021 activity:
1st Commonwealth amortization	—	20	—	—	—	20
Colombo Bank amortization	—	—	—	285	—	285
Balance at December 31, 2021	$204	$185	$1,950	$1,074	$2,154	$1,259
2022 activity:
1st Commonwealth amortization	—	19	—	—	—	19
Colombo Bank amortization	—	—	—	243	—	243
Balance at December 31, 2022	$204	$204	$1,950	$1,317	$2,154	$1,521
The aggregate amortization expense was $262 thousand for 2022 and $305 thousand for 2021. As of December 31, 2022, the estimated amortization expense for the next five years and thereafter is as follows:

2023	$205
2024	165
2025	125
2026	85
2027	45
Thereafter	8
$633
The carrying amount of goodwill for the years ended December 31, 2022 and 2021 is as follows:

Balance at December 31, 2022 and 2021	$7,157

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 7. Premises, Equipment, and Leases
The following table summarizes the cost and accumulated depreciation of premises and equipment as of December 31, 2022 and 2021:

	2022	2021
Leasehold improvements	$3,068	$3,039
Furniture, fixtures and equipment	4,310	4,163
Computer software	1,169	1,275
Land	61	61
Buildings	196	196
Vehicles	47	47
Premises and equipment, gross	$8,851	$8,781
Less: accumulated depreciation	7,631	7,197
Premises and equipment, net	$1,220	$1,584
For the years ended December 31, 2022 and 2021, depreciation expense was $424 thousand and $555 thousand, respectively.
The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.
The following tables present information about leases as of and for the years ended December 31, 2022 and 2021:

	2022	2021
Right-of-Use-Asset	$9,680	$10,167
Lease Liability	$10,394	$11,111
Weighted Average Remaining Lease Term (Years)	7.9	8.9
Weighted Average discount rate	3.21%	3.20%

	Years Ended December 31,
	2022	2021
Operating Lease Expense	$1,504	$1,626

Cash paid for amounts included in lease liabilities	$1,541	$1,559
Modification of right-of-use assets and lease liability	283	—
Right-of-use assets obtained in exchange for operating lease liabilities	522	207

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of December 31, 2022:

2023	$1,780
2024	1,734
2025	1,581
2026	1,486
2027	1,355
Thereafter	3,860
Total	$11,796
Less: discount	(1,402)
$10,394

Note 8. Deposits
Remaining maturities on certificates of deposit are as follows as of December 31, 2022:

2023	$413,617
2024	18,107
2025	48,284
2026	11,086
2027	17,315
Thereafter	4
$508,413
Total time deposits greater than $250,000 were $159.5 million and $89.7 million at December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021, the Company had one customer relationship whose related balance on deposit exceeded 5% of outstanding deposits. This customer relationship comprises 9% of outstanding deposits at December 31, 2022 and 17% of outstanding deposits at December 31, 2021.
Brokered deposits totaled $248.0 million and $35.0 million at December 31, 2022 and 2021, respectively.
Note 9. Other Borrowed Funds
Other borrowed funds at December 31, 2022 and 2021 consist of the following:

	Federal Funds Purchased		FHLB Advances		Subordinated Debt, net
	2022	2021	2022	2021	2022	2021
Balance Outstanding at December 31,	$30,000	$—	$235,000	$25,000	$19,565	$19,510
Maximum balance at any month end during the year	$115,000	$—	$235,000	$25,000	$19,565	$44,167
Average balance for the year	$22,164	$22	$48,134	$25,000	$19,535	$37,856
Weighted average rate on borrowings for the year ended	3.11%	0.20%	2.60%	1.39%	5.28%	6.69%

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The Company had $235.0 million and $25.0 million of FHLB advances at each of December 31, 2022 and December 31, 2021 respectively. $200.0 million of FHLB advances outstanding at December, 31, 2022 mature during the first quarter of 2023 while the remaining $35.0 million represents a daily rate borrowing that matures in December 2023. At December 31, 2022, 1-4 family residential loans with a lendable value of $168.8 million, multi-family residential loans with a lendable value of $43.0 million, home equity lines of credit with a lendable value of $6.1 million and commercial real estate loans with a lendable value of $155.7 million were pledged against an available line of credit with the FHLB totaling $584.7 million as of December 31, 2022. The lendable collateral value excess at December 31, 2022 totaled $138.5 million.
The Company has unsecured lines of credit with correspondent banks totaling $265.0 million at December 31, 2022 and $265.0 million at December 31, 2021, available for overnight borrowing. At December 31, 2022, the Company had an advance of $30 million with one of the correspondent banks and none in 2021.
On June 20, 2016, the Company issued $25.0 million in fixed-to-floating rate subordinated notes due June 30, 2026 in a private placement transaction. Interest was payable at 6.00% per annum, from and including June 20, 2016 to, but excluding June 30, 2021, payable semi-annually in arrears. From and including June 30, 2021 to the early redemption date, the interest rate was to reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 487 basis points, payable quarterly in arrears.
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 10. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$3,698	$3,131
Net operating loss carryforward – federal and state	2,466	2,785
Bank premises and equipment	265	184
Nonqualified stock options and restricted stock	658	611
Organizational and start-up expenses	10	22
Acquisition accounting adjustments	257	258
Non-accrual loan interest	59	24
Deferred loan costs	60	801
Lease liability	2,396	2,516
Unrealized loss on securities available for sale	11,876	582
Unrealized loss on interest rate swap	—	17
	$21,745	$10,931
Deferred Tax Liabilities:
Right-of-use assets	$(2,232)	$(2,302)
Unrealized gain on interest rate swap	(980)	—
	$(3,212)	$(2,302)
Net Deferred Tax Assets	$18,533	$8,629
The income tax expense charged to operations for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021
Current tax expense	$5,610	$5,269
Deferred tax expense	395	1,007
	$6,005	$6,276
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2022	2021
Computed "expected" tax expense	$6,313	$5,924
Increase (decrease) in income taxes resulting from:
State income tax expense	503	472
Non-deductible expense	138	231
Tax free income	(259)	(217)
Tax benefits from exercise of stock options	(364)	(163)
Other	(326)	29
	$6,005	$6,276
The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2019.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Under the provisions of the Internal Revenue Code, the Company has $10.1 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. The federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.
Note 11. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2022. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2022, the Company entered into 15 interest rate swap agreements which were collateralized by $30 thousand in cash. As of December 31, 2021, the Company entered into 19 interest rate swap agreements which were collateralized by $6.7 million in cash.
The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$74,178	$4,260
Pay Fixed/Receive Variable Swaps	74,178	(4,260)

	December 31, 2021
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,643	$6,052
Pay Fixed/Receive Variable Swaps	80,643	(6,052)
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
At December 31, 2022 and 2021, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

(Dollars in thousands)	2022	2021
Notional amount	$145,000	$60,000
Weighted average pay rate	2.12%	0.87%
Weighted average receive rate	4.74%	0.21%
Weighted average maturity in years	3.49	1.1
Unrealized gain/(loss) relating to interest rate swaps	$4,251	$(77)
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At December 31, 2022 and 2021, the unrealized loss or gain relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funds are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2022 and 2021, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.
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
At December 31, 2022 and 2021, the following financial instruments were outstanding which contract amounts represent credit risk:

	2022	2021
Commitments to grant loans	$135,441	$90,591
Unused commitments to fund loans and lines of credit	235,617	183,145
Commercial and standby letters of credit	6,503	8,930
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $1.4 million and $32.8 million at December 31, 2022 and 2021, respectively.
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
Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria proscribed. As of December 31, 2022 and 2021, the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized under the prompt corrective action regulations.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The capital ratios for the Bank as of December 31, 2022 and 2021 are shown in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	4.00%	109,867	>	5.00%
At December 31, 2021
Total risk-based capital	$222,871	13.54%	$177,069	10.50%	$168,638	>	10.00%
Tier 1 risk-based capital	214,442	12.72%	143,342	8.50%	134,910	>	8.00%
Common equity tier 1 capital	214,442	12.72%	118,046	7.00%	109,614	>	6.50%
Leverage capital ratio	214,442	10.55%	81,712	4.00%	102,140	>	5.00%
(1) Ratios include capital conservation buffer.
Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2022, $44.7 million of retained earnings is available to pay dividends.
Note 14. Related Party Transactions
Officers, directors and their affiliates had borrowings of $37.9 million and $19.5 million at December 31, 2022 and 2021, respectively, with the Company. During the years ended December 31, 2022 and 2021, total principal additions were $19.9 million and $9.0 million, respectively, and total principal payments were $1.5 million and $3.8 million, respectively.
Related party deposits amounted to $38.4 million and $31.7 million at December 31, 2022 and 2021, respectively.
Note 15. Stock-Based Compensation Plan
The Company's Amended and Restated 2008 Stock Plan (the "Plan"), which is shareholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock. In May 2022, the shareholders approved an amendment to the Plan to extend the term of the plan and increase the number of shares authorized for issuance under the Plan by 200,000 shares.
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At December 31, 2022, 157,263 shares were available to grant under the Plan.
No options were granted during 2022 and 2021. For the year ended December 31, 2022, 4,772 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. For the year ended December 31, 2021, there were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
A summary of option activity under the Plan as of December 31, 2022, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2022	1,931,059	$6.65	2.46	—
Granted	—	—
Exercised	(309,018)	5.74
Forfeited or expired	(121)	6.85
Outstanding and Exercisable at December 31, 2022	1,621,920	$6.82	1.81	$13,681,905
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on changes in the market value of the Company's stock.
As of December 31, 2022, all outstanding shares of the Plan are fully vested and amortized. Tax benefits recognized for qualified and non-qualified stock option exercises during 2022 and 2021 totaled $364 thousand and $163 thousand, respectively.
A summary of the Company's restricted stock grant activity as of December 31, 2022 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	189,240	$14.34
Granted	155,399	14.95
Vested	(58,401)	14.53
Forfeited	(7,993)	14.59
Balance at December 31, 2022	278,245	$14.63
The compensation cost that has been charged to income for the plan was $1.2 million and $1.0 million for 2022 and 2021, respectively. As of December 31, 2022, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 36 months.
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
Derivatives assets and liabilities:
Cash flow hedges: The Company has loan interest rate swap derivatives and interest rate swap derivatives on certain time deposits and borrowings, which the latter are designated as cash flow hedges. These derivatives are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022 Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,004	$—	$11,004	$—
Securities of state and local municipalities tax exempt	1,376	—	1,376	—
Securities of state and local municipalities taxable	444	—	444	—
Corporate bonds	19,058	—	19,058	—
SBA pass-through securities	67	—	67	—
Mortgage-backed securities	237,434	—	237,434	—
Collateralized mortgage obligations	8,686	—	8,686	—
Total Available-for-Sale Securities	$278,069	$—	$278,069	$—
Derivative assets - interest rate swaps	$4,260	$—	$4,260	$—
Derivative assets - cash flow hedge	4,251	—	4,251	—
Liabilities
Derivative liabilties - interest rate swaps	$4,260	$—	$4,260	$—

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

		Fair Value Measurements at December 31, 2021 Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$13,436	$—	$13,436	$—
Securities of state and local municipalities tax exempt	1,451	—	1,451	$—
Securities of state and local municipalities taxable	596	—	596	—
Corporate bonds	14,151	—	14,151	—
SBA pass-through securities	108	—	108	—
Mortgage-backed securities	313,838	—	313,838	—
Collateralized mortgage obligations	14,194	—	14,194	—
Total Available-for-Sale Securities	$357,774	$—	$357,774	$—
Derivative assets - interest rate swaps	$6,052	$—	$6,052	$—
Liabilities
Derivative liabilties - interest rate swaps	$6,052	$—	$6,052	$—
Derivative liabilties - cash flow hedge	77	—	77	—
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

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,233	$—	$—	$1,233
Total Impaired loans	$1,233	$—	$—	$1,233

		Fair Value Measurements Using
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,497	$—	$—	$1,497
Consumer residential	88	—	—	88
Total Impaired loans	$1,585	$—	$—	$1,585
The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2022 and 2021:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,233	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,497	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Consumer residential	$88	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%
Total Impaired loans	$1,585	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2022 and 2021. Fair values for December 31, 2022 and 2021 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

		Fair Value Measurements as of December 31, 2022 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,253	$7,253	$—	$—
Interest-bearing deposits at other institutions	74,300	74,300	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	278,069	—	278,069	—
Restricted stock	15,612	—	15,612	—
Loans, net	1,824,394	—	—	1,756,984
Bank owned life insurance	55,371	—	55,371	—
Accrued interest receivable	9,435	—	9,435	—
Derivative assets - interest rate swaps	4,260	—	4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—
Financial liabilities:
Checking, savings and money market accounts	$1,321,749	$—	$1,321,749	$—
Time deposits	508,413	—	510,754	—
Fed Funds Purchased	30,000	—	30,000	—
FHLB advances	235,000	—	235,000	—
Subordinated notes	19,565	—	18,856	—
Accrued interest payable	1,269	—	1,269	—
Derivative liabilties - interest rate swaps	4,260	—	4,260	—

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

		Fair Value Measurements as of December 31, 2021 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,613	$24,613	$—	$—
Interest-bearing deposits at other institutions	216,345	216,345	—	—
Securities held-to-maturity	264	—	270	—
Securities available-for-sale	357,774	—	357,774	—
Restricted stock	6,372	—	6,372	—
Loans, net	1,490,020	—	—	1,493,185
Bank owned life insurance	39,171	—	39,171	—
Accrued interest receivable	8,074	—	8,074	—
Derivative assets - interest rate swaps	6,052	—	6,052	—
Financial liabilities:
Checking, savings and money market accounts	$1,652,352	$—	$1,652,352	$—
Time deposits	231,417	—	232,837	—
FHLB advances	25,000	—	25,000	—
Subordinated notes	19,510	—	18,133	—
Accrued interest payable	1,034	—	1,034	—
Derivative liabilties - interest rate swaps	6,052	—	6,052	—
Derivative liabilties - cash flow hedge	77	—	77	—
Note 17. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of as of December 31, 2022 and 2021, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2022 and 2021.
The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	For the Years Ended December 31,
	2022	2021
Net income	$24,984	$21,933
Weighted average shares - basic	17,431	17,062
Effect of dilutive securities	1,053	1,165
Weighted average shares - diluted	18,484	18,227
Basic EPS	$1.43	$1.29
Diluted EPS	$1.35	$1.20

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
Note 18. Supplemental Cash Flow Information

	For the Years Ended December 31,
	2022	2021

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$15,140	$9,361
Income taxes	6,070	4,735
Noncash investing and financing activities:
Unrealized loss on securities available-for-sale	(48,958)	(5,630)
Unrealized gain on interest rate swaps	4,328	677
Right-of-use assets obtained in the exchange for lease liabilities during the current period	522	207
Modification of right-of-use assets and lease liability	283	—
Note 19. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the years ended December 31, 2022 and 2021 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for each of the years ended December 31, 2022 and 2021.

	2022
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(37,943)	3,419	(34,524)
Other comprehensive (loss) income, net of tax	(37,943)	3,419	(34,524)
Balance, end of period	$(39,926)	$3,359	$(36,567)

	2021
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$2,421	$(595)	$1,826
Net unrealized gains (losses) during the period	(4,404)	535	(3,869)
Other comprehensive income (loss), net of tax	(4,404)	535	(3,869)
Balance, end of period	$(1,983)	$(60)	$(2,043)
There were no reclassifications from accumulated other comprehensive income (loss) related to realized gains or losses for both of the years ended December 31, 2022, and 2021, respectively.
Note 20. Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) and all subsequent ASUs that modified Topic 606 in recognizing revenue.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$954	$1,028
Fees, Exchange, and Other Service Charges	374	369
Other income	104	191
Noninterest Income (in-scope of Topic 606)	1,432	1,588
Noninterest Income (out-scope of Topic 606)	1,402	2,714
Total Noninterest Income	$2,834	$4,302
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company's noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2022 or 2021.
Gain on sale of other real estate owned
The Company records a gain/loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of the property to a buyer, the Company assesses whether the buyer is committed to perform the obligations under the contract and whether collectability of the transaction price is probable. In determining the gain (loss) on the sale, the Company adjusts the transaction price and the related gain or loss on sale if a significant financing component is present. The Company recorded a gain on sale of other real estate owned of $0 in 2022 and $236 thousand in 2021. Gain on sale of other real estate owned is reflected in the consolidated statements of income under Noninterest Expense and is not reflected in the table above.
Note 21. Parent Company Only Financial Statements
The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2022 and 2021

Assets	2022	2021
Cash and cash equivalents	$531	$1,882
Securities available-for-sale	991	1,005
Investment in subsidiary	214,382	223,043
Other assets	6,404	3,903
Total assets	$222,308	$229,833
Liabilities and Stockholders' Equity
Subordinated notes	$19,565	$19,510
Other liabilities	361	527
Total liabilities	$19,926	$20,037
Total stockholders' equity	$202,382	$209,796
Total liabilities and stockholders' equity	$222,308	$229,833

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2022 and 2021

	2022	2021
Income:
Interest on securities available-for-sale	$67	$65
Income from minority membership interest	626	—
Dividend income	730	20,820
Total income	$1,423	$20,885
Expense:
Interest on subordinated notes	$1,031	$2,534
Salaries and employee benefits	1,192	1,021
Occupancy and equipment	80	83
Audit, legal and consulting fees	375	320
Other operating expenses	194	249
Total expense	$2,872	$4,207

Net income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$(1,449)	$16,678
Income tax benefit	(580)	(879)
Equity in undistributed earnings of subsidiary	25,853	4,376
Net income	$24,984	$21,933

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2022 and 2021

	2022	2021
Cash Flows From Operating Activities
Net income	$24,984	$21,933
Equity in undistributed earnings of subsidiary	(25,853)	(4,376)
Amortization of subordinated debt issuance costs	55	488
Stock-based compensation expense	1,183	1,011
Change in other assets and liabilities	(1,413)	(2,598)
Net cash (used in) provided by operating activities	$(1,044)	$16,458
Cash Flows From Investing Activities
Net cash used in investing activities	$—	$—
Cash Flows From Financing Activities
Repayment of subordinated notes, net	$(1,250)	$(23,813)
Repurchase of shares of common stock	(730)	—
Common stock issuance	1,673	1,221
Net cash used in financing activities	$(307)	$(22,592)
Net decrease in cash and cash equivalents	$(1,351)	$(6,134)
Cash and cash equivalents, beginning of year	1,882	8,016
Cash and cash equivalents, end of year	$531	$1,882

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2021, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.
The Company's annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour. P.C. ("YHB", Auditor Firm ID: 613), regarding internal control over financial reporting under Public Company Accounting Oversight Board standards. Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.
The 2022 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Election of Directors," "Executive Officers," "Ownership of Company Securities – Delinquent Section 16(a) Reports" and "Corporate Governance and The Board of Directors" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation," "Corporate Governance and The Board of Directors – Director Compensation" and "Corporate Governance and The Board of Directors – "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2022, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	1,621,920	$6.82	157,263
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,621,920	$6.82	157,263
________________________
(1)Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)The Company does not have any equity compensation plans that have not been approved by stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation – Certain Relationships and Related Transactions" and "Corporate Governance and The Board of Directors – Director Independence" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit information – Fees of Independent Registered Public Accountants" and "Audit Information – Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference.

Item 15. Exhibit and Financial Statement Schedules
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

3.3	Bylaws of FVCBankcorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 9, 2020)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.2	Form of Subordinated Note due October 15, 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 14, 2020)
4.3	Description of FVCBankcorp, Inc.'s Securities
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

10.6
Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and William G. Byers (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 7, 2022).

10.7	Form of Subordinated Note Purchase Agreement dated October 13, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2020)
10.8
FVCBankcorp, Inc. Amended and Restated 2008 Stock Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2022, filed on April 8, 2022)

10.9	1st Commonwealth Bank of Virginia 2009 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Item 405 of Regulation S-T
(i) Consolidated Statements of Condition at December 31, 2022 and 2021
(ii) Consolidated Statement of Income for the years ended December 31, 2022 and 2021
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2022 and 2021

	(iv)	Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2022 and 2021
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021
	(vi)	Notes to the Consolidated Financial Statements

104		The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 24, 2023	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2023.

Signatures	Titles
/s/ David W. Pijor	Chairman and Chief Executive Officer (Principal Executive Officer)
Name: David W. Pijor

/s/ Jennifer L. Deacon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Name: Jennifer L. Deacon

/s/ Patricia A. Ferrick	President and Director
Name: Patricia A. Ferrick

/s/ Marc N. Duber	Director
Name: Marc N. Duber

/s/ L. Burwell Gunn	Director
Name: L. Burwell Gunn

/s/ Meena Krishnan	Director
Name: Meena Krishnan

/s/ Scott Laughlin	Director
Name: Scott Laughlin

/s/ Thomas L. Patterson	Director
Name: Thomas L. Patterson

/s/ Devin Satz	Director
Name: Devin Satz

/s/ Lawrence W. Schwartz	Director
Name: Lawrence W. Schwartz

/s/ Sidney G. Simmonds	Director
Name: Sidney G. Simmonds

/s/ Daniel M. Testa	Director
Name: Daniel M. Testa

/s/ Philip R. Wills III	Director
Name: Philip R. Wills III

/s/ Steven M. Wiltse	Director
Name: Steven M. Wiltse