Form 10-Q
period 2023-03-31
FVCBankcorp, Inc.
filed 2023-05-11
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,704,240 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2023

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022
(In thousands, except share data)

			March 31, 2023	December 31, 2022*
			(Unaudited)
Assets
Cash and due from banks			$13,300	$7,253
Interest-bearing deposits at other financial institutions			131,643	74,300
Securities held-to-maturity (fair value of $0.3 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively), net of ACL of $0 at March 31, 2023 and December 31, 2022.			264	264
Securities available-for-sale, at fair value			239,434	278,069
Restricted stock, at cost			13,705	15,612
Loans, net of allowance for credit losses of $19.1 million and $16.0 million at March 31, 2023 and December 31, 2022, respectively			1,809,065	1,824,394
Premises and equipment, net			1,174	1,220
Accrued interest receivable			9,914	9,435
Prepaid expenses			3,616	3,273
Deferred tax assets, net			18,441	18,533
Goodwill and intangibles, net			7,735	7,790
Bank owned life insurance ("BOLI")			55,704	55,371
Operating lease right-of-use assets			9,714	9,680
Other assets			35,286	39,128
Total assets			$2,348,995	$2,344,322

Liabilities
Deposits:
Noninterest-bearing			$425,838	$438,269
Interest-bearing checking, savings and money market			806,933	883,480
Time deposits			677,615	508,413
Total deposits			$1,910,386	$1,830,162

Federal funds purchased			$—	$30,000
Federal Home Loan Bank ("FHLB") advances			189,000	235,000
Subordinated notes, net of issuance costs			19,579	19,565
Accrued interest payable			1,739	1,269
Operating lease liabilities			10,432	10,394
Reserves for unfunded commitments			922	—
Accrued expenses and other liabilities			12,781	15,550
Total liabilities			$2,144,839	$2,141,940

Commitments and Contingent Liabilities

Stockholders' Equity	2023	2022
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,705,455	17,475,109	177	175
Additional paid-in capital			124,152	123,886
Retained earnings			112,689	114,888
Accumulated other comprehensive income (loss), net			(32,862)	(36,567)
Total stockholders' equity			$204,156	$202,382
Total liabilities and stockholders' equity			$2,348,995	$2,344,322

See Notes to Consolidated Financial Statements.

*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2023 and 2022
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$23,396	$15,607
Interest and dividends on securities held-to-maturity	1	1
Interest and dividends on securities available-for-sale	1,388	1,488
Dividends on restricted stock	247	82
Interest on deposits at other financial institutions	302	45
Total interest and dividend income	$25,334	$17,223

Interest Expense
Interest on deposits	$8,781	$1,830
Interest on federal funds purchased	11	—
Interest on short-term debt	2,270	85
Interest on subordinated notes	258	257
Total interest expense	$11,320	$2,172

Net Interest Income	$14,014	$15,051
Provision for credit losses	242	350
Net interest income after provision for credit losses	$13,772	$14,701
Noninterest Income
Service charges on deposit accounts	$215	$234
BOLI income	332	238
Loss on sale of available-for-sale investment securities	(4,592)	—
(Loss) income from minority membership interests	(801)	912
Other income	219	240
Total noninterest (loss) income	$(4,627)	$1,624

Noninterest Expenses
Salaries and employee benefits	$5,015	$4,978
Occupancy and equipment expense	965	840
Data processing and network administration	622	542
State franchise taxes	584	509
Audit, legal and consulting fees	184	361
Merger and acquisition expense	—	125
Loan related expenses	271	47
FDIC insurance	180	180
Marketing, business development and advertising	154	88
Director fees	180	180
Postage, courier and telephone	49	51
Internet banking	224	143
Core deposit intangible amortization	55	70
Tax credit amortization	32	—
Other operating expenses	495	328
Total noninterest expenses	$9,010	$8,442
Net income before income tax expense	$135	$7,883
Income tax (benefit) expense	(486)	1,270
Net income	$621	$6,613
Earnings per share, basic	$0.04	$0.38
Earnings per share, diluted	$0.03	$0.36
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2023 and 2022
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$621	$6,613
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $776 for the three months ended March 31, 2023, and net of tax benefit of $4,700 for the three months ended March 31, 2022.	2,335	(17,679)
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $803 for the three months ended March 31, 2023 and net of tax expense of $135 for the three months ended March 31, 2022.	(2,212)	508
Reclassification adjustment for securities losses realized in income, net of tax expense of $1,010 and $0 for the three months ended March 31, 2023 and 2022, respectively.	3,582	—
Total other comprehensive income (loss)	$3,705	$(17,171)
Total comprehensive income (loss)	$4,326	$(10,558)

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(In thousands)
(Unaudited)

	2023	2022
Cash Flows From Operating Activities
Net income	$621	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105	111
Provision for credit losses	242	350
Net amortization of premium of securities	110	171
Net accretion of deferred loan costs and fees	(477)	(635)
Net accretion of acquisition accounting adjustments	(421)	(70)
Loss on sale of available-for-sale investment securities	4,592	—
Loss (income) from minority membership interest	801	(912)
Amortization of subordinated debt issuance costs	14	14
Core deposits intangible amortization	55	70
Tax credits amortization	32	—
Equity-based compensation expense	324	204
BOLI income	(332)	(238)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable, prepaid expenses, and other assets	1,655	(3,337)
Increase (decrease) in accrued interest payable, accrued expenses, and other liabilities	(4,764)	1,225
Net cash provided by operating activities	$2,557	$3,566

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$(57,343)	$94,228
Purchases of securities available-for-sale	—	(46,160)
Proceeds from sales of securities available-for-sale	35,778	—
Proceeds from redemptions of securities available-for-sale	5,862	10,823
Net redemption of restricted stock	1,907	110
Net decrease (increase) in loans	13,184	(8,334)
Distribution received from minority owned investment	—	1,040
Purchases of premises and equipment, net	(59)	(31)
Net cash (used in) provided by investing activities	$(671)	$51,676

Cash Flows From Financing Activities
Net decrease in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(88,978)	$(44,571)
Decrease in federal funds purchased	(30,000)	—
Net decrease in FHLB advances	(46,000)	—
Net increase (decrease) in time deposits	169,195	(19,846)
Repurchase of shares of common stock	(1,220)	—
Taxes from vesting of restricted stock units	(46)	—
Common stock issuance	1,210	1,431
Net cash provided by (used in) financing activities	$4,161	$(62,986)
Net increase (decrease) in cash and cash equivalents	$6,047	$(7,744)
Cash and cash equivalents, beginning of year	7,253	24,613
Cash and cash equivalents, end of period	$13,300	$16,869

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	6,613	—	6,613
Other comprehensive loss	—	—	—	—	(17,171)	(17,171)
Common stock issuance for options exercised, net	212	3	1,428	—	—	1,431
Vesting of restricted stock grants	28	—	—	—	—	—
Stock-based compensation expense	—	—	204	—	—	204
Balance at March 31, 2022	13,967	$140	$123,430	$96,517	$(19,214)	$200,873
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	621	—	621
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	3,705	3,705
Repurchase of common stock	(91)	(1)	(1,219)	(12)	—	(1,232)
Common stock issuance for options exercised, net	290	3	1,207	—	—	1,210
Vesting of restricted stock grants	31	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	324	—	—	324
Balance at March 31, 2023	17,705	$177	$124,152	$112,689	$(32,862)	$204,156

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
On August 31, 2021, the Company announced that the Bank had made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank has obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over a three year period. The investment is accounted for using the equity method of accounting. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanant financing line, and has developed portfolio mortgage products to diversify the Bank's held to investment loan portfolio.
On December 15, 2022, the Company announced that the Board of Directors approved a five-for-four split of the Company's common stock in the form of a 25% stock dividend for shareholders of record on January 9, 2023, payable on January 31, 2023. Earnings per share and all other per share information reflected in the Company's consolidated financial statements have been adjusted for the five-for-four spit of the Company's common stock for comparative purposes.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2022. Certain prior period amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Allowance for Credit Losses
The Company adopted the current expected credit loss model ("CECL") under Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2023. The Company recorded a net reduction of retained

Notes to Unaudited Consolidated Financial Statements
(Continued)
earnings of $2.8 million upon adoption. The adoption adjustment included an increase in the allowance for credit losses on loans of $2.9 million in addition to an increase of $0.8 million to the reserve for unfunded commitments.
Allowance for Credit Losses - Loans and Unfunded Commitments
The allowance for credit losses represents an estimate of the expected credit losses in the Company's held for investment loan portfolio as of a valuation date. Accounting Standards Codification ("ASC") 326 replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the held for investment loan portfolio. Loans, or portions thereof, are charged off against the allowance for credit losses when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segmented based on call report code and processed through a cash flow valuation model. In particular, loan-level probability of default ("PD") and severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on peer historical loan-level performance data, are calibrated to incorporate the Company's reasonable and supportable forecast of future losses as well as any necessary qualitative adjustments.
Typically, financial institutions use their historical loss experience and trends in losses for each loan segment which are then adjusted for portfolio trends and economic and environmental factors in determining the allowance for credit losses. Since the Bank’s inception in 2007, the Company has experienced minimal loss history within its loan portfolio. Due to the fact that limited internal loss history exists to generate statistical significance, management determined it was most prudent to rely on peer data when deriving its best estimate of PD and LGD. As part of the Company's estimation process, management will continue to assess the reasonableness of the data, assumptions, and model methodology utilized to derive its allowance for credit losses.
For each of the modeled loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The modeling of expected prepayment speeds is based on internal loan-level historical data. The Company utilizes national unemployment for its reasonable and supportable forecasting of expected default within the cash flow model. To further adjust the allowance for credit losses for expected losses not already within the quantitative component of the calculation, the Company may consider qualitative factors as prescribed in ASC 326.
Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to provision for credit loss expense in its Consolidated Statement of Income. The reserve for unfunded commitments is estimated by call report code segmentation as of the valuation date under the CECL model using the same methodologies as portfolio loans taking utilization rates into consideration. The reserve for unfunded commitments is reflected as a liability on the Company's Consolidated Balance Sheet.
The Company's methodology utilized in the estimation of the allowance for credit losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in its loan portfolio credit quality, composition, and forecasted economic conditions. The review of the reasonableness and appropriateness of the allowance for credit losses is reviewed by the CECL Committee for approval as of the valuation date. Additionally, information is provided to the Board of Directors on a quarterly basis along with the Company's consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value ("NPV") from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
Allowance for Credit Losses - Securities
The Company evaluates its available-for-sale and held-to-maturity debt securities portfolios for expected credit losses as of the valuation date under ASC 326. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it would be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income during the current period. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other driving factors. If the Company's assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss (which represents the difference between the expected cash flows and amortized cost basis), limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of the Company's amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses. Losses are charged against the allowance for credit losses when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment.
As part of its estimation process, the Company have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheet. Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. This approach is consistent with the Company's nonaccrual policy implemented for its loan portfolio.
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of March 31, 2023, the Company had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

Notes to Unaudited Consolidated Financial Statements
(Continued)

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
We have certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to LIBOR. The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for LIBOR and other benchmark rates and to implement financial benchmark reforms more generally. There continues to be uncertainty regarding the use of alternative reference rates ("ARRs"), which may cause disruptions in a variety of markets, as well as adversely impact its business, operations and financial results.
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
To facilitate an orderly transition from interbank offered rates and other benchmark rates to ARRs, the Company has established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. This standard is commonly referred to as the current expected credit loss ("CEC") methodology. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and reserve for unfunded loan commitments, was $3.7 million. The adjustment, net of tax, recorded to stockholders’ equity totaled $2.8 million at January 1, 2023.
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructuring ("TDRs"), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect

Notes to Unaudited Consolidated Financial Statements
(Continued)
adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. ASU 2022-02 resulted in no material impact to the Company's consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective for the Company on January 1, 2023. ASU 2022-01 resulted in no material impact to the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 was effective for the Company on January 1, 2023. ASU 2021-08 resulted in no material impact to the Company's consolidated financial statements.

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(6)	$258
Total Held-to-maturity Securities	$264	$—	$(6)	$258
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,139)	$11,420
Securities of state and local municipalities tax exempt	1,005	—	(2)	1,003
Securities of state and local municipalities taxable	492	—	(56)	436
Corporate bonds	20,210	—	(2,166)	18,044
SBA pass-through securities	68	—	(6)	62
Mortgage-backed securities	243,489	—	(38,745)	204,744
Collateralized mortgage obligations	4,431	—	(706)	3,725
Total Available-for-sale Securities	$283,254	$—	$(43,820)	$239,434

Notes to Unaudited Consolidated Financial Statements
(Continued)

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,555)	$11,004
Securities of state and local municipalities tax exempt	1,385	—	(9)	1,376
Securities of state and local municipalities taxable	506	—	(62)	444
Corporate bonds	21,212	—	(2,154)	19,058
SBA pass-through securities	74	—	(7)	67
Mortgage-backed securities	282,858	—	(45,424)	237,434
Collateralized mortgage obligations	9,998	—	(1,312)	8,686
Total Available-for-sale Securities	$329,592	$—	$(51,523)	$278,069

As a result of the adoption of ASC 326, no allowance for credit losses were recognized as of March 31, 2023 related to the Company's investment portfolio.
The Company had $2.5 million and $4.1 million in securities pledged with the Federal Reserve Bank of Richmond ("FRB") to collateralize certain municipal deposits at March 31, 2023 and December 31, 2022, respectively. The Company had $141.3 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at March 31, 2023. There were $104.6 million securities pledged to the Virginia Department of Treasury at December 31, 2022.
The Companny monitors the credit quality of held-to-maturity securities through the use of credit rating. The Company monitors credit rating on a periodic basis. the following table summarizes the amortized cost of held-to-maturity securities at March 31, 2023, aggregated by credit quality indicator:

(In thousands)	Held-to-maturity
At March 31, 2023	Securities of state and local municipalities tax exempt
Aa3	$264
Total	$264
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022, respectively. One security was held as of March 31, 2023 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of March 31, 2023 are as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,420	$(2,139)	$11,420	$(2,139)
Securities of state and local municipalities tax exempt	1,003	(2)	—	—	1,003	(2)
Securities of state and local municipalities taxable	—	—	436	(56)	436	(56)
Corporate bonds	5,611	(349)	11,683	(1,817)	17,294	(2,166)
SBA pass-through securities	—	—	62	(6)	62	(6)
Mortgage-backed securities	2,829	(147)	201,915	(38,598)	204,744	(38,745)
Collateralized mortgage obligations	355	(11)	3,370	(695)	3,725	(706)
Total	$9,798	$(508)	$228,886	$(43,311)	$238,684	$(43,820)

Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position as of December 31, 2022 are as follows:

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,004	$(2,555)	$11,004	$(2,555)
Securities of state and local municipalities tax exempt	1,628	(21)	—	—	1,628	(21)
Securities of state and local municipalities taxable	—	—	444	(62)	444	(62)
Corporate bonds	12,344	(1,119)	5,964	(1,035)	18,308	(2,154)
SBA pass-through securities	—	—	67	(7)	67	(7)
Mortgage-backed securities	26,486	(1,831)	210,948	(43,593)	237,434	(45,424)
Collateralized mortgage obligations	2,601	(238)	6,085	(1,074)	8,686	(1,312)
Total	$43,059	$(3,209)	$234,512	$(48,326)	$277,571	$(51,535)

Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities tax-exempt: The unrealized loss on one of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of this investment does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. This investment carries an S&P investment grade rating of AA+.
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
Corporate bonds: The unrealized losses on the investments in corporate bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. One of these investments carries an S&P investment grade rating of BBB. The remaining 13 investments do not carry a rating.

Notes to Unaudited Consolidated Financial Statements
(Continued)
SBA pass-through securities: The unrealized losses on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Mortgage-backed securities: The unrealized losses on the Company’s investment in 57 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at March 31, 2023.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 12 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at March 31, 2023.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at March 31, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
In the first quarter of 2023, the Company executed a balance sheet repositioning strategy and sold available-for-sale investment securities with a total book value of $40.3 million at a pre-tax loss of $4.6 million and used the net proceeds to reduce existing high cost short-term FHLB advances and to fund higher yielding newly originated commercial loans. The deleverage strategy provides the Company with improved liquidity, enhanced tangible common equity, and additional run rate earnings.
The amortized cost and fair value of securities as of March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2023
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$258	$2,105	$2,092
After 5 years through 10 years	—	—	34,821	30,417
After 10 years	—	—	246,328	206,925
Total	$264	$258	$283,254	$239,434

For the three months ended March 31, 2023 and 2022, proceeds from principal repayments of securities were $5.9 million and $10.8 million, respectively. During the three months ended March 31, 2023 and 2022, proceeds from sales, calls and maturities of securities were $35.8 million and zero, respectively. There were $4.6 million gross realized losses during the three months ended March 31, 2023 and zero for the three months ended March 31, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Credit Losses
A summary of loan balances by type follows:

March 31, 2023
(In thousands)	Total
Commercial real estate	$1,096,633
Commercial and industrial	216,647
Commercial construction	156,026
Consumer real estate	352,653
Consumer nonresidential	6,164
$1,828,123
Less:
Allowance for credit losses	19,058
Loans, net	$1,809,065

	December 31, 2022
(In thousands)	Originated	Acquired	Total
Commercial real estate	$1,085,513	$14,748	$1,100,261
Commercial and industrial	242,307	2,913	245,220
Commercial construction	147,436	503	147,939
Consumer real estate	322,579	17,012	339,591
Consumer nonresidential	7,661	24	7,685
	$1,805,496	$35,200	$1,840,696
Less:
Allowance for credit losses	16,040	—	16,040
Unearned income and (unamortized premiums), net	262	—	262
Loans, net	$1,789,194	$35,200	$1,824,394

The loan portfolio summary is presented on amortized cost basis as of March 31, 2023. For the year ended December 31, 2022, the loan portfolio is presented at outstanding principal balance.

Notes to Unaudited Consolidated Financial Statements
(Continued)

During 2018, as a result of the Company’s acquisition of Colombo Bank ("Colombo"), the loan portfolio was segregated between loans initially accounted for under the amortized cost method (referred to as “originated” loans) and loans acquired (referred to as “acquired” loans). The loans segregated to the acquired loan portfolio were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. The outstanding principal balance and related carrying amount of acquired loans included in the consolidated balance sheets as of December 31, 2022 is as follows:

(In thousands)	December 31, 2022
Purchased credit impaired acquired loans evaluated individually for credit losses
Outstanding principal balance	$24
Carrying amount	—
Other acquired loans
Outstanding principal balance	35,604
Carrying amount	35,200
Total acquired loans
Outstanding principal balance	35,628
Carrying amount	35,200

The following table presents changes during the year ended December 31, 2022, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

(In thousands)
Balance at January 1, 2022	$3
Accretion	(197)
Reclassification of nonaccretable difference due to changes in expected cash flows	33
Other changes, net	161
Balance at December 31, 2022	$—

An analysis of the allowance for credit losses for the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022, follows:
Allowance for Credit Losses
For the Three Months Ended March 31, 2023
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, Prior to Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	—	1	21	23
Provision	49	(480)	129	473	(40)	131
Ending Balance, March 31	$11,324	$2,596	$1,698	$3,374	$66	$19,058

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Credit Losses
For the Three Months Ended March 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(36)	(432)
Recoveries	—	—	—	—	16	16
Provision	223	556	(237)	(171)	(21)	350
Ending Balance	$9,218	$1,987	$1,772	$610	$176	$13,763

Allowance for Credit Losses
For the Year Ended December 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(101)	(497)
Recoveries	—	—	—	1	78	79
Provision	1,782	1,192	(510)	262	(97)	2,629
Ending Balance	$10,777	$2,623	$1,499	$1,044	$97	$16,040
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

(dollars in thousands)	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$1,699	$—
Commercial and industrial	—	1,280
Commercial construction	—	—
Consumer real estate	1,835	—
Consumer nonresidential	—	—
Total	$3,534	$1,280

The following tables present the recorded investment in loans and evaluation method as of March 31, 2022 and at December 31, 2022, by portfolio segment:

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Credit Losses
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

Allowance for Credit Losses
At December 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Ending Balance
Individually evaluated for impairment	$—	$86	$—	$—	$—	$86
Purchased credit impaired	—	—	—	—	—	—
Collectively evaluated for impairment	10,777	2,537	1,499	1,044	97	15,954
	$10,777	$2,623	$1,499	$1,044	$97	$16,040

Notes to Unaudited Consolidated Financial Statements
(Continued)

Loans Receivable
At December 31, 2022
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

Impaired loans by class excluding purchased credit impaired at December 31, 2022, are summarized as follows:

Impaired Loans – Originated Loan Portfolio

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	1,319	1,329	86	1,604	107
Commercial construction	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer nonresidential	—	—	—	—	—
	$1,319	$1,329	$86	$1,604	$107
December 31, 2022
With no related allowance:
Commercial real estate	$1,703	$1,703	$—	$1,704	$135
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
Consumer real estate	1,041	1,044	—	1,048	34
Consumer nonresidential	—	—	—	—	—
	$2,744	$2,747	$—	$2,752	$169
There were no impaired loans in the acquired loan portfolio at December 31, 2022. No additional funds are committed to be advanced in connection with the impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of March 31, 2023:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$360,116	$96,093	$82,317	$152,305	$213,228	$17,701	$157,398	$—	$1,079,158
Special mention	15,082	694	—	—	—	—	—	—	15,776
Substandard	1,699	—	—	—	—	—	—	—	1,699
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$376,897	$96,787	$82,317	$152,305	$213,228	$17,701	$157,398	$—	$1,096,633
Commercial and Industrial
Grade:
Pass	$7,742	$3,498	$9,773	$17,094	$73,247	$7,518	$96,465	$—	$215,337
Special mention	—	—	—	—	—	—	30	—	30
Substandard	1,241	—	—	—	—	—	39	—	1,280
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$8,983	$3,498	$9,773	$17,094	$73,247	$7,518	$96,534	$—	$216,647
Commercial Construction
Grade:
Pass	$11,815	$4,281	$—	$10,484	$221	$—	$129,101	$—	$155,902
Special mention	124	—	—	—	—	—	—	—	124
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,939	$4,281	$—	$10,484	$221	$—	$129,101	$—	$156,026
Consumer Real Estate
Grade:
Pass	$43,050	$8,358	$10,902	$32,410	$198,609	$18,614	$38,058	$—	$350,001
Special mention	—	—	—	—	757	—	60	—	817
Substandard	865	—	—	—	841	—	129	—	1,835
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$43,915	$8,358	$10,902	$32,410	$200,207	$18,614	$38,247	$—	$352,653
Consumer Nonresidential
Grade:
Pass	$912	$—	$17	$6	$63	$29	$5,137	$—	$6,164
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$912	$—	$17	$6	$63	$29	$5,137	$—	$6,164
Total Recorded Investment	$442,646	$112,924	$103,009	$212,299	$486,966	$43,862	$426,417	$—	$1,828,123

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of March 31, 2023 – Total Loan Portfolio

(In thousands)	Total
Grade:
Pass	$1,806,562
Special mention	16,747
Substandard	4,814
Doubtful	—
Loss	—
Total Recorded Investment	$1,828,123

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2022:
As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$1,077,526	$237,638	$147,436	$320,735	$7,661	$1,790,996
Special mention	6,284	3,350	—	803	—	10,437
Substandard	1,703	1,319	—	1,041	—	4,063
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,085,513	$242,307	$147,436	$322,579	$7,661	$1,805,496
As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,748	$2,913	$503	$17,012	$24	$35,200
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$14,748	$2,913	$503	$17,012	$24	$35,200

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2023, the Company had $16.7 million in loans identified as special mention, an increase from $10.4 million at December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.

Notes to Unaudited Consolidated Financial Statements
(Continued)
At March 31, 2023, the Company had $4.8 million in loans identified as substandard, an increase of $0.7 million from December 31, 2022. The increase in substandard loans was primarily related to the addition of one loan. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2023, an individually assessed allowance for credit losses totaling $107 thousand has been estimated to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at March 31, 2023 and December 31, 2022
As of March 31, 2023

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,801	$—	$390	$2,191	$1,092,743	$1,699	$1,096,633
Commercial and industrial	49	—	—	49	215,318	1,280	216,647
Commercial construction	—	—	124	124	155,902	—	156,026
Consumer real estate	2,351	461	—	2,812	348,871	970	352,653
Consumer nonresidential	21	—	—	21	6,143	—	6,164
Total	$4,222	$461	$514	$5,197	$1,818,977	$3,949	$1,828,123

As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$546	$—	$2,096	$2,642	$1,082,871	$1,085,513	$393	$1,703
Commercial and industrial	512	—	1,319	1,831	240,476	242,307	—	1,319
Commercial construction	—	—	125	125	147,311	147,436	125	—
Consumer real estate	805	—	953	1,758	320,821	322,579	825	128
Consumer nonresidential	—	63	—	63	7,598	7,661	—	—
Total	$1,863	$63	$4,493	$6,419	$1,799,077	$1,805,496	$1,343	$3,150

As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$14,748	$14,748	$—	$—
Commercial and industrial	—	—	—	—	2,913	2,913	—	—
Commercial construction	—	—	—	—	503	503	—	—
Consumer real estate	—	—	—	—	17,012	17,012	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$35,200	$35,200	$—	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)

The following presents nonaccrual loans as of March 31, 2023:

(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$1,699	$—	$1,699	$36
Commercial and industrial	—	1,280	1,280	32
Commercial construction	—	—	—	—
Consumer real estate	970	—	970	5
Consumer nonresidential	—	—	—	—
Total	$2,669	$1,280	$3,949	$73
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2023 and December 31, 2022, respectively.
There were overdrafts of $260 thousand and $1.3 million at March 31, 2023 and December 31, 2022, respectively, which have been reclassified from deposits to loans. At March 31, 2023 and December 31, 2022, loans with a carrying value of $560.2 million and $458.7 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
There were no modifications for borrowers who were experiencing financial difficulty for the quarter ended March 31, 2023. Prior to the adoption of ASU 2022-02, the Company accounted for TDRs as of the valuation date. There were no defaults of TDRs during the twelve months since restructuring for the three months ended March 31, 2022.
There were no loans designated as modifications for borrowers who were experiencing financial difficulty for the quarter ended March 31, 2023. There were no loans designated as TDRs during the three months ended March 31, 2022.

As of December 31, 2022, the Company had a recorded investment in TDRs of $830 thousand.
The concessions made in the TDRs were related to the reduction in the stated interest rate for the remaining life of the debt.

Prior to the adoption of ASC 326, the Company had zero reserves for unfunded commitments as of December 31, 2022. Upon adoption of ASC 326, the Company established a reserve for unfunded commitments of $811 thousand as of January 1, 2023. As of March 31, 2023, the reserve for unfunded commitments increased to $922 thousand.

The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Provision for credit losses - loans	$131	$350
Provision for credit losses - unfunded commitments	111	—
Total provision for credit losses	$242	$350

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 4.    Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2023 and December 31, 2022. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of March 31, 2023, the Company had entered into 15 interest rate swap agreements which are collateralized with $30 thousand in cash. There were 15 interest rate swap agreements outstanding as of December 31, 2022 which were collateralized with $30 thousand in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$73,726	$2,967
Pay Fixed/Receive Variable Swaps	73,726	(2,967)

	December 31, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$74,178	$4,260
Pay Fixed/Receive Variable Swaps	74,178	(4,260)

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
At March 31, 2023 and December 31, 2022, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional amount	$285,000	$145,000
Weighted average pay rate	2.92%	2.12%
Weighted average receive rate	4.72%	4.74%
Weighted average maturity in years	4.20	3.49
Unrealized gain relating to interest rate swaps	$1,236	$4,251

These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At March 31, 2023 and December 31, 2022, the unrealized gain relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2023 and December 31, 2022, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At March 31, 2023 and December 31, 2022, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	March 31, 2023	December 31, 2022
Commitments to grant loans	$55,681	$135,441
Unused commitments to fund loans and lines of credit	258,179	235,617
Commercial and standby letters of credit	6,504	6,503

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
The Company enters into rate lock commitments to finance residential mortgage loans with its customers. These commitments offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $2.2 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

Note 6.    Stock-Based Compensation Plan
The Company’s Amended and Restated 2008 Option Plan (the "Plan"), which is stockholder-approved, was adopted to advance the interests of the Company by providing selected key employees of the Company, their affiliates, and directors with the opportunity to acquire shares of common stock in connection with their service to the Company. In May 2022, the stockholders approved an amendment to the Plan to extend the term and increase the number of shares authorized for issuance under the Plan by 200,000 shares. The Company has granted stock options and restricted stock units under the Plan.
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At March 31, 2023, 156,625 shares were available to grant under the Plan.
No options were granted during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, there were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended March 31, 2022.
A summary of option activity under the Plan as of March 31, 2023 and changes during the three months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2023	1,621,920	$6.82	1.81
Granted	—	—
Exercised	(353,068)	5.73
Forfeited or expired	(20,437)	5.73
Outstanding and Exercisable at March 31, 2023	1,248,415	$7.15	2.06	$3,913,235

(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount changes based on changes in the market value of the Company’s common stock.
As of March 31, 2023, all outstanding stock options granted under the Plan are fully vested and amortized. There was $479 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended March 31, 2023. There was $204 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended March 31, 2022.
Restricted stock units relating to 938 shares were granted during the three months ended March 31, 2023. There were 3,000 restricted stock units granted during the three months ended March 31, 2022. For the three months ended March 31, 2023, there were 3,619 shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant. There were no shares withheld from issuance upon vesting

Notes to Unaudited Consolidated Financial Statements
(Continued)
of restricted stock units in order to cover the cost of the vesting by the participant during the three months ended March 31, 2022.

A summary of the Company’s restricted stock unit grant activity as of March 31, 2023 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	278,245	$14.63
Granted	938	13.51
Vested	(34,428)	14.06
Forfeited	(2,891)	14.27
Balance at March 31, 2023	241,864	$14.66

The compensation cost that has been charged to income for the Plan was $324 thousand and $204 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $2.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 34 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements at March 31, 2023 Using
(In thousands)	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,420	$—	$11,420	$—
Securities of state and local municipalities tax exempt	1,003	—	1,003	—
Securities of state and local municipalities taxable	436	—	436	—
Corporate bonds	18,044	—	18,044	—
SBA pass-through securities	62	—	62	—
Mortgage-backed securities	204,744	—	204,744	—
Collateralized mortgage obligations	3,725	—	3,725	—
Total Available-for-Sale Securities	$239,434	$—	$239,434	$—
Derivative assets - interest rate swaps	2,967	—	2,967	—
Derivative assets - cash flow hedge	1,236	—	1,236	—
Liabilities
Derivative liabilities - interest rate swaps	2,967	—	2,967	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2022 Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,004	$—	$11,004	$—
Securities of state and local municipalities tax exempt	1,376	—	1,376	—
Securities of state and local municipalities taxable	444	—	444	—
Corporate bonds	19,058	—	19,058	—
SBA pass-through securities	67	—	67	—
Mortgage-backed securities	237,434	—	237,434	—
Collateralized mortgage obligations	8,686	—	8,686	—
Total Available-for-Sale Securities	$278,069	$—	$278,069	$—
Derivative assets - interest rate swaps	4,260	—	4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—
Liabilities
Derivative liabilities - interest rate swaps	4,260	—	4,260	—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At March 31, 2023, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).
Impaired Loans (prior to adoption of ASC 326): Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the present value of future cash flows, observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market

Notes to Unaudited Consolidated Financial Statements
(Continued)
valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
(In thousands)	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial and industrial	1,172	—	—	1,172
Total Collateral-dependent loans	$1,172	$—	$—	$1,172

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,233	—	—	$1,233
Total Impaired loans	$1,233	$—	$—	$1,233

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2023 and December 31, 2022:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2023
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial and industrial	$1,172	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Notes to Unaudited Consolidated Financial Statements
(Continued)

Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,233	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and December 31, 2022. Fair values for March 31, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of March 31, 2023, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$13,300	$13,300	$—	$—
Interest-bearing deposits at other institutions	131,643	131,643	—	—
Securities held-to-maturity	264	—	258	—
Securities available-for-sale	239,434	—	239,434	—
Restricted stock	13,705	—	13,705	—
Loans, net	1,809,065	—	—	1,731,451
Bank owned life insurance	55,704	—	55,704	—
Accrued interest receivable	9,914	—	9,914	—

Financial liabilities:
Checking, savings and money market accounts	$1,232,771	$—	$1,232,771	$—
Time deposits	677,615	—	678,305	—
FHLB advances	189,000	—	75,000	—
Subordinated notes	19,579	—	18,763	—
Accrued interest payable	1,739	—	1,739	—
36

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2022, using
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

Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of March 31, 2023 and 2022, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were no anti-dilutive shares for the three months ended March 31, 2023 and 2022.

37

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022

Net income	$621	$6,613

Weighted average number of shares	17,578	17,292

Effect of dilutive securities, restricted stock units and options	718	1,100

Weighted average diluted shares	18,296	18,392

Basic EPS	$0.04	$0.38
Diluted EPS	$0.03	$0.36

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2023 and 2022 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended March 31, 2023	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3,359	$(36,567)
Net unrealized (losses) gains during the period	2,335	(2,212)	123
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive (loss) income, net of tax	5,917	(2,212)	3,705
Balance, end of period	$(34,009)	$1,147	$(32,862)

(In thousands)
Three Months Ended March 31, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(17,679)	508	(17,171)
Other comprehensive (loss) income, net of tax	(17,679)	508	(17,171)
Balance, end of period	$(19,662)	$448	$(19,214)

There were no gains for the three months ended March 31, 2023 and 2022, respectively, that were reclassified from AOCI into income. During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million.

Note 10.    Subordinated Notes
On June 20, 2016, the Company issued $25.0 million of fixed-to-floating rate subordinated notes due June 30, 2026, in a private placement to accredited investors. Interest was payable at 6.00% per annum, from and including June 20, 2016 to, but excluding, June 30, 2021, semi-annually in arrears. From and including June 30, 2021 to the
38

Notes to Unaudited Consolidated Financial Statements
(Continued)
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

Note 11. Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09 ‘‘Revenue from Contracts with Customers’’ ("Topic 606") and all subsequent ASUs that modified Topic 606 in recognizing revenue. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank-owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.
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

34

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(In thousands)	2023	2022
Non-interest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$215	$234
Fees, Exchange, and Other Service Charges	87	91
Other income	54	65
Non-interest Income (in-scope of Topic 606)	356	390
Non-interest Income (out-scope of Topic 606)	(4,983)	1,234
Total Non-interest Income	$(4,627)	$1,624

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2023 and 2022, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended March 31, 2023 or 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$10,835	$2,072
Income taxes	—	—
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	7,703	(22,379)
Unrealized (loss) gain on interest rate swaps	(3,015)	643
Adoption of CECL accounting standard	(2,808)	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	397	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2023 and December 31, 2022 and the results of our operations for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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

•changes in the assumptions underlying the establishment of reserves for expected loan losses;
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
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2022, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.
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
The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for credit losses - loans & reserve for unfunded commitments, allowance for credit losses - securities, and fair value measurements.
Allowance for Credit Losses - Loans & Unfunded Commitments
We maintain the allowance for credit losses at a level that represents management’s best estimate of expected losses in our loan portfolio. We adopted the provisions of the current expected credit losses ("CECL") accounting standard as of January 1, 2023 in accordance with the required implementation date and recorded the impact of the adoption to retained earnings, net of deferred income taxes, as required by the standard. Prior to the adoption of CECL, we utilized an incurred loss model to derive its best estimate of the allowance for credit losses.
Accounting Standards Codification ("ASC") 326 requires that an estimate of CECL be immediately recognized and reevaluated over the contractual life of the financial asset. The allowance for credit losses ("ACL") is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loan portfolio. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously and expected to be charged-off.

Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segmented based on call report code and processed through a cash flow valuation model. In particular, loan-level probability of default ("PD") and severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on peer historical loan-level performance data, are calibrated to incorporate our reasonable and supportable forecast of future losses as well as any necessary qualitative adjustments.

Typically, financial institutions use their historical loss experience and trends in losses for each loan segment which are then adjusted for portfolio trends and economic and environmental factors in determining the allowance for credit losses. Since the Bank’s inception in 2007, we have experienced minimal loss history within our loan portfolio. Due to the fact that limited internal loss history exists to generate statistical significance, we determined it was most prudent to rely on peer data when deriving our best estimate of PD and LGD. As part of our estimation process, we will continue to assess the reasonableness of the data, assumptions, and model methodology utilized to derive our allowance for credit losses.
For each of the modeled loan segments, we generate cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The modeling of expected prepayment speeds is based on internal loan-level historical data. For our cash flow model, we utilize national unemployment for its reasonable and supportable forecasting of expected default. To further adjust the ACL for expected losses not already within the quantitative component of the calculation, we may consider qualitative factors as prescribed in ASC 326.

Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. We record a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to provision for credit loss expense in our Consolidated Statement of Income. The reserve for unfunded commitments is estimated by call report code segmentation as of the valuation date under the CECL model using the same methodologies as portfolio loans taking utilization rates into consideration. The reserve for unfunded commitments is reflected as a liability on our Consolidated Balance Sheet.

While our methodology in establishing the ACL attributes portions of a combined reserve to multiple elements, we believe that the combined allowance of credit losses (which is inclusive of the reserve for unfunded commitments) represents the most appropriate coverage metric for loss absorption purposes.

Our methodology utilized in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in our loan portfolio credit quality, composition, and forecasted economic conditions. The review of the reasonableness and appropriateness of the ACL is reviewed by the CECL Committee for approval as of the valuation date. Additionally, information is provided to the Board of Directors on a quarterly basis along with our consolidated financial statements.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the ACL and the current level of the allowance and reserve on unfunded commitments are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value ("NPV") from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
Allowance for Credit Losses - Securities
We evaluate our available-for-sale and held-to-maturity debt securities portfolios for expected credit losses as of the valuation date under ASC 326. For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of our amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income during the current period. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other driving factors. If our assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss (which represents the difference between the expected cash flows and amortized cost basis), limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
The entire amount of an impairment loss is recognized in earnings only when: (1) we intend to sell the security; or (2) it is more likely than not that we will have to sell the security before recovery of our amortized cost basis; or (3) we do not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.

Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when we believe the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an ACL is recognized in other comprehensive income as a noncredit-related impairment.

As part of our estimation process, we have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheet. Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, we do not recognize an ACL against accrued interest receivable. This approach is consistent with our nonaccrual policy implemented for our loan portfolio.

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of March 31, 2023, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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

LIBOR and Other Benchmark Rates
We have certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to the London Interbank Offered Rate ("LIBOR"). The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for LIBOR and to implement financial benchmark reforms more generally. There continues to be uncertainty regarding the use of alternative reference rates ("ARRs"), which may cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.
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
To facilitate an orderly transition from interbank offered rates and other benchmark rates to ARRs, we have established an enterprise-wide initiative led by senior management. The objective of this initiative is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. We are assessing ASU 2020-04 and its impact on our transition away from LIBOR for our loan and other financial instruments. Uncertainty as to the adoption, market acceptance or availability of SOFR or other ARRs may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.
Results of Operations— Three Months Ended March 31, 2023 and 2022
Overview
We recorded net income of $621 thousand, or $0.03 per diluted common share, for the three months ended March 31, 2023, compared to net income of $6.6 million, or $0.36 per diluted common share, for the three months ended March 31, 2022, a decrease of $6.0 million, or 91%. As previously disclosed in our Form 10-K filed on March 24, 2023, net income for the quarter ended March 31, 2023 includes an after-tax loss totaling $3.6 million from the February sale of $40.3 million in available-for-sale investment securities which was part of a balance sheet repositioning. The proceeds from the securities sale were deployed in part to repay high-cost short-term borrowings totaling $20 million from the Federal Home Loan Bank of Atlanta (“FHLB”) and to fund higher yielding newly originated commercial loans. Further information on this balance sheet restructuring can be found below. Additionally, net income for the first quarter of 2023 includes our portion of losses from our membership interest in ACM, which was $625 thousand, net of tax, compared to income of $707 thousand, net of tax, for the quarter ended March 31, 2022.

Net interest income decreased $1.0 million, or 7%, to $14.0 million for the three months ended March 31, 2023, compared to $15.1 million for the three months ended March 31, 2022. Provision for credit losses of $242 thousand was recorded for the three months ended March 31, 2023, compared to a provision for credit losses of $350 thousand being recorded for the same period of 2022. Non-interest income was a loss of $4.6 million compared to income of $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Non-interest expense was $9.0 million compared to $8.4 million for the three months ended March 31, 2023 and 2022, respectively.

The annualized return on average assets for the three months ended March 31, 2023 and 2022 was 0.11% and 1.30%, respectively. The annualized return on average equity for the three months ended March 31, 2023 and 2022 was 1.21% and 12.63%, respectively.

Commercial bank operating earnings, which exclude the losses on the above-noted securities sales, income or loss from the minority membership interest in ACM, and 2022 merger-related expenses, all net of tax, for the three months ended March 31, 2023 and March 31, 2022 were $4.8 million and $6.0 million, respectively, a decrease of $1.2 million. Commercial bank operating earnings are expected to improve as a result of salary expense reductions, net interest margin improvement from our balance sheet repositioning and reduction of wholesale funding costs, and increased net interest income on newly originated commercial loans. Diluted commercial bank operating earnings per share for the three months ended March 31, 2023 and March 31, 2022 were $0.26 and $0.33, respectively. We consider commercial bank operating earnings a more reflective financial measure of our operating performance than net income. Commercial bank operating earnings is determined by methods other than in accordance with GAAP. A reconciliation of non-GAAP financial measures to their most comparable financial measure in accordance with GAAP can be found in the tables below.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Net income (as reported)	$621	$6,613
Add: Merger and acquisition expense	—	125
Add: Loss on sale of available-for-sale investment securities	4,592	—
Add (Subtract): Loss (Income) from minority membership interest	801	(912)
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	(1,186)	177
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$4,828	$6,003
Earnings per share - basic (GAAP net income)	0.04	0.38
Earnings per share - Non-GAAP expenses including provision for income taxes	0.23	(0.03)
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.27	$0.35
Earnings per share - diluted (GAAP net income)	$0.03	$0.36
Earnings per share - Non-GAAP expenses including provision for income taxes	0.23	(0.03)
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.26	$0.33
Return on average assets (GAAP net income)	0.11%	1.30%
Non-GAAP expenses including provision for income taxes	0.74%	(0.12)%
Return on average assets (non-GAAP core bank operating earnings)	0.85%	1.18%
Return on average equity (GAAP net income)	1.21%	12.63%
Non-GAAP expenses including provision for income taxes	8.19%	(1.17)%
Return on average equity (non-GAAP core bank operating earnings)	9.40%	11.46%

First Quarter Balance Sheet Repositioning

We review our balance sheet and interest rate sensitivity on an ongoing basis as part of our asset/liability risk management process. During February 2023, with the expectation of continued increases in short-term interest rates during 2023, we modeled various scenarios to improve balance sheet efficiency, reduce cost of funds, and improve margin and capital ratios. Because of the long-term value of this analysis, we executed a repositioning strategy through the sale of a portion of U.S. government agency low-yielding mortgage-backed investment securities available-for-sale at a one-time loss. The proceeds of this strategy were used to repay high cost short-term FHLB advances and to fund higher yielding newly originated commercial loans. During late February, we sold $40.3 million in investment securities available-for-sale, or 12% of the portfolio, for an after-tax loss of $3.6 million. This transaction was neutral to shareholders’ equity and tangible book value, as the loss recorded was already reflected in accumulated other comprehensive loss. The balance sheet repositioning is accretive to net interest income, net interest margin and return on average assets in future periods. For the quarter ended March 31, 2023, net interest margin improved 5 basis points as a result of this repositioning.

Additionally, during the first quarter of 2023, we fixed $150 million of wholesale funding through the execution of pay-fixed/receive-floating interest rate swaps. The interest rate swaps have a weighted average rate of 3.50%, have a maturity of five years, and are designated against a mix of FHLB advances and brokered certificates of deposits. Classified as cash flow hedges, the market value fluctuations will not impact future earnings, but will impact accumulated other comprehensive loss. For the quarter ended March 31, 2023, net interest margin improved 5 basis points as a result of the reduction in wholesale funding costs.

We will continue to evaluate other balance sheet opportunities that would improve operating efficiency, cost of funds, and net interest margin as conditions warrant.

Minority Investment in Mortgage Banking Operation

In August 2021, we acquired a membership interest in ACM for $20.4 million, or 0.01% of total assets, to diversify our loan portfolio while providing competitive residential mortgage products to our customers as well as generate additional revenue. Our investment in ACM is reflected as a nonconsolidated minority investment, and as such, the income generated from the investment is included in non-interest income. For the first quarter of 2023, we reported a pre-tax loss of $801 thousand compared to a pre-tax loss of $1.4 million during the quarter ended December 31, 2022 related to our investment in ACM. ACM has benefited from its disciplined expense reduction initiatives coupled with its strategic investments in recruiting and new branch acquisition, which has resulted in a decrease in ACM’s operating losses by 30% for the first quarter of 2023 when compared to the fourth quarter of 2022.

During the first quarter, ACM implemented additional expense reductions of operations and corporate support staff resulting in reductions of total fixed expenses of 22% year-over-year as of March 31, 2023. ACM has experienced significant increases in new business activity and volume due to a 27% increase in mortgage originators year-over-year as of March 31, 2023. New funded volume for the first quarter of 2023 totaled $358 million, an increase of 13% from the previous quarter, and reflects substantial increases month over month within the first quarter of 2023, with March posting the highest monthly funding volume since July 2022.

ACM experienced increases in prequalification applications of 79% during the first quarter of 2023 compared with the fourth quarter of 2022, and an 18% increase from the same prior year quarter, despite the overall mortgage industry decline in existing home sales and mortgage origination market volumes. New applications and rate locks during the first quarter of 2023 increased 51%, and ACM’s locked pipeline increased 74% when comparing the first quarter of 2023 to the fourth quarter of 2022.

ACM’s growth strategy includes continued growth in markets outside of the Washington, D.C. metropolitan area. Applications in areas outside of the Washington, D.C. metropolitan area are up 50% for the first quarter of 2023 compared to the year ago quarter and prequalification applications more than doubled over that same time period.

While headwinds from higher interest rates and lack of housing inventory are expected to weigh on the mortgage industry through 2023, we believe ACM is well positioned to weather this market downturn and to generate future growth and earnings.

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	2023			2022
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,098,243	$12,680	4.62%	$914,106	$9,428	4.13%
Commercial and industrial	223,692	3,821	6.83%	175,881	1,844	4.19%
Paycheck protection program	1,195	22	7.32%	19,421	285	5.87%
Commercial construction	153,534	2,639	6.87%	180,388	2,149	4.76%
Consumer residential	347,554	4,074	4.69%	175,207	1,733	3.96%
Consumer nonresidential	6,752	160	9.45%	9,335	168	7.18%
Total loans (1)	1,830,970	23,396	5.11%	1,474,338	15,607	4.23%

Investment securities (2)	312,114	1,391	1.78%	351,318	1,491	1.70%
Restricted stock	15,256	247	6.47%	6,157	82	5.32%
Deposits at other financial institutions and federal funds sold	26,206	302	4.68%	108,224	45	0.17%

Total interest-earning assets and interest income	2,184,546	25,336	4.64%	1,940,037	17,225	3.55%

Noninterest-earning assets:
Cash and due from banks	4,805			10,824
Premises and equipment, net	1,208			1,563
Accrued interest and other assets	94,678			99,522
Allowance for credit losses	(17,044)			(13,852)
Total assets	$2,268,193			$2,038,094

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$519,770	$2,915	2.27%	$696,460	$997	0.58%
Savings and money markets	295,192	1,503	2.06%	315,695	348	0.45%
Time deposits	299,054	2,152	2.92%	184,605	442	0.97%
Wholesale deposits	251,593	2,211	3.56%	35,000	43	0.50%
Total interest - bearing deposits	1,365,609	8,781	2.61%	1,231,760	1,830	0.60%

Other borrowed funds	250,827	2,539	4.10%	44,515	342	3.12%

Total interest-bearing liabilities and interest expense	1,616,436	11,320	2.84%	1,276,275	2,172	0.69%

Noninterest-bearing liabilities:
Demand deposits	419,833			526,239
Other liabilities	26,408			26,098
Common stockholders' equity	205,516			209,482
Total liabilities and stockholders' equity	$2,268,193			$2,038,094

Net interest income and net interest margin		$14,016	2.60%		$15,053	3.15%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $499 thousand and $848 thousand for the three months ended March 31, 2023 and 2022, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for March 31, 2023 and 21% for March 31, 2022.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2023.

Rate and Volume Analysis
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,911	$1,341	$3,252
Commercial and industrial	499	1,478	1,977
Paycheck protection program	(267)	4	(263)
Commercial construction	(320)	810	490
Consumer residential	1,708	633	2,341
Consumer nonresidential	(46)	38	(8)
Total loans (1)	3,485	4,304	7,789

Investment securities (2)	(165)	65	(100)
Restricted stock	121	44	165
Deposits at other financial institutions and federal funds sold	(38)	295	257

Total interest income	3,403	4,708	8,111

Interest expense:

Interest - bearing deposits:
Interest checking	(252)	2,170	1,918
Savings and money markets	(14)	1,169	1,155
Time deposits	273	1,437	1,710
Wholesale deposits	273	1,895	2,168
Total interest - bearing deposits	280	6,671	6,951

Other borrowed funds	1,591	606	2,197
Total interest expense	1,871	7,277	9,148

Net interest income	$1,532	$(2,569)	$(1,037)

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for March 31, 2023 and 21% for March 31, 2022.

Net interest income totaled $14.0 million, a decrease of $1.1 million, or 7%, for the quarter ended March 31, 2023, compared to the year ago quarter. The decrease in net interest income for the three months ended March 31, 2023 compared to the quarter ended March 31, 2022 is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy coupled with the need to meet intense competition from market area banks, brokerages and the U.S. Treasury.

Average earning assets increased $244.5 million to $2.18 billion during the first quarter of 2023 as compared to $1.94 billion for the same period of 2022, primarily related to average growth in our loan portfolio of $356.6 million for the first quarter of 2023 as compared to the same period of 2022. Loan interest income during the first quarter of 2023 increased due to both loan growth and an increase in yields earned on the portfolio. The average balance of the investment securities portfolio decreased $39.2 million to $312.1 million for the three months ended March 31, 2023 as compared to $351.3 million for the same period of 2022, which contributed to a decrease in interest income of $165 thousand offset by an increase in interest income of $65 thousand for the increase in the average yield of the portfolio, for the three months ended March 31, 2023 as compared to the same period of 2022. Average deposits at other financial institutions and federal funds sold decreased $82.0 million to $26.2 million from $108.2 million for the same period of 2022.

Total average interest-bearing deposits increased $133.8 million to $1.37 billion for the three months ended March 31, 2023 compared to $1.23 billion for the three months ended March 31, 2022. Average noninterest-bearing deposits decreased $106.4 million to $419.8 million for the three months ended March 31, 2023 compared to $526.2 million for the same period in 2022. Average wholesale deposits increased $216.6 million to $251.6 million for the three months ended March 31, 2023 compared to $35.0 million for the same period in 2022. Average other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased $206.3 million to $250.8 million at March 31, 2023 compared to $44.5 million at March 31, 2022.

The yield on interest-earning assets increased 109 basis points to 4.64% for the three months ended March 31, 2023, compared to 3.55% for the same period of 2022. The average yield of the loan portfolio for the three month periods ended March 31, 2023 and 2022 was 5.11% and 4.23%, respectively. The cost of interest-bearing deposits increased 201 basis points to 2.61% for the three months ended March 31, 2023, compared to 0.60% for the same period of 2022, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates.

Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2023 and 2022 was 2.60% and 3.15%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2023 compared to 2022, a result of the rising rate environment. Margin compression slowed and began to improve intra-quarter primarily because of the securities sales and through our execution of $150 million in additional pay-fixed/receive-floating interest rate swaps. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2023 and 2022.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
GAAP Financial Measurements:
Interest income:
Loans	$23,396	$15,607
Deposits at other financial institutions and federal funds sold	302	45
Investment securities available‑for‑sale	1,388	1,488
Investment securities held‑to‑maturity	1	1
Restricted stock	247	82
Total interest income	25,334	17,223
Interest expense:
Interest‑bearing deposits	8,781	1,830
Other borrowed funds	673	342
Total interest expense	9,454	2,172
Net interest income	$15,880	$15,051
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	2
Total tax benefit on tax-exempt interest income	$2	$2
Tax equivalent net interest income	$15,882	$15,053

Provision Expense and Allowance for Credit Losses
Our policy is to maintain the allowance for credit losses at a level that represents our best estimate of expected losses in the loan portfolio as of the valuation date. Both the amount of the provision and the level of the allowance for credit losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. We adopted CECL as of January 1, 2023 in accordance with the required implementation date and recorded the impact of the adoption to retained earnings, net of deferred income taxes, as required by the standard. Note that prior to the adoption of CECL, we utilized an incurred loss model to derive our best estimate of the allowance for loan losses.
As a result of the adoption of CECL, reserves for credit losses increased $3.7 million and consisted of increases to the allowance for credit losses as well as an increase in reserves for unfunded commitments (referred to as combined ACL herein). For the most recent quarter, subsequent to the aforementioned adoption, we recorded a total provision for credit losses of $242 thousand compared to a $350 thousand provision for the three months ended March 31, 2022. The provision recorded during the most recent period is primarily related to fluctuation in quantitative metrics referenced as part of our qualitative factor analysis as of the valuation date. We continue to lend to well-established and relationship-driven borrowers and have a proven track record of low historical credit losses.
We continue to maintain our disciplined credit guidelines during the current rising rate environment. We proactively monitor the impact of rising interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics remained strong for the first quarter of 2023 with reserves on the individually evaluated portfolio marginally increasing to $107 thousand as of March 31, 2023, up from $86 thousand as of December 31, 2022, and down from $138 thousand at March 31, 2022 as a result of valuation adjustments. We recorded net recoveries of $23 thousand during the first quarter of 2023 and net charge-offs of $415 thousand for same period of 2022.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The combined allowance for credit losses, which includes our reserve for unfunded commitments, at March 31, 2023 was $20.0 million compared to $16.0 million at December 31, 2022. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs and excluding Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, was 1.09% at March 31, 2023, compared to 0.87% at December 31, 2022.
Noninterest Income
The following table provides detail for non-interest income for the three months ended March 31, 2023 and 2022.
Non-Interest Income
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended March 31,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$215	$234	$(19)	(8.1)%
Fees on loans	77	84	(7)	(8.3)%
BOLI income	332	238	94	39.5%
(Loss) income from minority membership interest	(801)	912	(1,713)	(187.8)%
Loss on sale of available-for-sale securities	(4,592)	—	(4,592)	(100.0)%
Other fee income	142	156	(14)	(9.0)%
Total non‑interest income	$(4,627)	$1,624	$(6,251)	(384.9)%

Non-interest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income for the three months ended March 31, 2023 was a loss of $4.6 million compared to a loss of $10 thousand for the linked quarter ended December 31, 2022 and income of $1.6 million for the quarter ended March 31, 2022. During the most recent quarter, we completed a balance sheet repositioning and sold $40.3 million in available-for-sale investment securities for a loss totaling $4.6 million. Additionally, we recorded a loss of $801 thousand associated with our minority investment in ACM during the first quarter of 2023.
Fee income from loans was $77 thousand for the quarter ended March 31, 2023, compared to $84 thousand for the first quarter of 2022. Service charges on deposit accounts and other fee income totaled $357 thousand for the first quarter of 2023, a decrease of $33 thousand from the year ago quarter. Income from BOLI increased $94 thousand to $332 thousand for the three months ended March 31, 2023, compared to $238 thousand for the same period of 2022, as we purchased additional BOLI totaling $15 million during the second quarter of 2022.
Non-interest Expense

The following table reflects the components of non-interest expense for the three months ended March 31, 2023 and 2022.
Non-Interest Expense
For The Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended March 31,		Change from Prior Year
	2023	2022	Amount	Percent
Salaries and employee benefits	$5,015	$4,978	$37	0.7%
Occupancy and equipment expense	965	840	125	14.9%
Data processing and network administration	622	542	80	14.8%
State franchise taxes	584	509	75	14.8%
Audit, legal and consulting fees	184	361	(177)	(48.9)%
Merger and acquisition expense	—	125	(125)	(100.0)%
Loan related expenses	271	47	224	476.6%
FDIC insurance	180	180	—	—%
Marketing, business development and advertising	154	88	66	75.0%
Director fees	180	180	—	—%
Postage, courier and telephone	49	51	(2)	(3.9)%
Internet banking	224	143	81	56.6%
Dues, memberships & publications	65	48	17	35.4%
Bank insurance	122	109	13	11.9%
Printing and supplies	51	32	19	59.4%
Bank charges	20	28	(8)	(28.6)%
State assessments	49	31	18	58.1%
Core deposit intangible amortization	55	70	(15)	(21.4)%
Tax credit amortization	32	—	32	100.0%
Other operating expenses	188	80	108	135.0%
Total non‑interest expense	$9,010	$8,442	$568	6.7%

Non-interest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Non-interest expense was $9.0 million and $8.4 million for the three month periods ended March 31, 2023 and 2022, respectively. Salaries and benefits expense was $5.0 million for each of the first quarters of 2023 and 2022. Included in salaries and benefits expense is approximately $100 thousand related to severances paid to employees during the first quarter of 2023. Staffing changes made year-to-date are expected to result in annualized savings of approximately $1.0 million. Occupancy and equipment expense increased $125 thousand compared to the quarter ended March 31, 2022 primarily as a result of an increase in amortization of newly implemented business development solutions. Legal expenses related to loan workouts increased $224 thousand for the first quarter of 2023 when compared to the year ago quarter in a continued effort to mitigate credit risk and potential loss. The Company expects to recover these loan legal expenses later in 2023.
Income Taxes
We recorded a benefit for income taxes of $486 thousand for the three months ended March 31, 2023, compared to a provision for income taxes of $1.3 million for the same period in 2022. The effective tax rate for each of the three months ended March 31, 2023 and 2022 was less than the Company's combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercised of nonqualified stock options during the aforementioned periods.

Discussion and Analysis of Financial Condition
Overview
Total assets were $2.35 billion at March 31, 2023, an increase of $4.7 million, or 0.2%, compared to $2.34 billion at December 31, 2022. Investment securities were $239.7 million at March 31, 2023, a decrease of $38.6 million, from $278.3 million at December 31, 2022, primarily as a result of the aforementioned sale of available-for-sale investment securities. Total deposits increased $80.2 million, or 4%, to $1.91 billion at March 31, 2023 compared to December 31, 2022. From time to time, we may use other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. At March 31, 2023 and December 31, 2022, we had federal funds purchased totaling $0 and $30.0 million, respectively. The Bank had FHLB advances of $189.0 million and $235.0 million at March 31, 2023 and December 31, 2022, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of March 31, 2023 and December 31, 2022.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.83 billion at March 31, 2023 and $1.84 billion at December 31, 2022, a decrease of $12.3 million, or 0.7%. During the first quarter of 2023, new loan originations totaled $61.0 million and repayments of loans and lines of credit totaled $73.3 million.
Commercial real estate loans totaled $1.10 billion at both March 31, 2023 and December 31, 2022. As of March 31, 2023, commercial real estate loans represented 60% of the Company's total gross loans receivable. Owner-occupied commercial real estate loans were $194.1 million at March 31, 2023 compared to $206.8 million at December 31, 2022. Nonowner-occupied commercial real estate loans were $905.4 million at March 31, 2023 compared to $893.2 million at December 31, 2022. Commercial construction loans totaled $156.8 million at March 31, 2023, an increase of $8.8 million, or 6%, from $147.9 million at December 31, 2022, and comprised 9% of total gross loans receivable. Of the $156.8 million in construction loans at March 31, 2023, $43.8 million are collateralized by land and only $5.5 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio).
The following table presents the composition of our loans receivable portfolio at March 31, 2023 and December 31, 2022.
Loans Receivable
At March 31, 2023 and December 31, 2022
(Dollars in thousands)

	March 31, 2023	December 31, 2022
Commercial real estate	$1,099,471	$1,100,261
Commercial and industrial	216,692	243,232
Paycheck protection program	627	1,988
Commercial construction	156,757	147,939
Consumer real estate	348,070	339,591
Consumer nonresidential	6,164	7,685

Gross loans	1,827,781	1,840,696

Less:
Allowance for credit losses	19,058	16,040
Unearned income and (unamortized premiums), net	(342)	262

Loans receivable, net	$1,809,065	$1,824,394

Asset Quality

Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $4.4 million and $4.5 million at March 31, 2023 and December 31, 2022, respectively. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $107 thousand and $86 thousand at March 31, 2023 and December 31, 2022, respectively. Our ratio of nonperforming loans to total assets was 0.19% at each of March 31, 2023 and December 31, 2022. We had no other real estate owned and there were no modifications for borrowers who were experiencing financial difficulty for the quarters ended March 31, 2023.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2023, we had $16.7 million in loans identified as special mention, an increase from $10.4 million from December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contract. The increase from December 31, 2022 was primarily related to three relationships comprising of s loans being downgraded totaling $9.6 million offset by one relationship comprising of two loans paying off totaling $3.3 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2023, we had $4.8 million in loans identified as substandard, an increase of $736 thousand from December 31, 2022. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2023, individual reserves on loans totaling $107 thousand has been allocated within the allowance for credit losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs (recoveries) to average loans receivable of (0.01%) for the three months ended March 31, 2023, compared to 0.11% for the three months ended March 31, 2022. The following tables provide additional information on our asset quality for the periods presented.

Nonperforming Assets
At March 31, 2023 and December 31, 2022
(Dollars in thousands)

	March 31, 2023	December 31, 2022
Nonperforming assets:
Nonaccrual loans	$3,932	$3,150
Loans contractually past‑due 90 days or more and still accruing	514	1,343
Total nonperforming loans (NPLs)	$4,446	$4,493
Total nonperforming assets (NPAs)	$4,446	$4,493

NPLs/Total Assets	0.19%	0.19%
NPAs/Total Assets	0.19%	0.19%
Allowance for credit losses/NPLs	428.64%	357.00%
Combined allowance for credit losses/NPLs	449.41%	357.00%

We are closely and proactively monitoring the effects of the recent market activity experienced. Our commercial real estate loan portfolio totaled $1.10 billion, or 60% of total loans, net of fees, at each of March 31, 2023 and December 31, 2022. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling

$101.6 million, or 6% of total loans, and retail shopping centers totaling $264.9 million, or 15% of total loans, at March 31, 2023. Multi-family commercial properties totaled $188.2 million, or 10% of total loans, at March 31, 2023. The following table provides further stratification of these asset classes as of March 31, 2023 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	69%	5	$6,579	50%	5	$4,204	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	1	$2,836	$13,619
Office, Class B	49%	38	16,365	48%	31	62,518		—	—	78,883
Office, Class C	45%	8	3,567	44%	10	4,703		1	806	9,076
Subtotal		51	$26,511		46	$71,425		2	$3,642	$101,578	5.56%

Retail- Neighborhood/Community Shop		—	$—	44%	32	$87,630	Prince George's County, Maryland, Fairfax County, Virginia and Washington, D.C.	2	$9,455	$97,085
Retail- Restaurant	59%	9	8,367	46%	17	36,352		—	—	44,719
Retail- Single Tenant	61%	5	2,049	42%	22	38,326		—	—	40,375
Retail- Anchored,Other	72%	2	2,091	52%	11	37,122		1	1,559	40,772
Retail- Grocery-anchored		—	—	43%	7	41,310		1	654	41,964
Subtotal		16	$12,507		89	$240,740		4	$11,668	$264,915	14.50%

Multi-family, Class A (Market)		—	$—	28%	1	$—	Washington, D.C., Baltimore City, Maryland and Arlington County, Virginia	1	$737	$737
Multi-family, Class B (Market)		—	—	63%	21	78,813		—	—	78,813
Multi-family, Class C (Market)		—	—	58%	58	72,097		2	4,855	76,952
Multi-Family-Affordable Housing		—	—	54%	23	27,536		1	4,116	31,652
Subtotal		—	$—		103	$178,446		4	$9,708	$188,154	10.29%
										$554,647	30.35%

1) Loan-to-value is determined at origination date against current bank owned principal.
2) Bank owned principal not adjusted for deferred fees or costs.
3) Debt service coverage policy is 1.20x or greater required at origination date.
The loans shown in the above table exhibit strong credit quality with only one loan that was classified at March 31, 2023, totaling $1.7 million, out of $554.6 million in these loan categories. During our assessment of the allowance for credit losses, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination, we have appropriately reserved for expected credit concerns in the event of a downturn in economic activity.
At March 31, 2023 and December 31, 2022, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
Unexpected changes in economic growth could adversely affect our loan portfolio, including causing increases in delinquencies and default rates, which would adversely impact our charge-offs, allowance for credit losses, and provision for credit losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

See “Critical Accounting Policies” above for more information on our allowance for credit losses methodology.
The following tables present additional information pertaining to the activity in and allocation of the allowance for credit losses by loan type and the percentage of the loan type to the total loan portfolio. The allocation of the allowance for credit losses to a category of loans is not necessarily indicative of future losses or charge-offs, and does not restrict the use of the allowance to any specific category of loans.
Allowance for Credit Losses
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended March 31,
	2023		2022
	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	1	—%	(396)	(0.10)%
Consumer residential	1	—%	—	—%
Consumer nonresidential	21	—%	(19)	(0.01)%
Total	$23	0.01%	$(415)	(0.11)%
Average loans outstanding during the period	$1,830,970		$1,474,338
Allowance for credit losses to loans receivable, net of fees	1.04%		0.91%
Allowance for credit losses to loans receivable, net of fees, excluding PPP	1.04%		0.92%
Combined allowance for credit losses to loans receivable, net of fees	1.09%		0.91%
Combined allowance for credit losses to loans receivable, net of fees, excluding PPP	1.09%		0.92%

Allocation of the Allowance for Credit Losses
At March 31, 2023 and December 31, 2022
(Dollars in thousands)

	March 31,		December 31,
	2023		2022
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$11,324	60.15%	$10,777	59.77%
Commercial and industrial	2,596	11.86%	2,623	13.21%
Paycheck protection program	—	0.03%	—	0.11%
Commercial construction	1,698	8.58%	1,499	8.04%
Consumer real estate	3,374	19.04%	1,044	18.45%
Consumer nonresidential	66	0.34%	97	0.42%
Total allowance for credit losses	$19,058	100.00%	$16,040	100.00%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of March 31, 2023 and December 31, 2022 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $239.7 million at March 31, 2023, a decrease of $38.6 million, or 13.9%, from $278.3 million at December 31, 2022, primarily as a result of the $40.3 million of available-for-sale securities sold in February 2023, principal paydowns of $5.9 million, and a decrease in the portfolio's unrealized losses of $7.7 million.
As of March 31, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $143.9 million and $108.7 million at March 31, 2023 and December 31, 2022, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of March 31, 2023, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized in our investment securities portfolio as of March 31, 2023.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At March 31, 2023, we owned $4.4 million in FRB stock and $9.2 million in FHLB stock. At December 31, 2022, we owned $4.4 million in FRB stock and $11.1 million in FHLB stock.
The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at March 31, 2023 and December 31, 2022.
Investment Securities by Stated Yields
At March 31, 2023 and December 31, 2022
(Dollars in thousands)

	At March 31, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.47%
Corporate bonds	—	9.42%	4.09%	—	4.35%
Mortgaged‑backed securities	—	2.30%	3.12%	1.58%	1.59%
Total available‑for‑sale securities	—	5.69%	3.02%	1.59%	1.79%
Total investment securities	—	5.31%	2.81%	1.56%	1.79%

	At December 31, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	6.02%	4.09%	—	4.27%
Mortgaged‑backed securities	—	2.09%	2.48%	1.57%	1.62%
Total available‑for‑sale securities	—	3.73%	2.84%	1.57%	1.79%
Total investment securities	—	3.65%	2.51%	1.57%	1.79%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the three months ended March 31, 2023 and 2022.

Average Deposits Balance
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	March 31, 2023		March 31, 2022
Noninterest bearing demand	$419,833	23.51%	$526,239	29.93%
Interest-bearing deposits
Interest checking	519,770	29.12%	696,460	39.62%
Savings and money markets	295,192	16.53%	315,695	17.96%
Certificates of deposits, $100,000 to $249,999	48,349	2.71%	46,108	2.62%
Certificates of deposits, $250,000 or more	250,705	14.04%	138,497	7.88%
Other time deposits	251,593	14.09%	35,000	1.99%
Total	$1,785,442	100.00%	$1,757,999	100.00%

Total deposits increased $80.2 million, or 4%, to $1.91 billion at March 31, 2023 from $1.83 billion at December 31, 2022. Noninterest-bearing deposits were $425.8 million at March 31, 2023, or 22% of total deposits.

Wholesale deposits were $313.4 million at March 31, 2023 compared to $248.0 million at December 31, 2022. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation (“FDIC”) insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2023 and December 31, 2022, we had $189.9 million and $117.6 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of March 31, 2023, the estimated amount of total uninsured deposits was $621.8 million, or 32.5% of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at March 31, 2023.
Certificates of Deposit Greater than $250,000
At March 31, 2023
(Dollars in thousands)

March 31, 2023
Three months or less	$77,016
Over three months through six months	32,297
Over six months through twelve months	72,344
Over twelve months	53,570
$235,227

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $208.6 million at March 31, 2023 compared to $284.6 million at December 31, 2022. Subordinated debt was $19.6 million at both March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, federal funds purchased was $0 and $30.0 million, respectively. For March 31, 2023 and December 31, 2022, FHLB advances totaled $189.0 million and $235.0 million, respectively.

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
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2023 and December 31, 2022.
Shareholders’ equity at March 31, 2023 was $204.2 million, an increase of $1.8 million, or 1%, compared to $202.4 million at December 31, 2022. During the first quarter of 2023, retained earnings decreased $2.8 million primarily as a result of the adoption of CECL on January 1, 2023.

Total shareholders’ equity to total assets for March 31, 2023 and December 31, 2022 was 8.7% and 8.6%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2023 and December 31, 2022 was $11.53 and $11.58, respectively.
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
The following tables show the minimum capital requirements and the Bank's capital position at March 31, 2023 and December 31, 2022.
Bank Capital Components
At March 31, 2023 and December 31, 2022
(Dollars in thousands)

	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized Under Prompt Corrective Action (1)
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2023
Total risk-based capital	$258,808	13.53%	$200,882	>	10.50%	$191,316	>	10.00%
Tier 1 risk-based capital	238,827	12.48%	162,619	>	8.50%	153,053	>	8.00%
Common equity tier 1 capital	238,827	12.48%	133,921	>	7.00%	124,355	>	6.50%
Leverage capital ratio	238,827	10.38%	90,497	>	4.00%	113,122	>	5.00%
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	>	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	>	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	>	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	>	4.00%	109,867	>	5.00%
(1) Includes capital conservation buffer.

Tangible Book Value
At March 31, 2023 and December 31, 2022
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
Total stockholders’ equity (GAAP)	$204,156	$202,382
Less: goodwill and intangibles, net	(7,735)	(7,790)
Tangible Common Equity (non-GAAP)	$196,421	$194,592

Book value per common share (GAAP)	$11.53	$11.58
Less: intangible book value per common share	(0.44)	(0.44)
Tangible book value per common share (non-GAAP)	$11.09	$11.14

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of March 31, 2023, estimated uninsured deposits for the Bank improved to 32.5% of total deposits from 39.7% at December 31, 2022.
In addition to deposits, we have access to the various wholesale funding markets. These markets include the brokered certificate of deposit market and the federal funds market. We are a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits. As part of our membership with the IntraFi Network, we have one-way authority for both their CDARs and ICS products which provides the Bank the ability to access additional wholesale funding as needed. We also maintain secured lines of credit with the FRB and the FHLB for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.
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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $384.4 million at March 31, 2023, or 16% of total assets, an increase from $359.6 million, or 15%, at December 31, 2022. As of March 31, 2023 and December 31, 2022, $143.9 million and $108.7 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits. We held investments that are classified as held-to-maturity in the amount of $264 thousand at March 31, 2023. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at March 31, 2023 was approximately $190.2 million. Borrowing capacity with the FRB was approximately $84.7 million at March 31, 2023. We have the ability to access the Federal Reserve's new Bank Term Funding Program ("BTFP"), which would increase borrowing capacity by $15.6 million. We did not access the BTFP facility during the first quarter of 2023. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $250.0 million available to us, of which none were used at March 31, 2023. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements. As of March 31, 2023, our liquidity position was significantly in excess of its estimated uninsured deposits at 123%.
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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. We evaluate each customer’s credit worthiness on a case-by-case basis and require collateral to support financial instruments when deemed necessary. The amount of collateral obtained upon extension of credit is based on our evaluation of the counterparty. Collateral held varies but may include deposits held by us, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
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
With the exception of these off-balance sheet arrangements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, changes in financial condition, revenue, expenses, capital expenditures, or capital resources, that is material to our business.
At March 31, 2023 and December 31, 2022, unused commitments to fund loans and lines of credit totaled $258.2 million and $235.6 million, respectively. Commercial and standby letters of credit totaled $6.5 million for the quarters ended March 31, 2023 and December 31, 2022.
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
The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. There were changes in our internal control over financial reporting that occurred during our last fiscal quarter related to the adoption of ASC 326 that materially affected, or are likely to materially affect, our internal control over financial reporting. These changes were considered to be designed and operating effectively for the quarter ended March 31, 2023.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)On March 16, 2023, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2022, post split effective January 31, 2023. The Repurchase Program will expire on March 31, 2024, subject to earlier termination of the program by the Board of Directors. During the first quarter of 2023, the Company acquired 90,952 shares at an average price of $13.42 (including commissions) in accordance with the approved share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2023	—	—	—	1,300,000
February 1 - February 28, 2023	66,072	14.06	66,072	1,233,928
March 1 - March 31, 2023	24,880	11.71	24,880	1,313,621
Total	90,952	14.16	90,952	3,847,549

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 11, 2023	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)