Form 10-Q
period 2023-06-30
FVCBankcorp, Inc.
filed 2023-08-11
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,802,148 shares of common stock, par value $0.01 per share, outstanding as of August 11, 2023

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2023 and December 31, 2022
(In thousands, except share data)

			June 30, 2023	December 31, 2022*
			(Unaudited)
Assets
Cash and due from banks			$8,281	$7,253
Interest-bearing deposits at other financial institutions			66,723	74,300
Securities held-to-maturity (fair value of $0.3 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively), net of ACL of $0 at June 30, 2023 and December 31, 2022.			264	264
Securities available-for-sale, at fair value			231,204	278,069
Restricted stock, at cost			4,909	15,612
Loans, net of allowance for credit losses of $19.4 million and $16.0 million at June 30, 2023 and December 31, 2022, respectively			1,884,372	1,824,394
Premises and equipment, net			1,103	1,220
Accrued interest receivable			10,465	9,435
Prepaid expenses			4,894	3,273
Deferred tax assets, net			17,809	18,533
Goodwill and intangibles, net			7,682	7,790
Bank owned life insurance ("BOLI")			56,066	55,371
Operating lease right-of-use assets			9,347	9,680
Other assets			41,253	39,128
Total assets			$2,344,372	$2,344,322

Liabilities
Deposits:
Noninterest-bearing			$436,972	$438,269
Interest-bearing checking, savings and money market			872,508	883,480
Time deposits			778,562	508,413
Total deposits			$2,088,042	$1,830,162

Federal funds purchased			$—	$30,000
Federal Home Loan Bank ("FHLB") advances			—	235,000
Subordinated notes, net of issuance costs			19,592	19,565
Accrued interest payable			2,685	1,269
Operating lease liabilities			10,044	10,394
Reserves for unfunded commitments			801	—
Accrued expenses and other liabilities			12,157	15,550
Total liabilities			$2,133,321	$2,141,940

Commitments and Contingent Liabilities

Stockholders' Equity	2023	2022
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,783,305	17,475,109	178	175
Additional paid-in capital			124,713	123,886
Retained earnings			116,922	114,888
Accumulated other comprehensive (loss), net			(30,762)	(36,567)
Total stockholders' equity			$211,051	$202,382
Total liabilities and stockholders' equity			$2,344,372	$2,344,322

See Notes to Consolidated Financial Statements.
*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$24,986	$17,243	$48,382	$32,850
Interest and dividends on securities held-to-maturity	1	2	3	2
Interest and dividends on securities available-for-sale	1,247	1,503	2,635	2,991
Dividends on restricted stock	125	78	371	161
Interest on deposits at other financial institutions	844	200	1,146	245
Total interest and dividend income	$27,203	$19,026	$52,537	$36,249

Interest Expense
Interest on deposits	$12,012	$1,897	$20,793	$3,727
Interest on federal funds purchased	—	11	11	11
Interest on short-term debt	546	73	2,816	158
Interest on subordinated notes	257	258	515	515
Total interest expense	$12,815	$2,239	$24,135	$4,411

Net Interest Income	$14,388	$16,787	$28,402	$31,838
Provision for credit losses	618	1,185	860	1,535
Net interest income after provision for credit losses	$13,770	$15,602	$27,542	$30,303
Noninterest Income
Service charges on deposit accounts	$232	$230	$447	$464
BOLI income	362	254	694	492
(Loss) income from minority membership interests	20	2	(781)	914
Loss on sale of securities available-for-sale	—	—	(4,592)	—
Other income	277	159	496	399
Total noninterest (loss) income	$891	$645	$(3,736)	$2,269

Noninterest Expenses
Salaries and employee benefits	$5,092	$4,914	$10,107	9,891
Occupancy expense	610	553	1,238	1,153
Internet banking and software expense	583	416	1,144	799
Data processing and network administration	611	550	1,233	1,092
State franchise taxes	584	509	1,169	1,018
Audit, legal and consulting fees	247	288	431	649
Merger and acquisition expense	—	—	—	125
Loan related (benefit)/expenses	116	(59)	388	(12)
FDIC insurance	357	180	537	360
Marketing, business development and advertising	206	89	360	177
Director fees	180	155	360	335
Postage, courier and telephone	47	40	96	91
Core deposit intangible amortization	52	131	107	138
Tax credit amortization	32	—	63	63
Other operating expenses	486	450	980	778
Total noninterest expenses	$9,203	$8,216	$18,213	$16,657
Net income before income tax expense	$5,458	$8,031	$5,593	$15,915
Income tax expense	1,225	1,606	739	2,876
Net income	$4,233	$6,425	$4,854	$13,039
Earnings per share, basic	$0.24	$0.37	$0.28	$0.75
Earnings per share, diluted	$0.23	$0.35	$0.27	$0.71
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$4,233	$6,425	$4,854	$13,039
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax benefit of $651 for the three months ended June 30, 2023, and net of tax expense of $8 for the six months ended June 30, 2023, and net of tax benefit of $2,700 and $7,400 for the three and six months ended June 30, 2022, respectively.	(2,307)	(10,199)	28	(27,878)
Unrealized gain on interest rate swaps, net of tax expense of $1,243 and $621 for the three and six months ended June 30, 2023, respectively,and net of tax expense of $59 and $194 for the three and six months ended June 30, 2022, respectively.	4,407	221	2,195	729
Reclassification adjustment for securities losses realized in income, net of tax expense of $0 and $1,010 for the three and six months ended June 30, 2023, respectively, and $0 for each of the three and six months ended June 30, 2022, respectively.	—	—	3,582	—
Total other comprehensive income (loss)	$2,100	$(9,978)	$5,805	$(27,149)
Total comprehensive income (loss)	$6,333	$(3,553)	$10,659	$(14,110)

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

	2023	2022
Cash Flows From Operating Activities
Net income	$4,854	$13,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207	215
Provision for credit losses	860	1,535
Net amortization of premium of securities	213	333
Net accretion of deferred loan costs and fees	(849)	(1,228)
Net accretion of acquisition accounting adjustments	(421)	(98)
Loss on sale of available-for-sale investment securities	4,592	—
Loss (income) from minority membership interest	781	(914)
Amortization of subordinated debt issuance costs	27	27
Core deposits intangible amortization	107	138
Tax credits amortization	63	63
Equity-based compensation expense	650	452
BOLI income	(694)	(492)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses, and other assets	(5,756)	(4,344)
Increase (decrease) in accrued interest payable, accrued expenses, and other liabilities	854	(2,272)
Net cash provided by operating activities	$5,488	$6,454

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$7,577	$20,158
Purchases of securities available-for-sale	—	(46,160)
Proceeds from sales of securities available-for-sale	35,778	—
Proceeds from redemptions of securities available-for-sale	10,899	20,481
Net redemption (purchase) of restricted stock	10,702	(190)
Net increase in loans	(62,379)	(159,459)
Purchase of bank-owned life insurance	—	(15,000)
Distribution received from minority owned investment	—	1,040
Purchases of premises and equipment, net	(90)	(71)
Net cash (used in) provided by investing activities	$2,487	$(179,201)

Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(12,269)	$56,393
(Decrease) increase in federal funds purchased	(30,000)	115,000
Net decrease in FHLB advances	(235,000)	—
Net increase (decrease) in time deposits	270,142	(12,990)
Repurchase of shares of common stock	(1,448)	—
Taxes from vesting of restricted stock units	(83)	—
Common stock issuance	1,711	1,461
Net cash (used in) provided by financing activities	$(6,947)	$159,864
Net increase (decrease) in cash and cash equivalents	$1,028	$(12,883)
Cash and cash equivalents, beginning of year	7,253	24,613
Cash and cash equivalents, end of period	$8,281	$11,730
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	13,039	—	13,039
Other comprehensive loss	—	—	—	—	(27,149)	(27,149)
Common stock issuance for options exercised, net	215	3	1,458	—	—	1,461
Vesting of restricted stock grants	28	—	—	—	—	—
Stock-based compensation expense	—	—	452	—	—	452
Balance at June 30, 2022	13,971	$140	$123,708	$102,943	$(29,192)	$197,599
Balance at March 31, 2022	13,967	$140	$123,429	$96,518	$(19,214)	$200,873
Net income	—	—	—	6,425	—	6,425
Other comprehensive loss	—	—	—	—	(9,978)	(9,978)
Common stock issuance for options exercised, net	4	—	31	—	—	31
Vesting of restricted stock grants	—	—	—	—	—	—
Stock-based compensation expense	—	—	248	—	—	248
Balance at June 30, 2022	13,971	$140	$123,708	$102,943	$(29,192)	$197,599
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	4,854	—	4,854
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	5,805	5,805
Repurchase of common stock	(116)	(1)	(1,447)	(12)	—	(1,460)
Common stock issuance for options exercised, net	360	4	1,707	—	—	1,711
Vesting of restricted stock grants	64	—	(83)	—	—	(83)
Stock-based compensation expense	—	—	650	—	—	650
Balance at June 30, 2023	17,783	$178	$124,713	$116,922	$(30,762)	$211,051
Balance at March 31, 2023	17,705	$177	$124,152	$112,689	$(32,862)	$204,156
Net income	—	—	—	4,233	—	4,233
Other comprehensive income	—	—	—	—	2,100	2,100
Repurchase of common stock	(25)	—	(228)	—	—	(228)
Common stock issuance for options exercised, net	70	1	500	—	—	501
Vesting of restricted stock grants	33	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	326	—	—	326
Balance at June 30, 2023	17,783	$178	$124,713	$116,922	$(30,762)	$211,051

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
Allowance for Credit Losses
The Company adopted the current expected credit loss model ("CECL") under Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023. The Company recorded a net reduction of retained earnings of $2.8 million upon adoption. The adoption adjustment included an increase in the allowance for credit losses on loans of $2.9 million in addition to an increase of $0.8 million to the reserve for unfunded commitments.

Notes to Unaudited Consolidated Financial Statements
(Continued)
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of June 30, 2023, the Company had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 was effective for the Company on January 1, 2023. ASU 2021-08 resulted in no material impact to the Company's consolidated financial statements.

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,316)	$11,243
Securities of state and local municipalities tax exempt	1,003	—	(4)	999
Securities of state and local municipalities taxable	481	—	(59)	422
Corporate bonds	20,208	—	(2,921)	17,287
SBA pass-through securities	68	—	(6)	62
Mortgage-backed securities	238,450	—	(40,791)	197,659
Collateralized mortgage obligations	4,330	—	(798)	3,532
Total Available-for-sale Securities	$278,099	$—	$(46,895)	$231,204

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,555)	$11,004
Securities of state and local municipalities tax exempt	1,385	—	(9)	1,376
Securities of state and local municipalities taxable	506	—	(62)	444
Corporate bonds	21,212	—	(2,154)	19,058
SBA pass-through securities	74	—	(7)	67
Mortgage-backed securities	282,858	—	(45,424)	237,434
Collateralized mortgage obligations	9,998	—	(1,312)	8,686
Total Available-for-sale Securities	$329,592	$—	$(51,523)	$278,069

As a result of the adoption of ASC 326, no allowance for credit losses was recognized as of June 30, 2023 related to the Company's investment portfolio.
The Company had $2.4 million and $4.1 million in securities pledged with the Federal Reserve Bank of Richmond ("FRB") to collateralize certain municipal deposits at June 30, 2023 and December 31, 2022, respectively. The Company

Notes to Unaudited Consolidated Financial Statements
(Continued)
had $124.7 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at June 30, 2023. There were $104.6 million securities pledged to the Virginia Department of Treasury at December 31, 2022.
The Company monitors the credit quality of held-to-maturity securities through the use of credit rating. The Company monitors credit rating on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at June 30, 2023, aggregated by credit quality indicator:

(In thousands)	Held-to-maturity
June 30, 2023	Securities of state and local municipalities tax exempt
Aa3	$264
Total	$264
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022, respectively. One security was held as of June 30, 2023 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of June 30, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,243	$(2,316)	$11,243	$(2,316)
Securities of state and local municipalities tax exempt	999	(4)	—	—	999	(4)
Securities of state and local municipalities taxable	—	—	422	(59)	422	(59)
Corporate bonds	4,522	(437)	12,015	(2,484)	16,537	(2,921)
SBA pass-through securities			62	(6)	62	(6)
Mortgage-backed securities	2,661	(171)	194,998	(40,620)	197,659	(40,791)
Collateralized mortgage obligations	—	—	3,532	(798)	3,532	(798)
Total	$8,182	$(612)	$222,272	$(46,283)	$230,454	$(46,895)

Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position as of December 31, 2022 are as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,004	$(2,555)	$11,004	$(2,555)
Securities of state and local municipalities tax exempt	1,628	(21)	—	—	1,628	(21)
Securities of state and local municipalities taxable	—	—	444	(62)	444	(62)
Corporate bonds	12,344	(1,119)	5,964	(1,035)	18,308	(2,154)
SBA pass-through securities	—	—	67	(7)	67	(7)
Mortgage-backed securities	26,486	(1,831)	210,948	(43,593)	237,434	(45,424)
Collateralized mortgage obligations	2,601	(238)	6,085	(1,074)	8,686	(1,312)
Total	$43,059	$(3,209)	$234,512	$(48,326)	$277,571	$(51,535)

Securities of U.S. government and federal agencies: The unrealized losses on three available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities tax-exempt: The unrealized loss on two of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. These investments carry an S&P investment grade rating of AA+.
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
Mortgage-backed securities: The unrealized losses on the Company’s investment in 57 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at June 30, 2023.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 12 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at June 30, 2023.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at June 30, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis.

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The amortized cost and fair value of securities as of June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2023
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$252	$2,138	$2,117
After 5 years through 10 years	—	—	34,677	29,338
After 10 years	—	—	241,284	199,749
Total	$264	$252	$278,099	$231,204

For the six months ended June 30, 2023 and 2022, proceeds from principal repayments of securities were $10.9 million and $20.5 million, respectively. During the six months ended June 30, 2023 and 2022, proceeds from sales, calls and maturities of securities were $35.8 million and zero, respectively. There were $4.6 million gross realized losses during the six months ended June 30, 2023 and zero for the six months ended June 30, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Credit Losses
A summary of loan balances by type follows:

June 30, 2023
(In thousands)	Total
Commercial real estate	$1,111,249
Commercial and industrial	253,242
Commercial construction	158,713
Consumer real estate	374,986
Consumer nonresidential	5,624
$1,903,814
Less:
Allowance for credit losses	19,442
Loans, net	$1,884,372

	December 31, 2022
(In thousands)	Originated	Acquired	Total
Commercial real estate	$1,085,513	$14,748	$1,100,261
Commercial and industrial	242,307	2,913	245,220
Commercial construction	147,436	503	147,939
Consumer real estate	322,579	17,012	339,591
Consumer nonresidential	7,661	24	7,685
	$1,805,496	$35,200	$1,840,696
Less:
Allowance for credit losses	16,040	—	16,040
Unearned income and (unamortized premiums), net	262	—	262
Loans, net	$1,789,194	$35,200	$1,824,394

The loan portfolio summary is presented on amortized cost basis as of June 30, 2023. For the year ended December 31, 2022, the loan portfolio is presented at outstanding principal balance.

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

An analysis of the allowance for credit losses for the three and six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022, follows:
Allowance for Credit Losses
For the Three Months Ended June 30, 2023
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$11,324	$2,596	$1,698	$3,374	$66	$19,058
Charge-offs	—	(350)	—	—	(15)	(365)
Recoveries	—	2	—	—	7	9
Provision	(202)	617	4	309	12	740
Ending Balance, June 30,	$11,122	$2,865	$1,702	$3,683	$70	$19,442

Allowance for Credit Losses
For the Six Months Ended June 30, 2023
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	—	(350)	—	—	(15)	(365)
Recoveries	—	3	—	1	28	32
Provision	(153)	137	133	782	(28)	871
Ending Balance, June 30,	$11,122	$2,865	$1,702	$3,683	$70	$19,442

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Credit Losses
For the Three Months Ended June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, April 1	$9,218	$1,987	$1,772	$610	$176	$13,763
Charge-offs	—	—	—	—	(17)	(17)
Recoveries	—	—	—	1	25	26
Provision	849	269	(7)	117	(43)	1,185
Ending Balance June 30	$10,067	$2,256	$1,765	$728	$141	$14,957

Allowance for Credit Losses
For the Six Months Ended June 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(53)	(449)
Recoveries	—	—	—	1	41	42
Provision	1,072	825	(244)	(54)	(64)	1,535
Ending Balance June 30	$10,067	$2,256	$1,765	$728	$141	$14,957

Allowance for Credit Losses
For the Year Ended December 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(101)	(497)
Recoveries	—	—	—	1	78	79
Provision	1,782	1,192	(510)	262	(97)	2,629
Ending Balance December 31	$10,777	$2,623	$1,499	$1,044	$97	$16,040

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

(dollars in thousands)	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$—	$—
Commercial and industrial	—	—
Commercial construction	—	—
Consumer real estate	2,292	—
Consumer nonresidential	—	—
Total	$2,292	$—

The following tables present the recorded investment in loans and evaluation method as of June 30, 2022 and at December 31, 2022, by portfolio segment:
Allowance for Credit Losses
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of June 30, 2023:

(In thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$357,128	$85,980	$80,241	$151,864	$212,934	$61,578	$154,685	$—	$1,104,410
Special mention	5,348	1,491	—	—	—	—	—	—	6,839
Substandard		—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$362,476	$87,471	$80,241	$151,864	$212,934	$61,578	$154,685	$—	$1,111,249
Commercial and Industrial
Grade:
Pass	$7,327	$2,957	$8,834	$16,291	$79,083	$66,194	$72,556	$—	$253,242
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$7,327	$2,957	$8,834	$16,291	$79,083	$66,194	$72,556	$—	$253,242
Commercial Construction
Grade:
Pass	$11,555	$344	$—	$10,464	$—	$709	$135,641	$—	$158,713
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,555	$344	$—	$10,464	$—	$709	$135,641	$—	$158,713
Consumer Real Estate
Grade:
Pass	$41,844	$8,305	$10,410	$29,583	$200,023	$45,668	$36,046	$—	$371,879
Special mention	—	—	—	—	756	—	59	—	815
Substandard	865	—	—	—	837	—	590	—	2,292
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42,709	$8,305	$10,410	$29,583	$201,616	$45,668	$36,695	$—	$374,986
Consumer Nonresidential
Grade:
Pass	$778	$—	$13	$5	$59	$81	$4,688	$—	$5,624
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$778	$—	$13	$5	$59	$81	$4,688	$—	$5,624
Total Recorded Investment	$424,845	$99,077	$99,498	$208,207	$493,692	$174,230	$404,265	$—	$1,903,814

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of June 30, 2023 – Total Loan Portfolio

(In thousands)	Total
Grade:
Pass	$1,893,868
Special mention	7,654
Substandard	2,292
Doubtful	—
Loss	—
Total Recorded Investment	$1,903,814

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2022:
As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$1,077,526	$237,638	$147,436	$320,735	$7,661	$1,790,996
Special mention	6,284	3,350	—	803	—	10,437
Substandard	1,703	1,319	—	1,041	—	4,063
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,085,513	$242,307	$147,436	$322,579	$7,661	$1,805,496
As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,748	$2,913	$503	$17,012	$24	$35,200
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$14,748	$2,913	$503	$17,012	$24	$35,200

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2023, the Company had $7.7 million in loans identified as special mention, a decrease from $10.4 million at December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves management’s close

Notes to Unaudited Consolidated Financial Statements
(Continued)
attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2023, the Company had $2.3 million in loans identified as substandard, a decrease of $1.8 million from December 31, 2022. The increase in substandard loans was primarily related to the addition of one loan. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2023, an individually assessed allowance for credit losses totaling $42 thousand has been estimated to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at June 30, 2023 and December 31, 2022
As of June 30, 2023

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,641	$—	$—	$1,641	$1,109,608	$—	$1,111,249
Commercial and industrial	—	—	—	—	253,242	—	253,242
Commercial construction	—	—	36	36	158,677	—	158,713
Consumer real estate	—	554	—	554	373,005	1,427	374,986
Consumer nonresidential	4	14	—	18	5,606	—	5,624
Total	$1,645	$568	$36	$2,249	$1,900,138	$1,427	$1,903,814

As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$546	$—	$2,096	$2,642	$1,082,871	$1,085,513	$393	$1,703
Commercial and industrial	512	—	1,319	1,831	240,476	242,307	—	1,319
Commercial construction	—	—	125	125	147,311	147,436	125	—
Consumer real estate	805	—	953	1,758	320,821	322,579	825	128
Consumer nonresidential	—	63	—	63	7,598	7,661	—	—
Total	$1,863	$63	$4,493	$6,419	$1,799,077	$1,805,496	$1,343	$3,150

As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$14,748	$14,748	$—	$—
Commercial and industrial	—	—	—	—	2,913	2,913	—	—
Commercial construction	—	—	—	—	503	503	—	—
Consumer real estate	—	—	—	—	17,012	17,012	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$35,200	$35,200	$—	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following presents nonaccrual loans as of June 30, 2023:

(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses		Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—		$—	$—	$—
Commercial and industrial	—		—	—	—
Commercial construction	—		—	—	—
Consumer real estate	1,427		—	1,427	28
Consumer nonresidential	—		—	—	—
Total	$1,427	$1,427	$—	$1,427	$28
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2023 and December 31, 2022, respectively.
There were overdrafts of $233 thousand and $1.3 million at June 30, 2023 and December 31, 2022, respectively, which have been reclassified from deposits to loans. At June 30, 2023 and December 31, 2022, loans with a carrying value of $577.4 million and $458.7 million, respectively, were pledged to the FHLB.

Modifications with Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty ("FDMs"). FDMs occur as a result of loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. FDMs exclude loans held for sale and loans accounted for under the fair value option. Loans with guarantor support, or guaranteed loans are included in the Company's disclosed population of FDMs when those loan modifications are granted to a borrower experiencing financial difficulty.

There were 4 loans of $7.1 million modified during the the six months ended June 30, 2023 with a combination of payment delays and contractual extension to the maturity of the loan. No loans were modified with principal and interest forgiveness or an interest rate reduction. All loans modified during the six month ended June 30, 2023 are performing according the modified contractual terms.

Prior to the adoption of ASC 326, the Company had zero reserves for unfunded commitments as of December 31, 2022. Upon adoption of ASC 326, the Company established a reserve for unfunded commitments of $811 thousand as of January 1, 2023. As of June 30, 2023, the reserve for unfunded commitments increased to 801 thousand.

The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Provision for credit losses - loans	$740	$1,185	$871	$1,535
Provision for credit losses - unfunded commitments	(122)	—	(11)	—
Total provision for credit losses	$618	$1,185	$860	$1,535

Notes to Unaudited Consolidated Financial Statements
(Continued)

Note 4.    Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2023 and December 31, 2022. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of June 30, 2023, the Company had entered into 16 interest rate swap agreements which are collateralized with $30 thousand in cash. There were 15 interest rate swap agreements outstanding as of December 31, 2022 which were collateralized with $30 thousand in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,026	$4,358
Pay Fixed/Receive Variable Swaps	82,026	(4,358)

	December 31, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$74,178	$4,260
Pay Fixed/Receive Variable Swaps	74,178	(4,260)

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
At June 30, 2023 and December 31, 2022, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(Dollars in thousands)	June 30, 2023	December 31, 2022
Notional amount	$250,000	$145,000
Weighted average pay rate	3.25%	2.12%
Weighted average receive rate	5.06%	4.74%
Weighted average maturity in years	4.53	3.49
Unrealized gain relating to interest rate swaps	$7,067	$4,251

These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At June 30, 2023 and December 31, 2022, the unrealized gain relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2023 and December 31, 2022, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At June 30, 2023 and December 31, 2022, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	June 30, 2023	December 31, 2022
Commitments to grant loans	$36,768	$135,441
Unused commitments to fund loans and lines of credit	242,920	235,617
Commercial and standby letters of credit	6,158	6,503

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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $119 thousand and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have ten years contractual terms. At June 30, 2023, 148,125 shares were available to grant under the Plan. No options were granted during the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, there were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended June 30, 2022.
A summary of option activity under the Plan as of June 30, 2023 and changes during the six months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2023	1,621,920	$6.82	1.81
Granted	—
Exercised	(423,380)	5.97
Forfeited or expired	(20,437)	5.73
Outstanding and Exercisable at June 30, 2023	1,178,103	$7.15	1.81	$4,268,625

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on changes in the market value of the Company’s common stock.
As of June 30, 2023, all outstanding stock options granted under the Plan are fully vested and amortized. There was $0 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended June 30, 2023. There was $31 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended June 30, 2022. Tax benefits recognized in the income statement for share-based compensation arrangements during the six months ended June 30, 2023 and 2022 totaled $479 thousand and $235 thousand, respectively.
Restricted stock units relating to 9,438 shares were granted during the six months ended June 30, 2023. There were 119,720 restricted stock units granted during the three months ended June 30, 2022. For the six months ended June 30, 2023, there were 7,190 shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant. There were no shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant during the six months ended June 30, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)

A summary of the Company’s restricted stock unit grant activity as of June 30, 2023 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value per share
Nonvested at January 1, 2023	278,245	$14.63
Granted	9,438	10.55
Vested	(70,642)	14.48
Forfeited	(12,112)	15.43
Balance at June 30, 2023	204,929	$14.45

The compensation cost that has been charged to income for the Plan was $326 thousand and $248 thousand for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $2.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 31 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements at June 30, 2023 Using
(In thousands)	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,243	$—	$11,243	$—
Securities of state and local municipalities tax exempt	999	—	999	—
Securities of state and local municipalities taxable	422	—	422	—
Corporate bonds	17,287	—	17,287	—
SBA pass-through securities	62	—	62	—
Mortgage-backed securities	197,659	—	197,659	—
Collateralized mortgage obligations	3,532	—	3,532	—
Total Available-for-Sale Securities	$231,204	$—	$231,204	$—
Derivative assets - interest rate swaps	$4,358	$—	$4,358	—
Derivative assets - cash flow hedge	7,067	—	7,067	—
Liabilities
Derivative liabilities - interest rate swaps	4,358	—	4,358	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2022 Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,004	$—	$11,004	$—
Securities of state and local municipalities tax exempt	1,376	—	1,376	—
Securities of state and local municipalities taxable	444	—	444	—
Corporate bonds	19,058	—	19,058	—
SBA pass-through securities	67	—	67	—
Mortgage-backed securities	237,434	—	237,434	—
Collateralized mortgage obligations	8,686	—	8,686	—
Total Available-for-Sale Securities	$278,069	$—	$278,069	$—
Derivative assets - interest rate swaps	$4,260	$—	$4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—
Liabilities
Derivative liabilities - interest rate swaps	4,260	—	4,260	—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At June 30, 2023, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
(In thousands)	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$738	$—	$—	$738
Total Collateral-dependent loans	$738	$—	$—	$738

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,233	$—	$—	$1,233
Total Impaired loans	$1,233	$—	$—	$1,233

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2023 and December 31, 2022:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2023
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$738	Discounted appraised value	Marketability/Selling costs	5.63% - 5.63%	5.63%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,233	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and December 31, 2022. Fair values for June 30, 2023 and December 31, 2022

Notes to Unaudited Consolidated Financial Statements
(Continued)
are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of June 30, 2023, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,281	$8,281	$—	$—
Interest-bearing deposits at other institutions	66,723	66,723	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	231,204	—	231,204	—
Restricted stock	4,909	—	4,909	—
Loans, net	1,884,372	—	—	1,777,184
Bank owned life insurance	56,066	—	56,066	—
Accrued interest receivable	10,465	—	10,465	—
Derivative assets - interest rate swaps	4,358	—	4,358	—
Derivative assets - cash flow hedge	7,067	—	7,067	—

Financial liabilities:
Checking, savings and money market accounts	$1,309,480	$—	$1,309,480	$—
Time deposits	778,562	—	778,371	—
Subordinated notes	19,592	—	18,763	—
Accrued interest payable	2,685	—	2,685	—
Derivative liabilities - interest rate swaps	4,358	—	4,358	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2022, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,253	$7,253	$—	$—
Interest-bearing deposits at other institutions	74,300	74,300	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	278,069	—	278,069	—
Restricted stock	15,612	—	15,612	—
Loans, net	1,824,394	—	—	1,756,984
Bank owned life insurance	55,371	—	55,371	—
Accrued interest receivable	9,435	—	9,435	—
Derivative assets - interest rate swaps	4,260	—	4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—

Financial liabilities:
Checking, savings and money market accounts	$1,321,749	$—	$1,321,749	$—
Time deposits	508,413	—	510,754	—
Fed funds purchased	30,000	—	30,000	—
FHLB advances	235,000	—	235,000	—
Subordinated notes	19,565	—	18,856	—
Accrued interest payable	1,269	—	1,269	—
Derivative liabilities - interest rate swaps	4,260	—	4,260	—

Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of June 30, 2023 and 2022, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were 54,132 restricted stock units excluded from weighted average dilutive shares for the three and six months ended June 30, 2023 and 2022 as the shares were anti-dilutive.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022

Net income	$4,233	$6,425	$4,854	$13,039

Weighted average number of shares	17,711	17,462	17,644	17,377

Effect of dilutive securities, restricted stock units and options	348	1,125	534	1,113

Weighted average diluted shares	18,059	18,587	18,178	18,490

Basic EPS	$0.24	$0.37	$0.28	$0.75
Diluted EPS	$0.23	$0.35	$0.27	$0.71

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2023 and 2022 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended June 30, 2023	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(34,009)	$1,147	$(32,862)
Net unrealized (losses) gains during the period	(2,307)	4,407	2,100
Other comprehensive (loss) income, net of tax	(2,307)	4,407	2,100
Balance, end of period	$(36,316)	$5,554	$(30,762)

(In thousands)
Six Months Ended June 30, 2023	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3,359	$(36,567)
Net unrealized (losses) gains during the period	28	2,195	2,223
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive (loss) income, net of tax	3,610	2,195	5,805
Balance, end of period	$(36,316)	$5,554	$(30,762)

(In thousands)
Three Months Ended June 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,662)	$448	$(19,214)
Net unrealized (losses) gains during the period	(10,199)	221	(9,978)
Other comprehensive (loss) income, net of tax	(10,199)	221	(9,978)
Balance, end of period	$(29,861)	$669	$(29,192)

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)
Six Months Ended June 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(27,878)	729	(27,149)
Other comprehensive (loss) income, net of tax	(27,878)	729	(27,149)
Balance, end of period	$(29,861)	$669	$(29,192)

There were no gains for the three months ended June 30, 2023, that were reclassified from AOCI into income. During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million. There were no gains that were reclassified from AOCI into income for the three and six month ended June 30, 2022, respectively.

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

Notes to Unaudited Consolidated Financial Statements
(Continued)
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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Non-interest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$232	$230	$447	$464
Fees, Exchange, and Other Service Charges	84	91	171	181
Other income	23	24	77	90
Non-interest Income (in-scope of Topic 606)	339	345	695	735
Non-interest Income (out-scope of Topic 606)	552	300	(4,431)	1,534
Total Non-interest Income	$891	$645	$(3,736)	$2,269

Notes to Unaudited Consolidated Financial Statements
(Continued)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2023 and 2022, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended June 30, 2023 or 2022.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$22,691	$4,742
Income taxes	2,360	4,743
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	4,628	(35,278)
Unrealized gain on interest rate swaps	2,816	923
Adoption of CECL accounting standard	(2,808)	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	397	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2023 and December 31, 2022 and the results of our operations for the six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and six month period ended June 30, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other periods. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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
Allowance for Credit Losses - Loans & Unfunded Commitments
We maintain the allowance for credit losses at a level that represents management’s best estimate of expected losses in our loan portfolio. We adopted the provisions of the current expected credit losses ("CECL") accounting standard as of January 1, 2023 in accordance with the required implementation date and recorded the impact of the adoption to retained earnings, net of deferred income taxes, as required by the standard. Prior to the adoption of CECL, we utilized an incurred loss model to derive our best estimate of the allowance for credit losses.

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

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of June 30, 2023, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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

LIBOR and Other Benchmark Rates
We previously had certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to the London Interbank Offered Rate ("LIBOR"). The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world have commissioned working groups to find suitable replacements for LIBOR and to implement financial benchmark reforms more generally. There continues to be uncertainty regarding the use of alternative reference rates ("ARRs"), which may cause disruptions in a variety of markets, as well as adversely impact our business, operations and financial results.
The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on Secured Overnight Funding Rate for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected.
To facilitate an orderly transition from interbank offered rates and other benchmark rates to ARRs, we established an enterprise-wide initiative led by senior management. The objective of this initiative was to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. As of June 30, 2023, we no longer have any financial instruments that are indexed to LIBOR.
Results of Operations— Three and Six Months Ended June 30, 2023 and 2022
Overview
We recorded net income of $4.2 million, or $0.23 per diluted common share, for the three months ended June 30, 2023, compared to net income of $6.4 million, or $0.35 per diluted common share, for the three months ended June 30, 2022, a decrease of $2.2 million, or 34%. Net interest income decreased $2.4 million, or 14%, to $14.4 million for the three months ended June 30, 2023, compared to $16.8 million for the same period of 2022. Provision for credit losses of $618 thousand was recorded for the three months ended June 30, 2023, compared to $1.2 million for the same period of 2022. Noninterest income was $891 thousand and $645 thousand for the three months ended June 30, 2023 and 2022, respectively. Noninterest expense was $9.2 million for the three months ended June 30, 2023, compared to $8.2 million for the three months ended June 30, 2022, and increase of $1.0 million, or 12%.

The annualized return on average assets for the three months ended June 30, 2023 and 2022 was 0.73% and 1.21%, respectively. The annualized return on average equity for the three months ended June 30, 2023 and 2022 was 8.17% and 12.93%, respectively.

For the six months ended June 30, 2023, we recorded net income of $4.9 million, or $0.27 diluted earnings per share, compared to net income of $13.0 million, or $0.71 diluted earnings per share for the six months ended June 30, 2022. Net income for the six months ended June 30, 2023 was impacted by an after-tax loss totaling $3.6 million from the February sale of available-for-sale investment securities. Additionally, net income for the six months ended June 30, 2023 included our portion of losses from our membership interest in ACM, which was $609 thousand, net of tax, compared to income of $713 thousand, net of tax, for the six months ended June 30, 2022. Net interest income for the six months ended June 30, 2023 was $28.4 million, compared to $31.8 million for the same period in 2022, a decrease of $3.4 million, or 11%. Provision for credit losses for the six months ended June 30, 2023 was $900 thousand, compared to $1.5 million for the same period of 2022. Non-interest income was a loss of $3.7 million compared to income of $2.3 million for the six months ended June 30, 2023 and 2022, respectively. Noninterest expense was $18.2 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.6 million, or 9%.

Commercial bank operating earnings, which exclude the losses on the above-noted securities sales, and 2022 merger-related expenses, all net of tax, for the three months ended June 30, 2023 and June 30, 2022 were $4.2 million and

$6.4 million, respectively, a decrease of $2.2 million. For the six months ended June 30, 2023 and June 30, 2022, commercial bank operating earnings were $8.4 million and $13.1 million, respectively. Diluted commercial bank operating earnings per share for the three months ended June 30, 2023 and June 30, 2022 was $0.23 and $0.35, respectively. For the six months ended June 30, 2023 and 2022, diluted commercial bank operating earnings per share was $0.46 and $0.71, respectively. We consider commercial bank operating earnings a useful financial measure of our operating performance than net income. Commercial bank operating earnings is determined by methods other than in accordance with GAAP. A reconciliation of non-GAAP financial measures to their most comparable financial measure in accordance with GAAP can be found in the tables below.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,
	2023	2022
Net income (as reported)	$4,232	$6,425
Add: Merger and acquisition expense	—	—
Add: Loss on sale of available-for-sale investment securities	—	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	—	—
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$4,232	$6,425
Earnings per share - basic (GAAP net income)	0.24	0.37
Earnings per share - Non-GAAP expenses including provision for income taxes	—	—
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.24	$0.37
Earnings per share - diluted (GAAP net income)	$0.23	$0.35
Earnings per share - Non-GAAP expenses including provision for income taxes	—	—
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.23	$0.35
Return on average assets (GAAP net income)	0.73%	1.21%
Non-GAAP expenses including provision for income taxes	—%	—%
Return on average assets (non-GAAP core bank operating earnings)	0.73%	1.21%
Return on average equity (GAAP net income)	8.17%	12.93%
Non-GAAP expenses including provision for income taxes	—%	—%
Return on average equity (non-GAAP core bank operating earnings)	8.17%	12.93%

	For the Six Months Ended June 30,
	2023	2022
Net income (as reported)	$4,854	$13,039
Add: Merger and acquisition expense	—	125
Add: Loss on sale of available-for-sale investment securities	4,592	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	(1,010)	(28)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$8,436	$13,136
Earnings per share - basic (GAAP net income)	0.28	0.75
Earnings per share - Non-GAAP expenses including provision for income taxes	0.20	0.01
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.48	$0.76
Earnings per share - diluted (GAAP net income)	$0.27	$0.71
Earnings per share - Non-GAAP expenses including provision for income taxes	0.19	—
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.46	$0.71
Return on average assets (GAAP net income)	0.42%	1.26%
Non-GAAP expenses including provision for income taxes	0.32%	—%
Return on average assets (non-GAAP core bank operating earnings)	0.74%	1.26%
Return on average equity (GAAP net income)	4.70%	12.78%
Non-GAAP expenses including provision for income taxes	3.47%	0.09%
Return on average equity (non-GAAP core bank operating earnings)	8.17%	12.87%
Net Interest Income/Margin

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2023 and 2022.

Average Balances and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023				2022
	Average Balance		Interest Income/Expense	Average Yield/ Rate	Average Balance		Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,119,042	$	$13,541	4.84%	$940,338	$	$10,215	4.35%
Commercial and industrial	223,701		4,205	7.52%	213,703		2,490	4.66%
Commercial construction	156,471		2,814	7.19%	174,896		2,067	4.73%
Consumer residential	362,500		4,283	4.73%	242,867		2,295	3.78%
Consumer nonresidential	6,099		143	9.36%	9,327		176	7.53%
Total loans (1)	1,867,813		24,986	5.35%	1,581,131		17,243	4.36%

Investment securities (2)	281,485		1,250	1.78%	351,525		1,508	1.72%
Restricted stock	7,502		125	6.64%	6,015		78	5.23%
Deposits at other financial institutions and federal funds sold	66,781		844	5.07%	99,650		200	0.81%

Total interest-earning assets and interest income	2,223,581		27,205	4.89%	2,038,321		19,029	3.73%

Noninterest-earning assets:
Cash and due from banks	6,930				4,716
Premises and equipment, net	1,152				1,452
Accrued interest and other assets	96,656				85,433
Allowance for credit losses	(19,068)				(14,109)
Total assets	2,309,251				2,115,813

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$531,440	$	$3,546	2.68%	$794,757		$1,007	0.51%
Savings and money markets	245,306		1,289	2.11%	329,831		446	0.54%
Time deposits	393,877		3,563	3.63%	177,525		446	1.01%
Wholesale deposits	377,126		3,615	3.84%	35,000		(2)	(0.03%)
Total interest - bearing deposits	1,547,749		12,012	3.11%	1,337,113		1,897	0.57%

Other borrowed funds	76,759		803	4.20%	46,946		342	2.92%

Total interest-bearing liabilities and interest expense	1,624,508		12,815	3.16%	1,384,059		2,239	0.65%

Noninterest-bearing liabilities:
Demand deposits	454,299				509,991
Other liabilities	23,145				22,998
Common stockholders' equity	207,299				198,765
Total liabilities and stockholders' equity	$2,309,251				$2,115,813

Net interest income and net interest margin			$14,390	2.60%			$16,790	3.30%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $422 thousand and $774 thousand for the three months ended June 30, 2023 and 2022, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for June 30, 2023 and 21% for June 30, 2022.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2023.

Rate and Volume Analysis
For the Three Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,941	$1,385	$3,326
Commercial and industrial	116	1,599	1,715
Commercial construction	(218)	965	747
Consumer residential	1,130	858	1,988
Consumer nonresidential	(60)	27	(33)
Total loans (1)	2,909	4,834	7,743

Investment securities (2)	(293)	36	(257)
Restricted stock	20	26	46
Deposits at other financial institutions and federal funds sold	(66)	710	644

Total interest income	2,570	5,606	8,176

Interest expense:

Interest - bearing deposits:
Interest checking	(309)	2,848	2,539
Savings and money markets	(109)	951	842
Time deposits	580	2,537	3,117
Wholesale deposits	10	3,607	3,617
Total interest - bearing deposits	172	9,943	10,115

Other borrowed funds	220	241	461
Total interest expense	392	10,184	10,576

Net interest income	$2,178	$(4,578)	$(2,400)

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for June 30, 2023 and 21% for June 30, 2022.

Net interest income totaled $14.4 million, a decrease of $2.4 million, or 14%, for three months ended June 30, 2023, compared to June 30, 2022. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy coupled with the need to meet intense competition from market area banks, brokerages and the U.S. Treasury.

Average earning assets increased $185.3 million to $2.22 billion during the second quarter of 2023 as compared to $2.04 billion for the same period of 2022, primarily related to average growth in our loan portfolio of $286.7 million for the second quarter of 2023 as compared to the same period of 2022. This growth was offset by a decrease in average investment securities of $70.0 million for the quarter ended June 30, 2023 as compared to the year ago quarter for 2022, a result of the securities sale executed during the first quarter of 2023 and the decrease in the market value of the securities portfolio during the past year.

Interest income for the three months ended June 30, 2023 increased $8.2 million to $27.2 million from $19.0 million for the three months ended June 30, 2022. Loan interest income during the second quarter of 2023 increased $7.7 million as compared to the year ago quarter due to both loan growth and an increase in yields earned on the portfolio. Income from investment securities decreased $258 thousand for the three months ended June 30, 2023 compared to the same period of 2022, primarily as a result of a decrease in volume due to the securities sale. This decrease was offset by an increase of $644 thousand in interest income from deposits at other financial institutions for the second quarter of 2023 compared to the second quarter of 2022, which was primarily due to the increase in rates earned on those funds.

Total average interest-bearing deposits increased $210.6 million to $1.55 billion for the three months ended June 30, 2023 compared to $1.34 billion for the three months ended June 30, 2022. Average noninterest-bearing deposits decreased $55.7 million to $454.3 million for the three months ended June 30, 2023 compared to $510.0 million for the same period in 2022. Average wholesale deposits increased $342.1 million to $377.1 million for the three months ended June 30, 2023 compared to $35.0 million for the same period in 2022. Average other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased $29.8 million to $76.8 million at June 30, 2023 compared to $46.9 million at June 30, 2022.

Interest expense for the three months ended June 30, 2023 increased $10.6 million to $12.8 million from $2.2 million for the three months ended June 30, 2022. Deposit interest expense for the second quarter of 2023 increased $10.1 million compared to the year ago quarter primarily as a result of increased rates, which contributed $9.9 million to the increase.

Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2023 and 2022 was 2.60% and 3.30%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2023 compared to 2022, a result of the rising rate environment. The yield on interest-earning assets increased 116 basis points to 4.89% for the three months ended June 30, 2023, compared to 3.73% for the same period of 2022. The average yield of the loan portfolio for the three month periods ended June 30, 2023 and 2022 was 5.35% and 4.36%, respectively, an increase of 99 basis points. The cost of interest-bearing deposits increased 254 basis points to 3.11% for the three months ended June 30, 2023, compared to 0.57% for the same period of 2022, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.40% for the three months ended June 30, 2023 compared to 0.41% for the same three month period of 2022. Cost of other borrowed funds increased 128 basis points to 4.20% for the three months ended June 30, 2023 compared to 2.92% for the three months ended June 30, 2022.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Financial Measurements:
Interest income:
Loans	$24,986	$17,243	$48,382	$32,850
Deposits at other financial institutions and federal funds sold	844	200	1,146	245
Investment securities available‑for‑sale	1,247	1,503	2,635	2,991
Investment securities held‑to‑maturity	1	2	3	2
Restricted stock	125	78	371	161
Total interest income	27,203	19,026	52,537	36,249
Interest expense:
Interest‑bearing deposits	12,012	1,897	20,793	3,727
Other borrowed funds	803	342	3,342	684
Total interest expense	12,815	2,239	24,135	4,411
Net interest income	$14,388	$16,787	$28,402	$31,838
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	3	3	5
Total tax benefit on tax-exempt interest income	$2	$3	$3	$5
Tax equivalent net interest income	$14,390	$16,790	$28,405	$31,843

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2023 and 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023				2022
	Average Balance		Interest Income/Expense	Average Yield/ Rate	Average Balance		Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,108,700	$	$26,221	4.73%	$927,294	$	$19,643	4.24%
Commercial and industrial	224,290		8,049	7.18%	204,554		4,620	4.52%
Commercial construction	155,010		5,453	7.04%	177,627		4,216	4.75%
Consumer residential	355,069		8,357	4.71%	209,224		4,028	3.85%
Consumer nonresidential	6,424		302	9.41%	9,331		343	7.36%
Total loans (1)	1,849,493		48,382	5.23%	1,528,030		32,850	4.30%

Investment securities (2)	296,715		2,641	1.78%	351,423		2,998	1.77%
Restricted stock	11,358		371	6.51%	6,085		161	5.28%
Deposits at other financial institutions and federal funds sold	46,606		1,146	4.96%	103,913		245	0.48%

Total interest-earning assets and interest income	2,204,172		52,540	4.77%	1,989,451		36,254	3.64%

Noninterest-earning assets:
Cash and due from banks	5,874				7,753
Premises and equipment, net	1,180				1,507
Accrued interest and other assets	95,670				92,402
Allowance for credit losses	(18,061)				(13,981)
Total assets	2,288,835				2,077,132

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$525,637	$	$6,461	2.48%	$745,880		$2,004	0.54%
Savings and money markets	268,867		2,763	2.07%	322,802		795	0.50%
Time deposits	347,972		5,742	3.33%	181,045		888	0.99%
Wholesale deposits	314,706		5,827	3.73%	35,000		40	0.23%
Total interest - bearing deposits	1,457,182		20,793	2.88%	1,284,727		3,727	0.59%

Other borrowed funds	163,312		3,342	4.13%	45,737		684	3.02%

Total interest-bearing liabilities and interest expense	1,620,494		24,135	3.00%	1,330,464		4,411	0.67%

Noninterest-bearing liabilities:
Demand deposits	437,161				518,070
Other liabilities	24,768				24,540
Common stockholders' equity	206,412				204,058
Total liabilities and stockholders' equity	$2,288,835				$2,077,132

Net interest income and net interest margin			$28,405	2.60%			$31,843	3.23%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $921 thousand and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for June 30, 2023 and 21% for June 30, 2022.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2023 and 2022.

Rate and Volume Analysis
For the Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$3,843	$2,735	$6,578
Commercial and industrial	446	2,983	3,429
Commercial construction	(537)	1,774	1,237
Consumer residential	2,808	1,521	4,329
Consumer nonresidential	(108)	67	(41)
Total loans (1)	6,452	9,080	15,532

Investment securities (2)	(467)	110	(357)
Restricted stock	140	70	210
Deposits at other financial institutions and federal funds sold	(127)	1,028	901

Total interest income	5,998	10,288	16,286

Interest expense:

Interest - bearing deposits:
Interest checking	(602)	5,059	4,457
Savings and money markets	(116)	2,084	1,968
Time deposits	817	4,037	4,854
Wholesale deposits	318	5,469	5,787
Total interest - bearing deposits	417	16,649	17,066

Other borrowed funds	1,758	900	2,658
Total interest expense	2,175	17,549	19,724

Net interest income	$3,823	$(7,261)	$(3,438)

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for June 30, 2023 and 21% for June 30, 2022

Net interest income for the six month ended June 30, 2023 and June 30, 2022, was $28.4 million and $31.8 million, respectively, a decrease of $3.4 million, or 10%. Net interest income totaled $14.4 million, a decrease of $2.4 million, or 14%, for three months ended June 30, 2023, compared to June 30, 2022. The decrease in net interest income is again primarily due to an increase in funding costs, which have increased significantly over the last 15 months.
Average earning assets increased $214.7 million to $2.20 billion during the six months ended June 30, 2023 as compared to $1.99 billion for the same period of 2022, primarily related to average growth in our loan portfolio of $321.5 million for the six months of 2023 as compared to the same period of 2022. This growth was offset by a decrease in average investment securities of $54.7 million for the year-to-date period ended June 30, 2023 as compared to the same year ago period for 2022, a result of the securities sale executed during the first quarter of 2023 and the decrease in the market value of the securities portfolio during the past year. The average balance for deposits at other financial institutions also decreased $57.3 million for the six months ended June 30, 2023 compared to the same period of 2022, as excess liquidity was used to fund loan originations.

Interest income for the six months ended June 30, 2023 increased $16.3 million to $52.5 million from $36.3 million for the six months ended June 30, 2022. Loan interest income during the first half of 2023 increased $15.5 million as compared to the year ago six month period as a result of both loan growth and an increase in yields earned on the portfolio. Income from investment securities decreased $357 thousand for the six months ended June 30, 2023 compared to the same period of 2022, primarily as a result of a decrease in volume due to the securities sale. This decrease was offset by an increase of $901 thousand in interest income from deposits at other financial institutions for the first six months of 2023 compared to the same period of 2022, which was primarily due to the increase in rates earned on those funds.

Total average interest-bearing deposits increased $172.5 million to $1.46 billion for the six months ended June 30, 2023 compared to $1.28 billion for the six months ended June 30, 2022. Average noninterest-bearing deposits decreased $80.9 million to $437.2 million for the six months ended June 30, 2023 compared to $518.1 million for the same period of 2022. Average wholesale deposits increased $279.7 million to $314.7 million for the six months ended June 30, 2023 compared to $35.0 million for the same period in 2022. Average other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, increased $117.6 million to $163.3 million at June 30, 2023 compared to $45.7 million at June 30, 2022.

Interest expense for the six months ended June 30, 2023 increased $19.7 million to $24.1 million from $4.4 million for the six months ended June 30, 2022. Deposit interest expense for the year-to-date period of 2023 increased $17.1 million compared to the year ago six month period primarily as a result of increased rates, which contributed $16.6 million to the increase.

Our net interest margin, on a tax equivalent basis, for the six months ended June 30, 2023 and 2022 was 2.60% and 3.23%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2023 compared to 2022, a result of the rising rate environment. The yield on interest-earning assets increased 113 basis points to 4.77% for the six months ended June 30, 2023, compared to 3.64% for the same period of 2022. The average yield of the loan portfolio for the six month periods ended June 30, 2023 and 2022 was 5.23% and 4.30%, respectively, an increase of 93 basis points. The cost of interest-bearing deposits increased 229 basis points to 2.88% for the six months ended June 30, 2023, compared to 0.59% for the same period of 2022, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.20% for the six months ended June 30, 2023 compared to 0.41% for the same six month period of 2022. Cost of other borrowed funds increased 111 basis points to 4.13% for the six months ended June 30, 2023 compared to 3.02% for the six months ended June 30, 2022.

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
As a result of the adoption of CECL, reserves for credit losses increased $3.7 million and consisted of increases to the allowance for credit losses on loans as well as an increase in reserves for unfunded commitments (referred to as combined ACL herein). For the second quarter and first six months of 2023, subsequent to the aforementioned adoption, the Company recorded a provision for credit losses of $618 thousand and $860 thousand, respectively, compared to a provision of $1.2 million for the three months ended June 30, 2022 and a provision of $1.5 million for the six months ended June 30, 2022. The Company continues to lend to well-established and relationship-driven borrowers and has a proven track record of low historical credit losses.
We continue to maintain our disciplined credit guidelines during the current rising rate environment. We proactively monitor the impact of rising interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics remained strong for the second quarter of 2023 with reserves on the individually evaluated portfolio decreasing to $42 thousand as of June 30, 2023, down from $86 thousand at December 31, 2022, and down from $85 thousand at June 30, 2022, a result of valuation adjustments. We recorded net charge-offs of $356 thousand during the second quarter of 2023 and net recoveries of $8 thousand for same period of 2022. For the six months ended June 30, 2023 and 2022, we recorded net charge-offs of $333 thousand and $407 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for credit losses at June 30, 2023 was $19.4 million compared to $16.0 million at December 31, 2022. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 1.02% at June 30, 2023, compared to 0.87% at December 31, 2022.
Noninterest Income
The following table provides detail for non-interest income for the three and six months ended June 30, 2023 and 2022.
Non-Interest Income
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended June 30,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$232	$230	$2	0.9%
Fees on loans	169	43	126	293.0%
BOLI income	362	254	108	42.5%
Income from minority membership interest	20	2	18	900.0%
Other fee income	108	116	(8)	(6.9)%
Total non‑interest income	$891	$645	$246	38.1%

	For the Six Months Ended June 30,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$447	$464	$(17)	(3.7)%
Fees on loans	246	127	119	93.7%
BOLI income	694	492	202	41.1%
(Loss) income from minority membership interest	(781)	914	(1,695)	(185.4)%
Loss on sale of available-for-sale securities	(4,592)	—	(4,592)	(100.0)%
Other fee income	250	272	(22)	(8.1)%
Total non‑interest income (loss)	$(3,736)	$2,269	$(6,005)	(264.7)%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income for the three months ended June 30, 2023 was $891 thousand compared to $645 thousand for the three month ended June 30, 2022. For the six months ended June 30, 2023, we recorded noninterest income as a loss of $3.7 million compared to income of $2.3 million for same period in 2022.
Fee income from loans was $169 thousand for the three months ended June 30, 2023, compared to $43 thousand for the three months ended June 30, 2022, an increase of $126 thousand, primarily due to an increase in back-to-back loan swap fee income. Service charges on deposit accounts and other fee income totaled $340 thousand for the three months ended June 30, 2023, compared to $346 thousand for the same period in 2022. Income from our minority membership interest in ACM was $20 thousand for the three months ended June 30, 2023 compared to $2 thousand for the same period of 2022. Income from BOLI increased $108 thousand to $362 thousand for the three months ended June 30, 2023, compared to $254 thousand for the same period of 2022, as we purchased additional BOLI totaling $15 million during the second quarter of 2022.
Non-interest income for the six months ended June 30, 2023 was a loss of $3.7 million for the six months ended June 30, 2023 compared to income of $2.3 million for same period in 2022. The decrease in non-interest income is primarily attributable to a loss on sale of available-for-sale securities of $4.6 million resulting from a balance sheet repositioning completed in the first quarter of 2023. Additionally, we recorded a loss of $781 thousand related to the Bank's minority investment in ACM during the first six months of 2023. Fee income from loans was $246 thousand for the six months ended June 30, 2023, compared to $127 thousand for the six months ended June 30, 2022, an increase of $119 thousand, primarily due to an increase in back-to-back loan swap fee income. Service charges on deposit accounts and other fee income totaled $697 thousand for the six months ended June 30, 2023, compared to $736 thousand for the same period in 2022. Income from BOLI increased $202 thousand to $694 thousand for the six months ended June 30, 2023, compared to $492 thousand for the same period of 2022, as we purchased additional BOLI totaling $15 million during the second quarter of 2022.
Non-interest Expense
The following table reflects the components of non-interest expense for the three and six months ended June 30, 2023 and 2022.
Non-Interest Expense
For The Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$5,092	$4,914	$178	3.6%	$10,107	$9,891	$216	2.2%
Occupancy expense	610	553	57	10.3%	1,238	1,153	85	7.3%
Internet banking and software expense	583	416	167	40.1%	1,144	799	345	43.2%
Data processing and network administration	611	550	61	11.1%	1,233	1,092	141	12.9%
State franchise taxes	584	509	75	14.8%	1,169	1,018	151	14.8%
Audit, legal and consulting fees	247	288	(41)	(14.2)%	431	649	(218)	(33.5)%
Merger and acquisition expense	—	—	—	—%	—	125	(125)	(100.0)%
Loan related expenses	116	(59)	175	296.6%	388	(12)	400	3333.3%
FDIC insurance	357	180	177	98.3%	537	360	177	49.2%
Marketing, business development and advertising	206	89	117	131.5%	360	177	183	103.4%
Director fees	180	155	25	16.1%	360	335	25	7.5%
Postage, courier and telephone	47	40	7	17.5%	96	91	5	5.5%
Core deposit intangible amortization	52	131	(79)	(60.3)%	107	138	(31)	(22.5)%
Tax credit amortization	32	—	32	100.0%	63	63	—	—%
Other operating expenses	486	450	36	8.0%	980	778	202	26.0%
Total non‑interest expense	$9,203	$8,216	$987	12.0%	$18,213	$16,657	$1,556	9.3%

Non-interest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Non-interest expense was $9.2 million and $8.2 million for the three month periods ended June 30, 2023 and 2022, respectively. Salaries and benefits expense was $5.1 million and $4.9 million for the second quarters of 2023 and 2022 respectively, an increase of $178 thousand, or 4%, a result of business development staff expansion and market rate adjustments to employee compensation that has occurred for the last 12 months. Internet banking and software expense increased $167 thousand compared to the quarter ended June 30, 2022, primarily as a result of enhanced customer software solutions. Federal Deposit Insurance Corporate ("FDIC") insurance premium expense increased $177 thousand for the three months ended June 30, 2023 compared to the same period of 2022, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund. Marketing expenses increased $117 thousand to $206 thousand for the three months ended June 30, 2023 compared to the same period of 2022, related to lower cost deposit gathering and branding efforts. Lastly, loan related expenses increased $175 thousand during the quarter ended June 30, 2023 compared to the same period of 2022 as expenses related to loan workouts increased $100 thousand.
Non-interest expense was $18.2 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.6 million. Salaries and benefits expense was $10.1 million and $9.9 million for the six months ended June 30, 2023 and 2022 respectively, an increase of $216 thousand, or 2%. During the first quarter of 2023, we had staffing changes that are expected to result in annualized savings of approximately $1.0 million. Internet banking and software expense increased $345 thousand compared to the six months ended June 30, 2022, primarily as a result of enhanced customer software solutions. FDIC insurance premium expense increased $177 thousand for the six months ended June 30, 2023 compared to the same period of 2022, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund. Marketing expenses increased $183 thousand to $360 thousand for the six months ended June 30, 2023 compared to the same period of 2022, related to lower cost deposit gathering and branding efforts. Lastly, loan related expenses increased $400 thousand during the six months ended June 30, 2023 compared to the same period of 2022 as expenses related to loan workouts increased. We expect to recover these loan legal expenses later during 2023.
Income Taxes
We recorded a provision for income taxes of $1.2 million for the three months ended June 30, 2023, compared to $1.6 million for the same period in 2022. The effective tax rate for each of the three months ended June 30, 2023 and 2022 was 22.4% and 20.0%, respectively. For the six months ended June 30, 2023 and 2022, provision for income taxes was $739 thousand and $2.9 million, respectively. The effective tax rate for the six months ended June 30, 2023 was 13.2% and for the comparable six month period of 2022 was 18.1%. The effective tax rates for these year-to-date periods are less than the Company's combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercised of nonqualified stock options during the aforementioned periods.

Discussion and Analysis of Financial Condition
Overview
Total assets were $2.34 billion at June 30, 2023 and December 31, 2022, respectively. Investment securities were $231.5 million at June 30, 2023, a decrease of $46.9 million, from $278.3 million at December 31, 2022, primarily as a result of the aforementioned sale of available-for-sale investment securities that occurred during the first quarter of 2023. Total deposits increased $257.9 million, or 14%, to $2.09 billion at June 30, 2023 compared to $1.83 billion at December 31, 2022. At June 30, 2023 and December 31, 2022, we had federal funds purchased totaling $0.0 and $30.0 million, respectively. The Bank had FHLB advances of $0.0 million and $235.0 million at June 30, 2023 and December 31, 2022, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of June 30, 2023 and December 31, 2022.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.90 billion at June 30, 2023 and $1.84 billion at December 31, 2022, an increase of $63.4 million, or 3%. During the second quarter of 2023, new commercial loan originations totaled $89.7 million with a weighted average rate of 7.59% and repayments of loans and lines of credit totaled $41.5 million.
Commercial real estate loans totaled $1.11 billion at June 30, 2023 and $1.10 billion at December 31, 2022. As of June 30, 2023, commercial real estate loans represented 59% of the Company's total gross loans receivable. Owner-occupied commercial real estate loans were $212.7 million at June 30, 2023 compared to $206.8 million at December 31, 2022. Nonowner-occupied commercial real estate loans were $899.3 million at June 30, 2023 compared to $893.2 million at December 31, 2022. Commercial construction loans totaled $158.7 million at June 30, 2023, an increase of $10.8 million, or 7%, from $147.9 million at December 31, 2022, and comprised 8% of total gross loans receivable. Of the $158.7 million in construction loans at June 30, 2023, $40.2 million are collateralized by land and only $3.0 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 403% of our total risk based capital at June 30, 2023.

The following table presents the composition of our loans receivable portfolio at June 30, 2023 and December 31, 2022.
Loans Receivable
At June 30, 2023 and December 31, 2022
(Dollars in thousands)

	June 30, 2023	December 31, 2022
Commercial real estate	1,114,075	1,100,261
Commercial and industrial	253,889	245,220
Commercial construction	159,365	147,939
Consumer real estate	370,161	339,591
Consumer nonresidential	5,624	7,685

Gross loans	1,903,114	1,840,696

Less:
Allowance for credit losses on loans	19,442	16,040
Unearned income and (unamortized premiums), net	(700)	262

Loans receivable, net	$1,884,372	$1,824,394

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $1.4 million and $4.5 million at June 30, 2023 and December 31, 2022, respectively, a decrease of $3.1 million, or 68%. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $42 thousand and $86 thousand at June 30, 2023 and December 31, 2022, respectively. Our ratio of nonperforming loans to total assets was 0.06% and 0.19% at June 30, 2023 and December 31, 2022, respectively. We had no other real estate owned and there were $7.2 million in loan modifications for borrowers who were experiencing financial difficulty for the quarter ended June 30, 2023.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2023, we had $7.6 million in loans identified as special mention, a decrease from $10.4 million from December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2022 was primarily related to two relationships comprising of three loans paying off totaling $9.6 million offset by two relationships comprising of three loans being downgraded totaling $6.8 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2023, we had $2.3 million in loans identified as substandard, a decrease of $1.8 million from December 31, 2022. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. The decrease from December 31, 2022 was primarily related to two relationships comprising of three loans paying off totaling $2.7 million offset by two relationships comprising of two loans being downgraded totaling $1.2 million. At June 30, 2023, individual reserves on loans totaling $42 thousand has been allocated within the allowance for credit losses to supplement any shortfall of collateral.

We recorded annualized net charge-offs (recoveries) to average loans receivable of 0.04% for the six months ended June 30, 2023, compared to 0.05% for the six months ended June 30, 2022. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At June 30, 2023 and December 31, 2022
(Dollars in thousands)

	June 30, 2023	December 31, 2022
Nonperforming assets:
Nonaccrual loans	$1,407	$3,150
Loans contractually past‑due 90 days or more and still accruing	36	1,343
Total nonperforming loans (NPLs)	$1,443	$4,493
Total nonperforming assets (NPAs)	$1,443	$4,493

NPLs/Total Assets	0.06%	0.19%
NPAs/Total Assets	0.06%	0.19%
Allowance for credit losses on loans/NPLs	1,347.33%	357.00%
Combined allowance for credit losses/NPLs	1,402.87%	357.00%

We are closely and proactively monitoring the effects of recent market activity. Our commercial real estate loan portfolio totaled $1.11 billion, or 59% of total, at June 30, 2023 and $1.10 billion, or 58% of total loans, at December 31, 2022. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $98.9 million, or 5% of total loans, and retail shopping centers totaling $269.7 million, or 14% of total loans, at June 30, 2023. Multi-family commercial properties totaled $191.2 million, or 10% of total loans, at June 30, 2023. The following table provides further stratification of these asset classes as of June 30, 2023 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	70%	6	$7,601	48%	4	$3,833	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	1	$2,836	$14,270
Office, Class B	48%	38	16,237	48%	31	62,074		—	—	78,311
Office, Class C	44%	8	3,528	42%	8	1,989		1	797	6,314
Subtotal		52	$27,366		43	$67,896		2	$3,633	$98,895	5.19%

Retail- Neighborhood/Community Shop		—	$—	43%	32	$87,271	Prince George's County, Maryland, Fairfax County, Virginia and Washington, D.C.	2	$9,563	$96,834
Retail- Restaurant	58%	9	8,307	46%	17	30,971		—	—	39,278
Retail- Single Tenant	60%	5	2,033	42%	22	38,084		—	—	40,117
Retail- Anchored,Other	71%	1	2,073	53%	11	39,273		1	1,559	42,905
Retail- Grocery-anchored		—	—	46%	8	49,907		1	639	50,546
Subtotal		15	$12,413		90	$245,506		4	$11,761	$269,680	14.17%

Multi-family, Class A (Market)		—	$—	—%	1	$—	Washington, D.C., Baltimore City, Maryland and Arlington County, Virginia	1	$733	$733
Multi-family, Class B (Market)		—	—	63%	21	78,742		—	—	78,742
Multi-family, Class C (Market)		—	—	58%	58	75,288		2	5,581	80,869
Multi-Family-Affordable Housing		—	—	53%	20	26,742		1	4,116	30,858
Subtotal		—	$—		100	$180,772		4	$10,430	$191,202	10.04%
Total Owner Occupied			$39,779	Total Non-Owner Occupied		$494,174		Total Construction	$25,824	$559,777	29.40%

1) Loan-to-value is determined at origination date against current bank owned principal.
2) Bank owned principal not adjusted for deferred fees or costs.
3) Debt service coverage policy is 1.20x or greater required at origination date.
The loans shown in the above table exhibit strong credit quality and included no classified loans at June 30, 2023. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination, we have appropriately reserved for expected credit concerns in the event of a downturn in economic activity.
At June 30, 2023 and December 31, 2022, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
The following tables present additional information pertaining to the activity in and allocation of the allowance for credit losses on loans by loan type and the percentage of the loan type to the total loan portfolio. The allocation of the allowance for credit losses on loans to a category of loans is not necessarily indicative of future losses or charge-offs, and does not restrict the use of the allowance to any specific category of loans.
Allowance for Credit Losses on Loans
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended June 30,
	2023			2022
	Net (charge-offs) recoveries		Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—		—%	$—	—%
Commercial and industrial	(348)	1	(0.08)%	—	—%
Consumer residential	—		—%	(1)	—%
Consumer nonresidential	(8)		—%	9	—%
Total	$(356)		(0.08)%	$8	—%
Average loans outstanding during the period	$1,867,813			$1,581,131

	For the Six Months Ended June 30,
	2023			2022
	Net (charge-offs) recoveries		Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—		—%	$—	—%
Commercial and industrial	(347)		(0.04)%	(396)	(0.05)%
Consumer residential	1		—%	(1)	—%
Consumer nonresidential	13		—%	(10)	—%
Total	$(333)		(0.04)%	$(407)	(0.05)%
Average loans outstanding during the period	$1,849,493			$1,528,030

				June 30,
				2023	2022
Allowance for credit losses to loans receivable, net of fees				1.02%	0.90%
Combined allowance for credit losses to loans receivable, net of fees				1.06%	0.90%

Allocation of the Allowance for Credit Losses on Loans
At June 30, 2023 and December 31, 2022
(Dollars in thousands)

	June 30,		December 31,
	2023		2022
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$11,122	58.54%	$10,777	59.77%
Commercial and industrial	2,865	13.34%	2,623	13.21%
Commercial construction	1,702	8.37%	1,499	8.04%
Consumer real estate	3,683	19.45%	1,044	18.45%
Consumer nonresidential	70	0.30%	97	0.42%
Total allowance for credit losses	$19,442	100.00%	$16,040	99.89%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of June 30, 2023 and December 31, 2022 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $231.2 million at June 30, 2023, a decrease of $46.9 million, or 17%, from $278.1 million at December 31, 2022, primarily as a result of the $40.3 million of available-for-sale securities sold in February 2023, and principal paydowns of $11.1 million, offset by an improvement in the portfolio's unrealized losses of $4.6 million.
As of June 30, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $124.7 million and $108.7 million at June 30, 2023 and December 31, 2022, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of June 30, 2023, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized in our investment securities portfolio as of June 30, 2023.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At June 30, 2023, we owned $3.6 million in FRB stock and $1.2 million in FHLB stock. At December 31, 2022, we owned $4.4 million in FRB stock and $11.1 million in FHLB stock. The decrease in FHLB restricted stock is a direct result of repaying all of our FHLB advances by June 30, 2023.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at June 30, 2023 and December 31, 2022.
Investment Securities by Stated Yields
At June 30, 2023 and December 31, 2022

	At June 30, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.47%
Corporate bonds	—	9.86%	4.09%	—	4.37%
Mortgaged‑backed securities	—	2.11%	3.15%	1.58%	1.59%
Total available‑for‑sale securities	—	5.80%	3.02%	1.58%	1.79%
Total investment securities	—	5.42%	2.81%	1.56%	1.79%

	At December 31, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	6.02%	4.09%	—	4.27%
Mortgaged‑backed securities	—	2.09%	2.48%	1.57%	1.62%
Total available‑for‑sale securities	—	3.73%	2.84%	1.57%	1.79%
Total investment securities	—	3.65%	2.51%	1.57%	1.79%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the six months ended June 30, 2023 and 2022.

Average Deposits Balance
For the Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	June 30, 2023		June 30, 2022
Noninterest bearing demand	$437,161	23.08%	$518,070	28.74%
Interest-bearing deposits
Interest checking	525,637	27.76%	745,880	41.37%
Savings and money markets	268,867	14.19%	322,802	17.91%
Certificates of deposits, $100,000 to $249,999	81,470	4.30%	137,327	7.62%
Certificates of deposits, $250,000 or more	266,502	14.07%	43,718	2.43%
Other time deposits	314,706	16.61%	35,000	1.94%
Total	$1,894,343	100.00%	$1,802,797	100.01%

Total deposits increased $257.9 million, or 14.1%, to $2.09 billion at June 30, 2023 from $1.83 billion at December 31, 2022. Noninterest-bearing deposits were $437.0 million at June 30, 2023, or 21% of total deposits. At June 30, 2023, core deposits, which exclude wholesale deposits, increased $103.7 million from December 31, 2022, or 7%, and increased $77.7 million, or 5%, from the previous quarter end. Time deposits (which exclude wholesale deposits) increased $104.8 million, or 40%, to $365.2 million at June 30, 2023 from December 31, 2022, and were 22% of core deposits, representing new and existing customer deposits as customers were looking to fix interest rates on their deposit balances.

Wholesale deposits were $413.3 million at June 30, 2023 compared to $248.0 million at December 31, 2022, an increase of $165.3 million, or 67%. Wholesale deposits were used to pay off FHLB advances at maturity freeing up collateral for future use as needed. Wholesale deposits are partially fixed at a weighted average rate of 3.83% as we have executed $250 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2023 and December 31, 2022, we had $212.0 million and $117.6 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of June 30, 2023, the estimated amount of total uninsured deposits was $577.1 million, or 27.6% of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.
The following table reports maturities of the estimated amount of uninsured certificates of deposit at June 30, 2023.
Certificates of Deposit Greater than $250,000
At June 30, 2023
(Dollars in thousands)

June 30, 2023
Three months or less	$27,671
Over three months through six months	61,912
Over six months through twelve months	58,419
Over twelve months	51,985
$199,987

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $19.6 million at June 30, 2023 compared to $284.6 million at December 31, 2022. Subordinated debt was $19.6 million at both June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, federal funds purchased was $0 and $30.0 million, respectively. For June 30, 2023 and December 31, 2022, FHLB advances totaled $0 and $235.0 million, respectively.
Total wholesale funding (which includes wholesale deposits and FHLB advances) decreased $89.0 million, or 17%, during the second quarter of 2023 to $413.3 million at June 30, 2023 from $513.0 million at December 31, 2022.

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
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2023 and December 31, 2022.
Shareholders’ equity at June 30, 2023 was $211.1 million, an increase of $8.7 million, or 4%, compared to $202.4 million at December 31, 2022. During the first quarter of 2023, retained earnings decreased $2.8 million primarily as a result of the adoption of CECL on January 1, 2023.
Total shareholders’ equity to total assets for June 30, 2023 and December 31, 2022 was 9.0% and 8.6%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2023 and December 31, 2022 was $11.44 and $11.58, respectively.
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

The following tables show the minimum capital requirements and the Bank's capital position at June 30, 2023 and December 31, 2022.
Bank Capital Components
At June 30, 2023 and December 31, 2022
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2023
Total risk-based capital	$263,697	13.28%	$208,444	>	10.50%	$198,518	>	10.00%
Tier 1 risk-based capital	243,454	12.26%	168,740	>	8.50%	158,815	>	8.00%
Common equity tier 1 capital	243,454	12.26%	138,963	>	7.00%	129,037	>	6.50%
Leverage capital ratio	243,454	10.41%	92,140	>	4.00%	115,175	>	5.00%
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	>	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	>	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	>	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	>	4.00%	109,867	>	5.00%
(1) Includes capital conservation buffer.

Tangible Book Value
At June 30, 2023 and December 31, 2022
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
Total stockholders’ equity (GAAP)	$211,051	$202,382
Less: goodwill and intangibles, net	(7,682)	(7,790)
Tangible Common Equity (non-GAAP)	$203,368	$194,592

Book value per common share (GAAP)	$11.87	$11.58
Less: intangible book value per common share	(0.43)	(0.44)
Tangible book value per common share (non-GAAP)	$11.44	$11.14

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of June 30, 2023, estimated uninsured deposits for the Bank improved to 27.6% of total deposits from 39.7% at December 31, 2022.
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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $306.2 million at June 30, 2023, or 13% of total assets, a decrease from $359.6 million, or 15%, at December 31, 2022. As of June 30, 2023 and December 31, 2022, $124.7 million and $108.7 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits. We held investments that are classified as held-to-maturity in the amount of $264 thousand at June 30, 2023. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at June 30, 2023 was approximately $465.4 million. Borrowing capacity with the FRB was approximately $97.6 million at June 30, 2023. We have the ability to access the Federal Reserve's new Bank Term Funding Program ("BTFP"), but have not accessed this facility during the first half of 2023. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $250.0 million available to us, of which none were used at June 30, 2023. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements. As of June 30, 2023, our liquidity position was significantly in excess of its estimated uninsured deposits at 172%.
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
At June 30, 2023 and December 31, 2022, unused commitments to fund loans and lines of credit totaled $242.9 million and $235.6 million, respectively. Commercial and standby letters of credit totaled $6.2 million for the quarters ended June 30, 2023 and December 31, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)On March 16, 2023, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2022, post split effective January 31, 2023. The Repurchase Program will expire on March 31, 2024, subject to earlier termination of the program by the Board of Directors. During the second quarter of 2023, the Company acquired 24,798 shares at an average price of $9.16 (including commissions) in accordance with the approved share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2023 - April 30, 2023	—	—	—	1,313,621
May 1, 2023 - May 31, 2023	24,798	9.16	24,798	1,288,823
June 1, 2023 - June 30, 2023	—	—	—	1,288,823
Total	24,798	9.16	24,798	1,288,823

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 11, 2023	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)