Form 10-Q
period 2023-09-30
FVCBankcorp, Inc.
filed 2023-11-09
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,802,173 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2023

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2023 and December 31, 2022
(In thousands, except share data)

			September 30, 2023	December 31, 2022*
			(Unaudited)
Assets
Cash and due from banks			$7,560	$7,253
Interest-bearing deposits at other financial institutions			89,440	74,300
Securities held-to-maturity (fair value of $243 thousand and $252 thousand at September 30, 2023 and December 31, 2022, respectively), net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022.			264	264
Securities available-for-sale, at fair value			216,146	278,069
Restricted stock, at cost			7,745	15,612
Loans, net of allowance for credit losses of $18.8 million and $16.0 million at September 30, 2023 and December 31, 2022, respectively			1,830,664	1,824,394
Premises and equipment, net			1,047	1,220
Accrued interest receivable			10,151	9,435
Prepaid expenses			4,343	3,273
Deferred tax assets, net			18,980	18,533
Goodwill and intangibles, net			7,632	7,790
Bank owned life insurance ("BOLI")			56,438	55,371
Operating lease right-of-use assets			8,990	9,680
Other assets			46,072	39,128
Total assets			$2,305,472	$2,344,322

Liabilities
Deposits:
Noninterest-bearing			$427,036	$438,269
Interest-bearing checking, savings and money market			904,639	883,480
Time deposits			664,296	508,413
Total deposits			$1,995,971	$1,830,162

Federal funds purchased			$—	$30,000
Federal Home Loan Bank ("FHLB") advances			50,000	235,000
Subordinated notes, net of issuance costs			19,606	19,565
Accrued interest payable			3,033	1,269
Operating lease liabilities			9,632	10,394
Reserves for unfunded commitments			673	—
Accrued expenses and other liabilities			15,311	15,550
Total liabilities			$2,094,226	$2,141,940

Commitments and Contingent Liabilities

Stockholders' Equity	2023	2022
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,802,173	17,475,109	178	175
Additional paid-in capital			124,942	123,886
Retained earnings			120,960	114,888
Accumulated other comprehensive (loss), net			(34,834)	(36,567)
Total stockholders' equity			$211,246	$202,382
Total liabilities and stockholders' equity			$2,305,472	$2,344,322

See Notes to Consolidated Financial Statements.
*Derived from audited consolidated financial statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$25,243	$19,344	$73,625	$52,194
Interest and dividends on securities held-to-maturity	2	2	4	5
Interest and dividends on securities available-for-sale	1,217	1,481	3,852	4,471
Dividends on restricted stock	89	93	461	253
Interest on deposits at other financial institutions	876	171	2,022	417
Total interest and dividend income	$27,427	$21,091	$79,964	$57,340

Interest Expense
Interest on deposits	$13,799	$2,892	$34,592	$6,619
Interest on federal funds purchased	—	237	11	248
Interest on short-term debt	35	178	2,851	336
Interest on subordinated notes	258	258	773	773
Total interest expense	$14,092	$3,565	$38,227	$7,976

Net Interest Income	$13,335	$17,526	$41,737	$49,364
(Recovery of) Provision for credit losses	(729)	365	132	1,900
Net interest income after (recovery of) provision for credit losses	$14,064	$17,161	$41,605	$47,464
Noninterest Income
Service charges on deposit accounts	$284	$241	$731	$706
BOLI income	373	352	1,067	844
(Loss) income from minority membership interests	(650)	(160)	(1,431)	754
Loss on sale of securities available-for-sale	—	—	(4,592)	—
Other income	218	142	714	540
Total noninterest (loss) income	$225	$575	$(3,511)	$2,844

Noninterest Expenses
Salaries and employee benefits	$5,267	$5,202	$15,374	$15,094
Occupancy expense	547	417	1,785	1,570
Internet banking and software expense	660	432	1,804	1,231
Data processing and network administration	601	595	1,834	1,688
State franchise taxes	584	509	1,753	1,527
Audit, legal and consulting fees	213	235	644	884
Merger and acquisition expense	—	—	—	125
Loan related (benefit)/expenses	(189)	242	199	230
FDIC insurance	431	155	968	515
Marketing, business development and advertising	167	93	527	270
Director fees	180	168	540	503
Postage, courier and telephone	39	33	134	124
Core deposit intangible amortization	50	97	157	298
Tax credit amortization	32	—	95	—
Other operating expenses	466	421	1,447	1,199
Total noninterest expenses	$9,048	$8,599	$27,261	$25,258
Net income before income tax expense	$5,241	$9,137	$10,833	$25,050
Income tax expense	1,202	2,094	1,941	4,970
Net income	$4,039	$7,043	$8,892	$20,080
Earnings per share, basic	$0.23	$0.40	$0.50	$1.15
Earnings per share, diluted	$0.22	$0.38	$0.49	$1.09
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$4,039	$7,043	$8,892	$20,080
Other comprehensive income (loss):
Unrealized loss on securities available for sale, net of tax benefit of $1,987 and $1,979 for the three and nine months ended September 30, 2023, respectively, and net of tax benefit of $3,614 and $11,014 for the three and nine months ended September 30, 2022, respectively.	(7,046)	(13,555)	(7,018)	(41,433)
Unrealized gain on interest rate swaps, net of tax expense of $839 and $1,458 for the three and nine months ended September 30, 2023, respectively,and net of tax expense of $842 and $1,037 for the three and nine months ended September 30, 2022, respectively.	2,974	3,167	5,169	3,896
Reclassification adjustment for securities losses realized in income, net of tax expense of $0 and $1,010 for the three and nine months ended September 30, 2023, respectively, and $0 for each of the three and nine months ended September 30, 2022, respectively.	—	—	3,582	—
Total other comprehensive income (loss)	$(4,072)	$(10,388)	$1,733	$(37,537)
Total comprehensive income (loss)	$(33)	$(3,345)	$10,625	$(17,457)

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

	2023	2022
Cash Flows From Operating Activities
Net income	$8,892	$20,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	306	317
Provision for credit losses	132	1,900
Net amortization of premium of securities	322	484
Net accretion of deferred loan costs and fees	(1,349)	(1,767)
Net accretion of acquisition accounting adjustments	(421)	(125)
Loss on sale of available-for-sale investment securities	4,592	—
Loss (income) from minority membership interest	1,431	(754)
Amortization of subordinated debt issuance costs	41	41
Core deposits intangible amortization	157	298
Tax credits amortization	95	—
Equity-based compensation expense	909	799
BOLI income	(1,067)	(844)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses, and other assets	(9,626)	(12,368)
Increase in accrued interest payable, accrued expenses, and other liabilities	7,326	5,833
Net cash provided by operating activities	$11,740	$13,894

Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$(15,140)	$159,823
Purchases of securities available-for-sale	—	(47,160)
Proceeds from sales of securities available-for-sale	35,778	—
Proceeds from redemptions of securities available-for-sale	16,814	29,564
Net redemption (purchase) of restricted stock	7,867	(2,689)
Net increase in loans	(7,571)	(209,141)
Purchase of bank-owned life insurance	—	(15,000)
Distribution received from minority owned investment	—	1,040
Purchases of premises and equipment, net	(133)	(129)
Net cash provided by (used in) investing activities	$37,615	$(83,692)

Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$9,926	$(66,873)
(Decrease) increase in federal funds purchased	(30,000)	72,381
Net decrease in FHLB advances	(185,000)	—
Net increase in time deposits	155,876	50,000
Repurchase of shares of common stock	(1,448)	—
Taxes from vesting of restricted stock units	(113)	—
Common stock issuance	1,711	1,497
Net cash (used in) provided by financing activities	$(49,048)	$57,005
Net increase (decrease) in cash and cash equivalents	$307	$(12,793)
Cash and cash equivalents, beginning of year	7,253	24,613
Cash and cash equivalents, end of period	$7,560	$11,820
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	20,080	—	20,080
Other comprehensive loss	—	—	—	—	(37,537)	(37,537)
Common stock issuance for options exercised, net	219	3	1,494	—	—	1,497
Vesting of restricted stock grants	46	—	—	—	—	—
Stock-based compensation expense	—	—	799	—	—	799
Balance at September 30, 2022	13,992	$140	$124,091	$109,984	$(39,580)	$194,635
Balance at June 30, 2022	13,971	$140	$123,710	$102,941	$(29,192)	$197,599
Net income	—	—	—	7,043	—	7,043
Other comprehensive loss	—	—	—	—	(10,388)	(10,388)
Common stock issuance for options exercised, net	3	—	33	—	—	33
Vesting of restricted stock grants	18	—	—	—	—	—
Stock-based compensation expense	—	—	348	—	—	348
Balance at September 30, 2022	13,992	$140	$124,091	$109,984	$(39,580)	$194,635
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	8,892	—	8,892
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	1,733	1,733
Repurchase of common stock	(116)	(1)	(1,447)	(12)	—	(1,460)
Common stock issuance for options exercised, net	360	4	1,707	—	—	1,711
Vesting of restricted stock grants	83	—	(113)	—	—	(113)
Stock-based compensation expense	—	—	909	—	—	909
Balance at September 30, 2023	17,802	$178	$124,942	$120,960	$(34,834)	$211,246
Balance at June 30, 2023	17,783	$178	$124,713	$116,922	$(30,762)	$211,051
Net income	—	—	—	4,039	—	4,039
Other comprehensive income	—	—	—	—	(4,072)	(4,072)
Repurchase of common stock	—	—	—	(1)	—	(1)
Vesting of restricted stock grants	19	—	(30)	—	—	(30)
Stock-based compensation expense	—	—	259	—	—	259
Balance at September 30, 2023	17,802	$178	$124,942	$120,960	$(34,834)	$211,246

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
On August 31, 2021, the Bank had made an investment in Atlantic Coast Mortgage, LLC (“ACM”) for $20.4 million. As a result of this investment, the Bank obtained a 28.7% ownership interest in ACM, which is subject to an earnback option of up to 3.7% over a three year period. The investment is accounted for using the equity method of accounting. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanant financing line, and has developed portfolio mortgage products to diversify the Bank's held to investment loan portfolio.
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
Allowance for Credit Losses
The Company adopted the current expected credit loss model ("CECL") under Accounting Standards Update ("ASU") 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023. The Company recorded a net reduction of retained earnings of $2.8 million upon adoption. The adoption adjustment included an increase in the allowance for credit losses on loans of $2.9 million in addition to an increase of $800 thousand to the reserve for unfunded commitments.

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
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of September 30, 2023, the Company had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. This standard is commonly referred to as the current expected credit loss ("CECL") methodology. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and reserve for unfunded loan commitments, was $3.7 million. The adjustment, net of tax, recorded to stockholders’ equity totaled $2.8 million at January 1, 2023.
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

Note 2.    Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(21)	$243
Total Held-to-maturity Securities	$264	$—	$(21)	$243
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,586)	$10,973
Securities of state and local municipalities tax exempt	1,001	—	(18)	983
Securities of state and local municipalities taxable	469	—	(62)	407
Corporate bonds	20,206	—	(3,316)	16,890
SBA pass-through securities	62	—	(6)	56
Mortgage-backed securities	232,724	—	(49,046)	183,678
Collateralized mortgage obligations	4,054	—	(895)	3,159
Total Available-for-sale Securities	$272,075	$—	$(55,929)	$216,146

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,555)	$11,004
Securities of state and local municipalities tax exempt	1,385	—	(9)	1,376
Securities of state and local municipalities taxable	506	—	(62)	444
Corporate bonds	21,212	—	(2,154)	19,058
SBA pass-through securities	74	—	(7)	67
Mortgage-backed securities	282,858	—	(45,424)	237,434
Collateralized mortgage obligations	9,998	—	(1,312)	8,686
Total Available-for-sale Securities	$329,592	$—	$(51,523)	$278,069

As a result of the adoption of ASC 326, no allowance for credit losses was recognized as of September 30, 2023 related to the Company's investment portfolio.
The Company had $2.2 million and $4.1 million in securities pledged with the Federal Reserve Bank of Richmond ("FRB") to collateralize certain municipal deposits at September 30, 2023 and December 31, 2022, respectively. The

Notes to Unaudited Consolidated Financial Statements
(Continued)
Company had $121.4 million in securities pledged with the Virginia Department of Treasury to collateralize certain municipal deposits at September 30, 2023. There were $104.6 million securities pledged to the Virginia Department of Treasury at December 31, 2022.
The Company monitors the credit quality of held-to-maturity securities through the use of credit rating. The Company monitors credit rating on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at September 30, 2023, aggregated by credit quality indicator:

(In thousands)	Held-to-maturity
September 30, 2023	Securities of state and local municipalities tax exempt
Aa3	$264
Total	$264
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022, respectively. One security was held as of September 30, 2023 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of September 30, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)
At September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$10,974	$(2,586)	$10,974	$(2,586)
Securities of state and local municipalities tax exempt	—	—	983	(18)	983	(18)
Securities of state and local municipalities taxable	—	—	407	(62)	407	(62)
Corporate bonds	—	—	16,141	(3,316)	16,141	(3,316)
SBA pass-through securities	—	—	55	(6)	55	(6)
Mortgage-backed securities	—	—	183,678	(49,046)	183,678	(49,046)
Collateralized mortgage obligations	—	—	3,158	(895)	3,158	(895)
Total	$—	$—	$215,396	$(55,929)	$215,396	$(55,929)

Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position as of December 31, 2022 are as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,004	$(2,555)	$11,004	$(2,555)
Securities of state and local municipalities tax exempt	1,628	(21)	—	—	1,628	(21)
Securities of state and local municipalities taxable	—	—	444	(62)	444	(62)
Corporate bonds	12,344	(1,119)	5,964	(1,035)	18,308	(2,154)
SBA pass-through securities	—	—	67	(7)	67	(7)
Mortgage-backed securities	26,486	(1,831)	210,948	(43,593)	237,434	(45,424)
Collateralized mortgage obligations	2,601	(238)	6,085	(1,074)	8,686	(1,312)
Total	$43,059	$(3,209)	$234,512	$(48,326)	$277,571	$(51,535)

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
Mortgage-backed securities: The unrealized losses on the Company’s investment in 57 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at September 30, 2023.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 12 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at September 30, 2023.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at September 30, 2023 and December 31, 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized

Notes to Unaudited Consolidated Financial Statements
(Continued)
cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
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
The amortized cost and fair value of securities as of September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2023
	Held-to-maturity		Available-for-sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 1 year through 5 years	$264	$243	$5,687	$5,068
After 5 years through 10 years	—	—	31,589	26,052
After 10 years	—	—	234,799	185,026
Total	$264	$243	$272,075	$216,146

For the nine months ended September 30, 2023 and 2022, proceeds from principal repayments of securities were $16.6 million and $20.5 million, respectively. During the nine months ended September 30, 2023 and 2022, proceeds from sales, calls and maturities of securities were $35.8 million and zero, respectively. There were $4.6 million gross realized losses during the nine months ended September 30, 2023 and zero for the nine months ended September 30, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)
Note 3.    Loans and Allowance for Credit Losses
A summary of loan balances by type follows:

September 30, 2023
(In thousands)	Total
Commercial real estate	$1,097,726
Commercial and industrial	223,651
Commercial construction	154,559
Consumer real estate	367,345
Consumer nonresidential	6,232
$1,849,513
Less:
Allowance for credit losses	18,849
Loans, net	$1,830,664

	December 31, 2022
(In thousands)	Originated	Acquired	Total
Commercial real estate	$1,085,513	$14,748	$1,100,261
Commercial and industrial	242,307	2,913	245,220
Commercial construction	147,436	503	147,939
Consumer real estate	322,579	17,012	339,591
Consumer nonresidential	7,661	24	7,685
	$1,805,496	$35,200	$1,840,696
Less:
Allowance for credit losses	16,040	—	16,040
Unearned income and (unamortized premiums), net	262	—	262
Loans, net	$1,789,194	$35,200	$1,824,394

The loan portfolio summary is presented on amortized cost basis as of September 30, 2023. For the year ended December 31, 2022, the loan portfolio is presented at outstanding principal balance.

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

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022, and for the year ended December 31, 2022, follows:
Allowance for Credit Losses
For the Three Months Ended September 30, 2023
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$11,122	$2,865	$1,702	$3,683	$70	$19,442
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	7	7
Provision	(483)	(184)	(53)	124	(4)	(600)
Ending Balance, September 30,	$10,639	$2,681	$1,649	$3,807	$73	$18,849

Allowance for Credit Losses
For the Nine Months Ended September 30, 2023
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	—	(350)	—	—	(15)	(365)
Recoveries	—	3	—	1	35	39
Provision	(636)	(47)	80	906	(32)	271
Ending Balance, September 30,	$10,639	$2,681	$1,649	$3,807	$73	$18,849

Notes to Unaudited Consolidated Financial Statements
(Continued)

Allowance for Credit Losses
For the Three Months Ended September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, July 1	$10,067	$2,256	$1,765	$728	$141	$14,957
Charge-offs	—	—	—	—	(28)	(28)
Recoveries	—	—	—	—	19	19
Provision	362	(124)	(165)	310	(18)	365
Ending Balance September 30	$10,429	$2,132	$1,600	$1,038	$114	$15,313

Allowance for Credit Losses
For the Nine Months Ended September 30, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(82)	(478)
Recoveries	—	—	—	1	61	62
Provision	1,434	701	(409)	256	(82)	1,900
Ending Balance September 30	$10,429	$2,132	$1,600	$1,038	$114	$15,313

Allowance for Credit Losses
For the Year Ended December 31, 2022
(In thousands)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Allowance for credit losses:
Beginning Balance, January 1	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(101)	(497)
Recoveries	—	—	—	1	78	79
Provision	1,782	1,192	(510)	262	(97)	2,629
Ending Balance December 31	$10,777	$2,623	$1,499	$1,044	$97	$16,040

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

(In thousands)	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$—	$—
Commercial and industrial	—	—
Commercial construction	—	—
Consumer real estate	2,292	—
Consumer nonresidential	—	—
Total	$2,292	$—

The following tables present the recorded investment in loans and evaluation method as of September 30, 2022 and at December 31, 2022, by portfolio segment:
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

Notes to Unaudited Consolidated Financial Statements
(Continued)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of September 30, 2023:

(In thousands)	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$351,621	$84,975	$72,431	$148,332	$212,269	$73,825	$154,273	$—	$1,097,726
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$351,621	$84,975	$72,431	$148,332	$212,269	$73,825	$154,273	$—	$1,097,726
Commercial and Industrial
Grade:
Pass	$14,879	$2,615	$7,862	$14,845	$72,131	$47,834	$63,485	$—	$223,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$14,879	$2,615	$7,862	$14,845	$72,131	$47,834	$63,485	$—	$223,651
Commercial Construction
Grade:
Pass	$18,183	$344	$—	$10,441	$—	$709	$124,882	$—	$154,559
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$18,183	$344	$—	$10,441	$—	$709	$124,882	$—	$154,559
Consumer Real Estate
Grade:
Pass	$37,660	$8,251	$11,726	$27,925	$198,562	$45,501	$34,660	$—	$364,285
Special mention	—	—	—	—	753	—	58	—	811
Substandard	863	—	—	—	830	—	556	—	2,249
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$38,523	$8,251	$11,726	$27,925	$200,145	$45,501	$35,274	$—	$367,345
Consumer Nonresidential
Grade:
Pass	$702	$—	$9	$4	$55	$164	$5,298	$—	$6,232
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$702	$—	$9	$4	$55	$164	$5,298	$—	$6,232
Total Recorded Investment	$423,908	$96,185	$92,028	$201,547	$484,600	$168,033	$383,212	$—	$1,849,513

Notes to Unaudited Consolidated Financial Statements
(Continued)

As of September 30, 2023 – Total Loan Portfolio

(In thousands)	Total
Grade:
Pass	$1,846,453
Special mention	811
Substandard	2,249
Doubtful	—
Loss	—
Total Recorded Investment	$1,849,513

Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2022:
As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$1,077,526	$237,638	$147,436	$320,735	$7,661	$1,790,996
Special mention	6,284	3,350	—	803	—	10,437
Substandard	1,703	1,319	—	1,041	—	4,063
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,085,513	$242,307	$147,436	$322,579	$7,661	$1,805,496
As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,748	$2,913	$503	$17,012	$24	$35,200
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$14,748	$2,913	$503	$17,012	$24	$35,200

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2023, the Company had $811 thousand in loans identified as special mention, a decrease from $10.4 million at December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves management’s

Notes to Unaudited Consolidated Financial Statements
(Continued)
close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At September 30, 2023, the Company had $2.3 million in loans identified as substandard, a decrease of $1.8 million from December 31, 2022. The increase in substandard loans was primarily related to the addition of one loan. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2023, an individually assessed allowance for credit losses totaling $72 thousand has been estimated to supplement any shortfall of collateral.
Past due and nonaccrual loans presented by loan class were as follows at September 30, 2023 and December 31, 2022
As of September 30, 2023

(In thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$499	$—	$—	$499	$1,097,227	$—	$1,097,726
Commercial and industrial	518	—	—	518	223,133	—	223,651
Commercial construction	—	—	—	—	154,559	—	154,559
Consumer real estate	686	—	144	830	365,129	1,386	367,345
Consumer nonresidential	—	—	—	—	6,232	—	6,232
Total	$1,703	$—	$144	$1,847	$1,846,280	$1,386	$1,849,513

As of December 31, 2022 – Originated Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$546	$—	$2,096	$2,642	$1,082,871	$1,085,513	$393	$1,703
Commercial and industrial	512	—	1,319	1,831	240,476	242,307	—	1,319
Commercial construction	—	—	125	125	147,311	147,436	125	—
Consumer real estate	805	—	953	1,758	320,821	322,579	825	128
Consumer nonresidential	—	63	—	63	7,598	7,661	—	—
Total	$1,863	$63	$4,493	$6,419	$1,799,077	$1,805,496	$1,343	$3,150

As of December 31, 2022 – Acquired Loan Portfolio

(In thousands)	30-59 days past due	60-89 days past due	90 or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$14,748	$14,748	$—	$—
Commercial and industrial	—	—	—	—	2,913	2,913	—	—
Commercial construction	—	—	—	—	503	503	—	—
Consumer real estate	—	—	—	—	17,012	17,012	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$35,200	$35,200	$—	$—

Notes to Unaudited Consolidated Financial Statements
(Continued)
The following presents nonaccrual loans as of September 30, 2023:

(dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	1,386	—	1,386	58
Consumer nonresidential	—	—	—	—
Total	$1,386	$—	$1,386	$58
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2023 and December 31, 2022, respectively.
There were overdrafts of $133 thousand and $1.3 million at September 30, 2023 and December 31, 2022, respectively, which have been reclassified from deposits to loans. At September 30, 2023 and December 31, 2022, loans with a carrying value of $566.9 million and $458.7 million, respectively, were pledged to the FHLB.
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

There were 5 loans of $8.1 million modified during the the nine months ended September 30, 2023 with a combination of payment delays and contractual extension to the maturity of the loan. No loans were modified with principal and interest forgiveness or an interest rate reduction. All loans modified during the nine month ended September 30, 2023 are performing according the modified contractual terms.

Prior to the adoption of ASC 326, the Company had zero reserves for unfunded commitments as of December 31, 2022. Upon adoption of ASC 326, the Company established a reserve for unfunded commitments of $811 thousand as of January 1, 2023. As of September 30, 2023, the reserve for unfunded commitments increased to $673 thousand.

The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Provision for (reversal of) credit losses - loans	$(600)	$365	$271	$1,900
Provision for (reversal of) credit losses - unfunded commitments	(129)	—	(139)	—
Total provision for credit losses	$(729)	$365	$132	$1,900

Notes to Unaudited Consolidated Financial Statements
(Continued)

Note 4.    Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheets (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2023 and December 31, 2022. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives’ mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of September 30, 2023, the Company had entered into 17 interest rate swap agreements which are collateralized with $30 thousand in cash. There were 15 interest rate swap agreements outstanding as of December 31, 2022 which were collateralized with $30 thousand in cash.
The notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,965	$5,758
Pay Fixed/Receive Variable Swaps	82,965	(5,758)

	December 31, 2022
	Notional Amount	Fair Value
	(In thousands)
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$74,178	$4,260
Pay Fixed/Receive Variable Swaps	74,178	(4,260)

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
At September 30, 2023 and December 31, 2022, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)	September 30, 2023	December 31, 2022
Notional amount	$250,000	$145,000
Weighted average pay rate	3.25%	2.12%
Weighted average receive rate	5.31%	4.74%
Weighted average maturity in years	4.28	3.49
Unrealized gain relating to interest rate swaps	$10,879	$4,251

These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At September 30, 2023 and December 31, 2022, the unrealized gain relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with the interest payments on FHLB advances and wholesale deposits are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2023 and December 31, 2022, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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

At September 30, 2023 and December 31, 2022, the following financial instruments were outstanding, which contract amounts represent credit risk:

(In thousands)	September 30, 2023	December 31, 2022
Commitments to grant loans	$8,580	$135,441
Unused commitments to fund loans and lines of credit	217,363	235,617
Commercial and standby letters of credit	6,197	6,503

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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $3.1 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest annually over four years of continuous service and have a contractual term of ten years. At September 30, 2023, 148,125 shares were available to grant under the Plan. No options were granted during the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, there were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the nine months ended September 30, 2022.
A summary of option activity under the Plan as of September 30, 2023 and changes during the nine months ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2023	1,621,920	$6.82	1.81
Granted	—
Exercised	(423,380)	5.97
Forfeited or expired	(20,437)	5.73
Outstanding and Exercisable at September 30, 2023	1,178,103	$7.15	1.56	$6,671,990

(1) The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount changes based on changes in the market value of the Company’s common stock.
As of September 30, 2023, all outstanding stock options granted under the Plan are fully vested and amortized. There was $0 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2023. There was $31 thousand in income tax benefit related to stock options exercised and recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2022. Tax benefits recognized in the income statement for share-based compensation arrangements during the nine months ended September 30, 2023 and 2022 totaled $479 thousand and $235 thousand, respectively.
Restricted stock units relating to 9,438 shares were granted during the nine months ended September 30, 2023. There were 119,720 restricted stock units granted during the three months ended September 30, 2022. For the nine months ended September 30, 2023, there were 10,071 shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant. There were no shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant during the nine months ended September 30, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)

A summary of the Company’s restricted stock unit grant activity as of September 30, 2023 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value per share
Nonvested at January 1, 2023	278,245	$14.63
Granted	9,438	10.55
Vested	(92,360)	14.69
Forfeited	(12,262)	15.42
Balance at September 30, 2023	183,061	$14.34

The compensation cost that has been charged to income for the Plan was $259 thousand and $348 thousand for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 28 months.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements at September 30, 2023 Using
(In thousands)	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$10,973	$—	$10,973	$—
Securities of state and local municipalities tax exempt	983	—	983	—
Securities of state and local municipalities taxable	407	—	407	—
Corporate bonds	16,890	—	16,890	—
SBA pass-through securities	56	—	56	—
Mortgage-backed securities	183,678	—	183,678	—
Collateralized mortgage obligations	3,159	—	3,159	—
Total Available-for-Sale Securities	$216,146	$—	$216,146	$—
Derivative assets - interest rate swaps	$5,758	$—	$5,758	$—
Derivative assets - cash flow hedge	10,879	—	10,879	—
Liabilities
Derivative liabilities - interest rate swaps	5,758	—	5,758	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements at December 31, 2022 Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,004	$—	$11,004	$—
Securities of state and local municipalities tax exempt	1,376	—	1,376	—
Securities of state and local municipalities taxable	444	—	444	—
Corporate bonds	19,058	—	19,058	—
SBA pass-through securities	67	—	67	—
Mortgage-backed securities	237,434	—	237,434	—
Collateralized mortgage obligations	8,686	—	8,686	—
Total Available-for-Sale Securities	$278,069	$—	$278,069	$—
Derivative assets - interest rate swaps	$4,260	$—	$4,260	$—
Derivative assets - cash flow hedge	4,251	—	4,251	—
Liabilities
Derivative liabilities - interest rate swaps	4,260	—	4,260	—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At September 30, 2023, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).
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
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
(In thousands)	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$708	$—	$—	$708
Total Collateral-dependent loans	$708	$—	$—	$708

		Fair Value Measurements Using
(In thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,233	$—	$—	$1,233
Total Impaired loans	$1,233	$—	$—	$1,233

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2023 and December 31, 2022:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2023
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$708	Discounted appraised value	Marketability/Selling costs	8.00% - 9.42%	9.42%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
(Dollars In thousands)
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,233	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2023 and December 31, 2022. Fair values for September 30, 2023 and

Notes to Unaudited Consolidated Financial Statements
(Continued)
December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

		Fair Value Measurements as of September 30, 2023, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,560	$7,560	$—	$—
Interest-bearing deposits at other institutions	89,440	89,440	—	—
Securities held-to-maturity	264	—	243	—
Securities available-for-sale	216,146	—	216,146	—
Restricted stock	7,745	—	7,745	—
Loans, net	1,830,664	—	—	1,725,171
Bank owned life insurance	56,438	—	56,438	—
Accrued interest receivable	10,151	—	10,151	—
Derivative assets - interest rate swaps	5,758	—	5,758	—
Derivative assets - cash flow hedge	10,879	—	10,879	—

Financial liabilities:
Checking, savings and money market accounts	$1,331,675	$—	$1,331,675	$—
Time deposits	664,296	—	663,207	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	19,606	—	18,763	—
Accrued interest payable	3,033	—	3,033	—
Derivative liabilities - interest rate swaps	5,758	—	5,758	—

Notes to Unaudited Consolidated Financial Statements
(Continued)

		Fair Value Measurements as of December 31, 2022, using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,253	$7,253	$—	$—
Interest-bearing deposits at other institutions	74,300	74,300	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	278,069	—	278,069	—
Restricted stock	15,612	—	15,612	—
Loans, net	1,824,394	—	—	1,756,984
Bank owned life insurance	55,371	—	55,371	—
Accrued interest receivable	9,435	—	9,435	—
Derivative assets - interest rate swaps	4,260	—	4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—

Financial liabilities:
Checking, savings and money market accounts	$1,321,749	$—	$1,321,749	$—
Time deposits	508,413	—	510,754	—
Fed funds purchased	30,000	—	30,000	—
FHLB advances	235,000	—	235,000	—
Subordinated notes	19,565	—	18,856	—
Accrued interest payable	1,269	—	1,269	—
Derivative liabilities - interest rate swaps	4,260	—	4,260	—

Note 8.    Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Holders of the Company’s restricted stock units do not have voting rights during the vesting period and therefore, restricted stock units are not included in the computation of basic earnings per share. Weighted average shares – diluted includes the potential dilution of stock options and restricted stock units as of September 30, 2023 and 2022, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common stockholders. There were 9,327 restricted stock units excluded from weighted average dilutive shares for the three and nine months ended September 30, 2023 as the shares were anti-dilutive. There were no anti-dilutive shares for three and nine month periods ended September 30, 2022.

Notes to Unaudited Consolidated Financial Statements
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022

Net income	$4,039	$7,043	$8,892	$20,080

Weighted average number of shares	17,800	17,485	17,696	17,413

Effect of dilutive securities, restricted stock units and options	474	980	514	1,069

Weighted average diluted shares	18,274	18,465	18,210	18,482

Basic EPS	$0.23	$0.40	$0.50	$1.15
Diluted EPS	$0.22	$0.38	$0.49	$1.09

Note 9.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2023 and 2022 are shown in the following table. The Company has two components, which are available-for-sale securities and cash flow hedges, for the periods presented.

(In thousands)
Three Months Ended September 30, 2023	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(36,316)	$5,554	$(30,762)
Net unrealized (losses) gains during the period	(7,046)	2,974	(4,072)
Other comprehensive (loss) income, net of tax	(7,046)	2,974	(4,072)
Balance, end of period	$(43,362)	$8,528	$(34,834)

(In thousands)
Nine Months Ended September 30, 2023	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3,359	$(36,567)
Net unrealized (losses) gains during the period	(7,018)	5,169	(1,849)
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive (loss) income, net of tax	(3,436)	5,169	1,733
Balance, end of period	$(43,362)	$8,528	$(34,834)

(In thousands)
Three Months Ended September 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(29,861)	$669	$(29,192)
Net unrealized (losses) gains during the period	(13,555)	3,167	(10,388)
Other comprehensive (loss) income, net of tax	(13,555)	3,167	(10,388)
Balance, end of period	$(43,416)	$3,836	$(39,580)

Notes to Unaudited Consolidated Financial Statements
(Continued)

(In thousands)
Nine Months Ended September 30, 2022	Available-for-Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(41,433)	3,896	(37,537)
Other comprehensive (loss) income, net of tax	(41,433)	3,896	(37,537)
Balance, end of period	$(43,416)	$3,836	$(39,580)

There were no gains for the three months ended September 30, 2023, that were reclassified from AOCI into income. During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million. There were no gains that were reclassified from AOCI into income for the three and nine months ended September 30, 2022, respectively.

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
The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Non-interest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$284	$241	$731	$706
Fees, Exchange, and Other Service Charges	98	101	269	282
Other income	13	8	90	97
Non-interest Income (in-scope of Topic 606)	395	350	1,090	1,085
Non-interest Income (out-scope of Topic 606)	(170)	225	(4,601)	1,759
Total Non-interest Income	$225	$575	$(3,511)	$2,844

Notes to Unaudited Consolidated Financial Statements
(Continued)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2023 and 2022, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three months ended September 30, 2023 or 2022.

Note 12. Supplemental Cash Flow Information

Below is additional information regarding the Company’s cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$36,421	$8,158
Income taxes	2,360	6,283
Noncash investing and financing activities:
Unrealized (loss) on securities available-for-sale	(4,406)	(52,447)
Unrealized gain on interest rate swaps	6,627	4,932
Adoption of CECL accounting standard	(2,808)	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	397	522

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2023 and December 31, 2022 and the results of our operations for the three and nine months ended September 30, 2023 and 2022. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results of operations for the balance of 2023, or for any other periods. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.
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
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•general business and economic conditions, including higher inflation and its impacts, nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, consumer and business confidence and consumer and business spending, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;

•the risk of changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•changes in the Company’s liquidity requirements could be adversely affected by changes in its assets and liabilities;

•changes in the assumptions underlying the establishment of reserves for possible credit losses;

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
For each of the modeled loan segments, we generate cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The modeling of expected prepayment speeds is based on internal loan-level historical data. For our cash flow model, we utilize national unemployment for reasonable and supportable forecasting of expected default. To further adjust the ACL for expected losses not already within the quantitative component of the calculation, we may consider qualitative factors as prescribed in ASC 326.

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

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of September 30, 2023, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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
To facilitate an orderly transition from interbank offered rates and other benchmark rates to ARRs, we established an enterprise-wide initiative led by senior management. The objective of this initiative was to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs. As of September 30, 2023, we no longer have any financial instruments that are indexed to LIBOR.
Results of Operations— Three and Nine Months Ended September 30, 2023 and 2022
Overview
We recorded net income of $4.0 million, or $0.22 diluted earnings per share, for the three months ended September 30, 2023, compared to net income of $7.0 million, or $0.38 per diluted earnings per share, for the three months ended September 30, 2022, a decrease of $3.0 million, or 43%. Net interest income decreased $4.2 million, or 24%, to $13.3 million for the three months ended September 30, 2023, compared to $17.5 million for the same period of 2022. A release of reserves for credit losses of $729 thousand was recorded for the three months ended September 30, 2023, compared to a provision for credit losses of $365 thousand for the same period of 2022. Noninterest income was $225 thousand and $575 thousand for the three months ended September 30, 2023 and 2022, respectively. Noninterest expense was $9.0 million for the three months ended September 30, 2023, compared to $8.6 million for the three months ended September 30, 2022, an increase of $449 thousand, or 5%.

The annualized return on average assets for the three months ended September 30, 2023 and 2022 was 0.70% and 1.32%, respectively. The annualized return on average equity for the three months ended September 30, 2023 and 2022 was 7.57% and 13.87%, respectively.

For the nine months ended September 30, 2023, we recorded net income of $8.9 million, or $0.49 diluted earnings per share, compared to net income of $20.1 million, or $1.09 diluted earnings per share for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2023 was impacted by an after-tax loss totaling $3.6 million from the February sale of available-for-sale investment securities. Additionally, net income for the nine months ended September 30, 2023 included our portion of losses from our membership interest in ACM, which was $1.4 million, net of tax, compared to income of $754 thousand, net of tax, for the nine months ended September 30, 2022. Net interest income for the nine months ended September 30, 2023 was $41.7 million, compared to $49.4 million for the same period in 2022, a decrease of $7.6 million, or 15%. Provision for credit losses for the nine months ended September 30, 2023 was $132 thousand, compared to $1.9 million for the same period of 2022. Non-interest income was recorded as a loss of $3.5 million compared to income of $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Noninterest expense was $27.3 million and $25.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2.0 million, or 8%.

Commercial bank operating earnings, which exclude the losses on the above-noted securities sales, and 2022 merger-related expenses, all net of tax, for the three months ended September 30, 2023 and September 30, 2022 were $4.0 million and $7.0 million, respectively, a decrease of $3.0 million. For the nine months ended September 30, 2023 and September 30, 2022, commercial bank operating earnings were $12.5 million and $20.2 million, respectively. Diluted commercial bank operating earnings per share for the three months ended September 30, 2023 and September 30, 2022 was $0.23 and $0.40 respectively. For the nine months ended September 30, 2023 and 2022, diluted commercial bank operating earnings per share was $0.69 and $1.09, respectively. We consider commercial bank operating earnings a useful financial measure of our operating performance. Commercial bank operating earnings is determined by methods other than in accordance with GAAP. A reconciliation of non-GAAP financial measures to their most comparable financial measure in accordance with GAAP can be found in the tables below.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,
	2023	2022
Net income (as reported)	$4,039	$7,043
Add: Merger and acquisition expense	—	—
Add: Loss on sale of available-for-sale investment securities	—	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	—	—
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$4,039	$7,043
Earnings per share - basic (GAAP net income)	$0.23	$0.40
Earnings per share - Non-GAAP expenses including provision for income taxes	—	—
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.23	$0.40
Earnings per share - diluted (GAAP net income)	$0.22	$0.38
Earnings per share - Non-GAAP expenses including provision for income taxes	$—	—
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.22	$0.38
Return on average assets (GAAP net income)	0.70%	1.32%
Non-GAAP expenses including provision for income taxes	—%	—%
Return on average assets (non-GAAP core bank operating earnings)	0.70%	1.32%
Return on average equity (GAAP net income)	7.57%	13.87%
Non-GAAP expenses including provision for income taxes	—%	—%
Return on average equity (non-GAAP core bank operating earnings)	7.57%	13.87%

	For the Nine Months Ended September 30,
	2023	2022
Net income (as reported)	$8,892	$20,080
Add: Merger and acquisition expense	—	125
Add: Loss on sale of available-for-sale investment securities	4,592	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	(1,010)	(28)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$12,474	$20,177
Earnings per share - basic (GAAP net income)	$0.50	$1.15
Earnings per share - Non-GAAP expenses including provision for income taxes	0.20	0.01
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.70	$1.16
Earnings per share - diluted (GAAP net income)	$0.49	$1.09
Earnings per share - Non-GAAP expenses including provision for income taxes	0.20	—
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.69	$1.09
Return on average assets (GAAP net income)	0.52%	1.28%
Non-GAAP expenses including provision for income taxes	0.21%	—%
Return on average assets (non-GAAP core bank operating earnings)	0.73%	1.28%
Return on average equity (GAAP net income)	5.68%	13.14%
Non-GAAP expenses including provision for income taxes	2.29%	0.06%
Return on average equity (non-GAAP core bank operating earnings)	7.97%	13.20%

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2023 and 2022.

Average Balances and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	2023				2022
	Average Balance		Interest Income/Expense	Average Yield/ Rate	Average Balance		Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,106,429	$	$13,586	4.91%	$1,003,052	$	$11,195	4.46%
Commercial and industrial	235,858		4,351	7.38%	212,997		2,786	5.23%
Commercial construction	154,569		2,780	7.19%	156,429		2,163	5.53%
Consumer residential	366,614		4,410	4.81%	285,588		3,021	4.23%
Consumer nonresidential	5,349		116	8.67%	9,455		179	7.57%
Total loans (1)	$1,868,819		$25,243	5.40%	1,667,521		19,344	4.64%

Investment securities (2)	$276,002		$1,220	1.77%	$341,995		$1,485	1.74%
Restricted stock	5,380		89	6.63%	7,412		93	5.02%
Deposits at other financial institutions and federal funds sold	64,722		876	5.37%	40,814		171	1.66%
Total interest-earning assets and interest income	$2,214,923		$27,428	4.95%	$2,057,742		$21,093	4.10%

Noninterest-earning assets:
Cash and due from banks	$6,721				$4,958
Premises and equipment, net	1,083				1,344
Accrued interest and other assets	99,576				92,985
Allowance for credit losses	(19,432)				(15,072)
Total assets	$2,302,870				$2,141,957

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$641,746	$	$5,134	3.17%	$737,907	$	$1,320	0.71%
Savings and money markets	240,504		1,544	2.55%	314,105		727	0.92%
Time deposits	359,217		3,550	3.92%	213,845		752	1.41%
Wholesale deposits	366,667		3,571	3.86%	41,957		93	0.88%
Total interest - bearing deposits	$1,608,134		$13,799	3.40%	$1,307,814		$2,892	0.88%

Other borrowed funds	$9,141		$35	1.53%	$81,902		$415	2.01%
Subordinated notes, net of issuance costs	19,597		258	5.21%	19,542		258	5.23%
Total interest-bearing liabilities and interest expense	$1,636,872		$14,092	3.42%	$1,409,258		$3,565	1.01%

Noninterest-bearing liabilities:
Demand deposits	$425,807				$506,700
Other liabilities	26,681				22,910
Common stockholders' equity	213,510				203,089
Total liabilities and stockholders' equity	$2,302,870				$2,141,957

Net interest income and net interest margin			$13,336	2.39%			$17,528	3.38%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $612 thousand and $917 thousand for the three months ended September 30, 2023 and 2022, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for September 30, 2023 and 21% for September 30, 2022.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2023.

Rate and Volume Analysis
For the Three Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$1,154	$1,237	$2,391
Commercial and industrial	299	1,266	1,565
Commercial construction	(26)	643	617
Consumer residential	857	532	1,389
Consumer nonresidential	(78)	15	(63)
Total loans (1)	2,206	3,693	5,899

Investment securities (2)	(286)	21	(265)
Restricted stock	(26)	22	(4)
Deposits at other financial institutions and federal funds sold	117	588	705

Total interest income	2,011	4,324	6,335

Interest expense:

Interest - bearing deposits:
Interest checking	(156)	3,970	3,814
Savings and money markets	(170)	987	817
Time deposits	520	2,278	2,798
Wholesale deposits	720	2,758	3,478
Total interest - bearing deposits	914	9,993	10,907

Other borrowed funds	(481)	101	(380)
Total interest expense	433	10,094	10,527

Net interest income	$1,578	$(5,770)	$(4,192)

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for September 30, 2023 and 21% for September 30, 2022.

Net interest income totaled $13.3 million, a decrease of $4.2 million, or 24%, for three months ended September 30, 2023, compared to September 30, 2022. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy, coupled with the need to meet intense competition from market area banks, brokerages, other financial institutions and the U.S. Treasury.

Average earning assets increased $157.2 million to $2.21 billion during the third quarter of 2023 as compared to $2.06 billion for the same period of 2022, primarily related to average growth in our loan portfolio of $201.3 million for the third quarter of 2023 as compared to the same period of 2022. This growth was offset by a decrease in average investment securities of $68.0 million for the quarter ended September 30, 2023 as compared to the year ago quarter for

2022, a result of the securities sale executed during the first quarter of 2023 and the decrease in the market value of the securities portfolio during the past year.

Interest income for the three months ended September 30, 2023 increased $6.3 million to $27.4 million from $21.1 million for the three months ended September 30, 2022. Loan interest income during the third quarter of 2023 increased $5.9 million as compared to the year ago quarter due to both loan growth and an increase in yields earned on the portfolio. Income from investment securities decreased $264 thousand for the three months ended September 30, 2023 compared to the same period of 2022, primarily as a result of a decrease in volume due to the securities sale. This decrease was offset by an increase of $705 thousand in interest income from deposits at other financial institutions for the third quarter of 2023 compared to the third quarter of 2022, which was primarily due to the increase in rates earned on those funds.

Total average interest-bearing deposits increased $300.3 million to $1.61 billion for the three months ended September 30, 2023 compared to $1.31 billion for the three months ended September 30, 2022. Average noninterest-bearing deposits decreased $80.9 million to $425.8 million for the three months ended September 30, 2023 compared to $506.7 million for the same period in 2022. Average wholesale deposits increased $324.7 million to $366.7 million for the three months ended September 30, 2023 compared to $42.0 million for the same period in 2022. Average other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, decreased $72.8 million to $9.1 million at September 30, 2023 compared to $81.9 million at September 30, 2022

Interest expense for the three months ended September 30, 2023 increased $10.5 million to $14.1 million from $3.6 million for the three months ended September 30, 2022. Deposit interest expense for the third quarter of 2023 increased $10.9 million compared to the year ago quarter primarily as a result of increased rates, which contributed $10.0 million to the increase.

Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2023 and 2022 was 2.39% and 3.38%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2023 compared to 2022, a result of the rising rate environment. The yield on interest-earning assets increased 85 basis points to 4.95% for the three months ended September 30, 2023, compared to 4.10% for the same period of 2022. The average yield of the loan portfolio for the three month periods ended September 30, 2023 and 2022 was 5.40% and 4.64%, respectively, an increase of 76 basis points. The cost of interest-bearing deposits increased 252 basis points to 3.40% for the three months ended September 30, 2023, compared to 0.88% for the same period of 2022, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.36% for the three months ended September 30, 2023 compared to 0.64% for the same three month period of 2022. Cost of other borrowed funds increased 141 basis points to 4.04% for the three months ended September 30, 2023 compared to 2.63% for the three months ended September 30, 2022.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Financial Measurements:
Interest income:
Loans	$25,243	$19,344	$73,625	$52,194
Deposits at other financial institutions and federal funds sold	876	171	2,022	417
Investment securities available‑for‑sale	1,217	1,481	3,852	4,471
Investment securities held‑to‑maturity	2	2	4	5
Dividend on Restricted stock	89	93	461	253
Total interest income	27,427	21,091	79,964	57,340
Interest expense:
Interest‑bearing deposits	$13,799	$2,892	$34,592	$6,619
Other borrowed funds	293	673	3,635	1,357
Total interest expense	$14,092	$3,565	$38,227	$7,976
Net interest income	$13,335	$17,526	$41,737	$49,364
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	1	2	4	8
Total tax benefit on tax-exempt interest income	$1	$2	$4	$8
Tax equivalent net interest income	$13,336	$17,528	$41,741	$49,372

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2023 and 2022.

Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	2023				2022
	Average Balance		Interest Income/Expense	Average Yield/ Rate	Average Balance		Interest Income/Expense	Average Yield/ Rate
Assets
Interest-earning assets:
Loans (1):
Commercial real estate	$1,107,935	$	$39,807	4.79%	$952,824	$	$30,856	4.32%
Commercial and industrial	228,189		12,400	7.25%	207,399		7,387	4.75%
Commercial construction	154,862		8,233	7.09%	170,483		6,379	4.99%
Consumer residential	358,960		12,767	4.74%	234,959		7,050	4.00%
Consumer nonresidential	6,062		418	9.20%	9,373		522	7.43%
Total loans (1)	$1,856,008		$73,625	5.29% %	$1,575,038		$52,194	4.42% %

Investment securities (2)	$289,735		$3,861	1.78%	$348,245		$4,484	1.72%
Restricted stock	9,343		460	6.56%	6,533		253	5.16%
Deposits at other financial institutions and federal funds sold	52,711		2,022	5.13%	87,176		417	0.64%
Total interest-earning assets and interest income	$2,207,797		$79,968	4.83% %	$2,016,992		$57,348	3.79% %

Noninterest-earning assets:
Cash and due from banks	$6,159				$6,811
Premises and equipment, net	1,147				1,452
Accrued interest and other assets	96,985				88,096
Allowance for credit losses	(18,523)				(14,349)
Total assets	$2,293,565				$2,099,002

Liabilities and Stockholders' Equity
Interest - bearing liabilities:
Interest - bearing deposits:

Interest checking	$564,765	$	$11,595	2.74%	$743,193	$	$3,323	0.60%
Savings and money markets	259,308		4,307	2.22%	319,871		1,522	0.64%
Time deposits	351,762		9,292	3.53%	192,099		1,640	1.14%
Wholesale deposits	332,217		9,398	3.78%	37,344		134	0.48%
Total interest - bearing deposits	$1,508,052		$34,592	3.07% %	$1,292,507		$6,619	0.68% %

Other borrowed funds	98,378		2,862	3.89%	44,982		584	1.73%
Subordinated notes, net of issuance costs	19,583		773	5.27	19,529		773	5.29
Total interest-bearing liabilities and interest expense	$1,626,013		$38,227	3.14% %	$1,357,018		$7,976	0.78% %

Noninterest-bearing liabilities:
Non-interest bearing deposits	$433,335				$514,238
Other liabilities	25,413				23,990
Common stockholders' equity	208,804				203,756
Total liabilities and stockholders' equity	$2,293,565				$2,099,002

Net interest income and net interest margin			$41,741	2.53%			$49,372	3.27%

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.5 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for September 30, 2023 and 21% for September 30, 2022.

The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2023 and 2022.

Rate and Volume Analysis
For the Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:

Loans (1):
Commercial real estate	$5,023	$3,928	$8,951
Commercial and industrial	740	4,273	5,013
Commercial construction	(584)	2,438	1,854
Consumer residential	3,721	1,996	5,717
Consumer nonresidential	(185)	81	(104)
Total loans (1)	8,715	12,716	21,431

Investment securities (2)	(753)	130	(623)
Restricted stock	113	94	207
Deposits at other financial institutions and federal funds sold	(165)	1,770	1,605

Total interest income	7,910	14,710	22,620

Interest expense:

Interest - bearing deposits:
Interest checking	(798)	9,070	8,272
Savings and money markets	(288)	3,073	2,785
Time deposits	1,363	6,289	7,652
Wholesale deposits	1,058	8,206	9,264
Total interest - bearing deposits	1,335	26,638	27,973

Other borrowed funds	1,124	1,154	2,278
Total interest expense	2,459	27,792	30,251

Net interest income	$5,451	$(13,082)	$(7,631)

(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on nonaccruing loans was not material for the periods presented.
(2)The average yields for investment securities are reported on a fully taxable equivalent basis at an effective rate of 22% for September 30, 2023 and 21% for September 30, 2022

Net interest income totaled $13.3 million, a decrease of $4.2 million, or 24%, for three months ended September 30, 2023, compared to September 30, 2022. Net interest income for the nine months ended September 30, 2023 and September 30, 2022, was $41.7 million and $49.4 million, respectively, a decrease of $7.6 million, or 15%. The decrease in net interest income is again primarily due to an increase in funding costs, which have increased significantly over the last 15 months.
Average earning assets increased $194.6 million to $2.30 billion during the nine months ended September 30, 2023 as compared to $2.10 billion for the same period of 2022, primarily related to average growth in our loan portfolio of $281.0 million for the nine months of 2023 as compared to the same period of 2022. This growth was offset by a decrease in average investment securities of $55.7 million for the year-to-date period ended September 30, 2023 as compared to the same year ago period for 2022, a result of the securities sale executed during the first quarter of 2023 and the decrease in the market value of the securities portfolio during the past year. The average balance for deposits at other financial institutions also decreased $34.5 million for the nine months ended September 30, 2023 compared to the same period of 2022, as excess liquidity was used to fund loan originations.

Interest income for the nine months ended September 30, 2023 increased $22.6 million to $80.0 million from $57.3 million for the nine months ended September 30, 2022. Loan interest income during the first nine months of 2023 increased $21.4 million as compared to the year ago nine month period as a result of both loan growth and an increase in yields earned on the portfolio. Income from investment securities decreased $416 thousand for the nine months ended September 30, 2023 compared to the same period of 2022, primarily as a result of a decrease in volume due to the securities sale. This decrease was offset by an increase of $1.6 million in interest income from deposits at other financial institutions for the first nine months of 2023 compared to the same period of 2022, which was primarily due to the increase in rates earned on those funds.

Total average interest-bearing deposits increased $215.5 million to $1.51 billion for the nine months ended September 30, 2023 compared to $1.29 billion for the nine months ended September 30, 2022. Average noninterest-bearing deposits decreased $80.9 million to $433.3 million for the nine months ended September 30, 2023 compared to $514.2 million for the same period of 2022. Average wholesale deposits increased $294.9 million to $332.2 million for the nine months ended September 30, 2023 compared to $37.3 million for the same period in 2022. Average other borrowed funds, which include federal funds purchased and FHLB advances, increased $53.4 million to $98.4 million at September 30, 2023 compared to $45.0 million at September 30, 2022.

Interest expense for the nine months ended September 30, 2023 increased $30.3 million to $38.2 million from $8.0 million for the nine months ended September 30, 2022. Deposit interest expense for the year-to-date period of 2023 increased $28.0 million compared to the year ago nine month period primarily as a result of increased rates, which contributed $27.8 million to the increase.

Our net interest margin, on a tax equivalent basis, for the nine months ended September 30, 2023 and 2022 was 2.53% and 3.27%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2023 compared to 2022, a result of the rising rate environment. The yield on interest-earning assets increased 87 basis points to 4.83% for the nine months ended September 30, 2023, compared to 3.79% for the same period of 2022. The average yield of the loan portfolio for the nine month periods ended September 30, 2023 and 2022 was 5.29% and 4.42%, respectively, an increase of 87 basis points. The cost of interest-bearing deposits increased 239 basis points to 3.07% for the nine months ended September 30, 2023, compared to 0.68% for the same period of 2022, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.09% for the nine months ended September 30, 2023 compared to 0.49% for the same nine month period of 2022. Cost of other borrowed funds increased 216 basis points to 3.89% for the nine months ended September 30, 2023 compared to 1.73% for the nine months ended September 30, 2022.

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
As a result of the adoption of CECL, reserves for credit losses increased $3.7 million and consisted of increases to the allowance for credit losses on loans as well as an increase in reserves for unfunded commitments (referred to as combined ACL herein). For the third quarter and first nine months of 2023, subsequent to the aforementioned adoption, the Company released $729 thousand of its allowance for credit losses and recorded a provision for credit losses of $132 thousand, respectively, compared to a provision of $365 thousand for the three months ended September 30, 2022 and a provision of $1.9 million for the nine months ended September 30, 2022. The Company continues to lend to well-established and relationship-driven borrowers and has a proven track record of low historical credit losses.

We continue to maintain our disciplined credit guidelines during the current rising rate environment. We proactively monitor the impact of rising interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics remained strong for the third quarter of 2023 with reserves on the individually evaluated portfolio decreasing to $72 thousand as of September 30, 2023, down from $86 thousand at December 31, 2022, and down from $164 thousand at September 30, 2022, a result of valuation adjustments. We recorded net recoveries of $7 thousand during the third quarter of 2023 and net charge-offs of $9 thousand for same period of 2022. For the nine months ended September 30, 2023 and 2022, we recorded net charge-offs of $326 thousand and $416 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio. The allowance for credit losses at September 30, 2023 was $18.8 million compared to $16.0 million at December 31, 2022. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 1.06% at September 30, 2023, compared to 0.87% at December 31, 2022.
Noninterest Income
The following table provides detail for non-interest income for the three and nine months ended September 30, 2023 and 2022.
Non-Interest Income
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended September 30,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$284	$241	$43	17.8%
Fees on loans	107	32	75	234.4%
BOLI income	373	352	21	6.0%
(Loss) Income from minority membership interest	(650)	(160)	(490)	306.3%
Other fee income	111	110	1	0.9%
Total non‑interest income	$225	$575	$(350)	(60.9)%

	For the Nine Months Ended September 30,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$731	$706	$25	3.5%
Fees on loans	352	159	193	121.4%
BOLI income	1,067	844	223	26.4%
(Loss) Income from minority membership interest	(1,431)	754	(2,185)	(289.8)%
Loss on sale of available-for-sale securities	(4,592)	—	(4,592)	(100.0)%
Other fee income	362	381	(19)	(5.0)%
Total non‑interest income (loss)	$(3,511)	$2,844	$(6,355)	(223.5)%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income for the three months ended September 30, 2023 was $225 thousand compared to $575 thousand for the three month ended September 30, 2022. For the nine months ended September 30, 2023, we recorded noninterest income as a loss of $3.5 million compared to income of $2.8 million for same period in 2022.
Fee income from loans was $107 thousand for the three months ended September 30, 2023, compared to $32 thousand for the three months ended September 30, 2022, an increase of $75 thousand, primarily due to an increase in back-to-back loan swap fee income. Service charges on deposit accounts and other fee income totaled $284 thousand for the three months ended September 30, 2023, compared to $241 thousand for the same period in 2022. Loss from our minority membership interest in ACM was $650 thousand for the three months ended September 30, 2023 compared to $160 thousand for the same period of 2022. Income from BOLI increased $21 thousand to $373 thousand for the three months ended September 30, 2023, compared to $352 thousand for the same period of 2022.
Non-interest income for the nine months ended September 30, 2023 was a loss of $3.5 million compared to income of $2.8 million for same period in 2022. The decrease in non-interest income is primarily attributable to a loss on the sale of available-for-sale securities of $4.6 million resulting from the balance sheet repositioning completed in the first quarter of 2023. Additionally, we recorded a loss of $1.4 million related to the Bank's minority investment in ACM during the first nine months of 2023. Fee income from loans was $352 thousand for the nine months ended September 30, 2023, compared to $159 thousand for the nine months ended September 30, 2022, an increase of $193 thousand, primarily due to an increase in loan extension fees and back-to-back loan swap fee income. Service charges on deposit accounts and other fee income totaled $731 thousand for the nine months ended September 30, 2023, compared to $706 thousand for the same period in 2022. Income from BOLI increased $223 thousand to $1.1 million for the nine months ended September 30, 2023, compared to $844 thousand for the same period of 2022.
Non-interest Expense
The following table reflects the components of non-interest expense for the three and nine months ended September 30, 2023 and 2022.
Non-Interest Expense
For The Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$5,267	$5,202	$65	1.2%	$15,374	$15,094	$280	1.9%
Occupancy expense	547	417	130	31.2%	1,785	1,570	215	13.6%
Internet banking and software expense	660	432	228	52.8%	1,804	1,231	573	46.5%
Data processing and network administration	601	595	6	1.0%	1,834	1,688	146	8.6%
State franchise taxes	584	509	75	14.8%	1,753	1,527	226	14.8%
Audit, legal and consulting fees	213	235	(22)	(9.4)%	644	884	(240)	(27.0)%
Merger and acquisition expense	—	—	—	—%	—	125	(125)	(100.0)%
Loan related expenses	(189)	242	(431)	178.1%	199	230	(31)	13.5%
FDIC insurance	431	155	276	178.1%	968	515	453	88.0%
Marketing, business development and advertising	167	93	74	79.6%	527	270	257	95.2%
Director fees	180	168	12	7.1%	540	503	37	7.4%
Postage, courier and telephone	39	33	6	18.2%	134	124	10	8.1%
Core deposit intangible amortization	50	97	(47)	(48.5)%	157	298	(141)	(47.3)%
Tax credit amortization	32	—	32	100.0%	95	—	95	100.0%
Other operating expenses	466	421	45	10.7%	1,447	1,199	248	20.7%
Total non‑interest expense	$9,048	$8,599	$449	5.2%	$27,261	$25,258	$2,003	7.9%

Non-interest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Non-interest expense was $9.0 million and $8.6 million for the three month periods ended September 30, 2023 and 2022, respectively. Salaries and benefits expense was $5.3 million and $5.2 million for the third quarters of 2023 and 2022 respectively, an increase of $65 thousand, or 1.2%, which was primarily related to a decrease in salaries deferred related to loan origination activity totaling $211 thousand. Internet banking and software expense increased $228 thousand compared to the quarter ended September 30, 2022, primarily as a result of enhanced customer software solutions. Federal Deposit Insurance Corporate ("FDIC") insurance premium expense increased $276 thousand for the three months ended September 30, 2023 compared to the same period of 2022, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund. Marketing expenses increased $74 thousand to $167 thousand for the three months ended September 30, 2023 compared to the same period of 2022, related to lower cost deposit gathering and branding efforts. Lastly, loan related expenses decreased $431 thousand during the quarter ended September 30, 2023 compared to the same period of 2022, as we received a recovery of legal expenses associated with a previous watchlist credit.
Non-interest expense was $27.3 million and $25.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $2.0 million. Salaries and benefits expense was $15.4 million and $15.1 million for the nine months ended September 30, 2023 and 2022 respectively, an increase of $280 thousand, or 1.9%. During the first quarter of 2023, we had staffing changes that are expected to result in annualized savings of approximately $1.0 million. Internet banking and software expense increased $573 thousand compared to the nine months ended September 30, 2022, primarily as a result of enhanced customer software solutions. FDIC insurance premium expense increased $453 thousand for the nine months ended September 30, 2023 compared to the same period of 2022, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund. Marketing expenses increased $257 thousand to $527 thousand for the nine months ended September 30, 2023 compared to the same period of 2022, related to higher deposit gathering and branding efforts.
Income Taxes
We recorded a provision for income taxes of $1.2 million for the three months ended September 30, 2023, compared to $2.1 million for the same period in 2022. The effective tax rate for each of the three months ended September 30, 2023 and 2022 was 22.4% and 20.0%, respectively. For the nine months ended September 30, 2023 and 2022, provision for income taxes was $1.9 million and $5.0 million, respectively. The effective tax rate for the nine months ended September 30, 2023 was 17.9% and for the comparable nine month period of 2022 was 19.8%. The effective tax rates for these year-to-date periods are less than the Company's combined federal and state statutory rate of 22.5% primarily because of discrete tax benefits recorded as a result of exercised nonqualified stock options during the aforementioned periods.

Discussion and Analysis of Financial Condition
Overview
Total assets were $2.31 billion at September 30, 2023 and December 31, 2022, respectively. Investment securities were $216.4 million at September 30, 2023, a decrease of $61.9 million, from $278.3 million at December 31, 2022, primarily as a result of the aforementioned sale of available-for-sale investment securities that occurred during the first quarter of 2023. Total deposits increased $257.9 million, or 9%, to $2.00 billion at September 30, 2023 compared to $1.83 billion at December 31, 2022. At September 30, 2023 and December 31, 2022, we had federal funds purchased totaling $0.0 and $30.0 million, respectively. The Bank had FHLB advances of $50.0 million and $235.0 million at September 30, 2023 and December 31, 2022, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of September 30, 2023 and December 31, 2022.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.85 billion at September 30, 2023 and $1.84 billion at December 31, 2022, an increase of $9.1 million, or 0.3%. During the third quarter of 2023, new commercial loan originations totaled $18.4 million with a weighted average rate of 8.01% and repayments of loans and lines of credit totaled $26.0 million with a weighted average rate of 7.58%.
Commercial real estate loans totaled $1.10 billion at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, commercial real estate loans represented 59% of the Company's total gross loans receivable. Owner-occupied commercial real estate loans were $212.8 million at September 30, 2023 compared to $206.8 million at December 31, 2022. Nonowner-occupied commercial real estate loans were $884.9 million at September 30, 2023 compared to $893.2 million at December 31, 2022. Commercial construction loans totaled $154.6 million at September 30, 2023, an increase of $6.7 million, or 5%, from $147.9 million at December 31, 2022, and comprised 8% of total gross loans receivable. Of the $154.6 million in construction loans at September 30, 2023, $31.5 million are collateralized by land and only $2.7 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 390% of our total risk based capital at September 30, 2023.
The following table presents the composition of our loans receivable portfolio at September 30, 2023 and December 31, 2022.
Loans Receivable
At September 30, 2023 and December 31, 2022
(Dollars in thousands)

	September 30, 2023	December 31, 2022
Commercial real estate	1,100,406	1,100,261
Commercial and industrial	224,264	245,220
Commercial construction	155,081	147,939
Consumer real estate	362,345	339,591
Consumer nonresidential	6,231	7,685

Gross loans	1,848,327	1,840,696

Less:
Allowance for credit losses on loans	18,849	16,040
Unearned income and (unamortized premiums), net	(1,186)	262

Loans receivable, net	$1,830,664	$1,824,394

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $1.5 million and $4.5 million at September 30, 2023 and December 31, 2022, respectively, a decrease of $3.0 million, or 66%. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $72 thousand and $86 thousand at September 30, 2023 and December 31, 2022, respectively. Our ratio of nonperforming loans to total assets was 0.07% and 0.19% at September 30, 2023 and December 31, 2022, respectively. We had no other real estate owned and there were $8.3 million in loan modifications for borrowers who were experiencing financial difficulty during the nine months ended September 30, 2023.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2023, we had $811 thousand in loans identified as special mention, a decrease from $10.4 million from December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contract. The decrease from December 31, 2022 was primarily related to two relationships comprising of three loans paying off totaling $9.6 million. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At September 30, 2023, we had $2.2 million in loans identified as substandard, a decrease of $1.9 million from December 31, 2022. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. The decrease from December 31, 2022 was primarily related to two relationships comprising of three loans paying off totaling $2.7 million offset by two relationships comprising of two loans being downgraded totaling $1.2 million. At September 30, 2023, individual reserves on loans totaling $72 thousand has been allocated within the allowance for credit losses to supplement any shortfall of collateral.
We recorded annualized net charge-offs (recoveries) to average loans receivable of 0.02% for the nine months ended September 30, 2023, compared to 0.04% for the nine months ended September 30, 2022. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At September 30, 2023 and December 31, 2022
(Dollars in thousands)

	September 30, 2023	December 31, 2022
Nonperforming assets:
Nonaccrual loans, gross	$1,366	$3,150
Loans contractually past‑due 90 days or more and still accruing	144	1,343
Total nonperforming loans (NPLs)	$1,510	$4,493
Total nonperforming assets (NPAs)	$1,510	$4,493

NPLs/Total Assets	0.07%	0.19%
NPAs/Total Assets	0.07%	0.19%
Allowance for credit losses on loans/NPLs	1,248.28%	357.00%
Combined allowance for credit losses/NPLs	1,292.85%	357.00%

We are closely and proactively monitoring the effects of recent market activity. Our commercial real estate loan portfolio totaled $1.10 billion, or 59% of total, at September 30, 2023 and $1.10 billion, or 58% of total loans, at December 31, 2022. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $95.7 million, or 5% of total loans, and retail shopping centers totaling $267.3 million, or 14% of total loans, at September 30, 2023. Multi-family commercial properties totaled $179.0 million, or 10% of total loans, at September 30, 2023. The following table provides further stratification of these asset classes as of September 30, 2023 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	70%	6	$7,580	48%	4	$3,804	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	1	$2,836	$14,220
Office, Class B	47%	35	13,906	47%	31	61,660		—	—	75,566
Office, Class C	49%	6	3,149	41%	8	1,974		1	788	5,911
Subtotal		47	$24,635		43	$67,438		2	$3,624	$95,697	5%

Retail- Neighborhood/Community Shop		—	$—	44%	31	$84,997	Prince George's County, Maryland, Fairfax County, Virginia and Washington, D.C.	2	$10,250	95,247
Retail- Restaurant	58%	9	8,248	45%	17	30,733		—	—	38,981
Retail- Single Tenant	60%	5	2,018	40%	22	37,313		—	—	39,331
Retail- Anchored,Other	71%	1	2,060	52%	11	39,041		1	2,315	43,416
Retail- Grocery-anchored		—	—	45%	8	49,688		1	625	50,313
Subtotal		15	$12,326		89	$241,772		4	$13,190	$267,288	14%

Multi-family, Class A (Market) (4)		—	$—	27%	1	$—	Washington, D.C., Baltimore City, Maryland and Arlington County, Virginia	1	$729	729
Multi-family, Class B (Market)		—	—	63%	21	78,669		—	—	78,669
Multi-family, Class C (Market)		—	—	57%	57	72,086		2	6,800	78,886
Multi-Family-Affordable Housing		—	—	53%	10	16,605		1	4,096	20,701
Subtotal		0	$—		89	$167,360		4	$11,625	$178,985	10%

Industrial	52%	44	$71,761	52%	38	$133,809	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland		$—	205,570
Warehouse	52%	14	18,914	30%	11	11,589			—	30,503
Flex	50%	15	16,170	54%	14	56,531			—	72,701
Subtotal		73	$106,845		63	$201,929		2	$—	$308,774	17%

Hotels		0	$—	44%	9	$52,956		1	$6,410	$59,366	3%
Mixed Use	46%	11	6,804	61%	36	62,095		1	$6,824	$75,723	4%

Other (including net deferred costs)			$62,199			$91,367			$112,886	$266,452	14%
Total commercial real estate and construction loans, net of fees, at September 30, 2023			$212,809			$884,917			$154,559	$1,252,285	68%

1) Loan-to-value is determined at origination date against current bank owned principal.
2) Minimum debt service coverage policy is 1.30x for Owner Occupied and 1.25x for Non-Owner Occupied at origination.
The loans shown in the above table exhibit strong credit quality, reflecting no delinquencies and no classified loans at September 30, 2023. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination, we have appropriately reserved for expected credit concerns in the event of a downturn in economic activity.
At September 30, 2023 and December 31, 2022, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.

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
Allowance for Credit Losses on Loans
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended September 30,
	2023			2022
	Net (charge-offs) recoveries		Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—		—%	$—	—%
Commercial and industrial	—	1	—%	—	—%
Consumer residential	—		—%	—	—%
Consumer nonresidential	7		—%	(9)	—%
Total	$7		—%	$(9)	—%
Average loans outstanding during the period	$1,868,819			$1,667,521

	For the Nine Months Ended September 30,
	2023			2022
	Net (charge-offs) recoveries		Percentage of net charge-offs (annualized) to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs (annualized) to average loans outstanding during the year
Commercial real estate	$—		—%	$—	—%
Commercial and industrial	(347)		(0.02)%	(396)	(0.03)%
Consumer residential	1		—%	1	—%
Consumer nonresidential	20		—%	(21)	—%
Total	$(326)		(0.02)%	$(416)	(0.04)%
Average loans outstanding during the period	$1,856,008			$1,575,038

				September 30,
				2023	2022
Allowance for credit losses to loans receivable, net of fees				1.02%	0.89%
Combined allowance for credit losses to loans receivable, net of fees				1.06%	0.89%

Allocation of the Allowance for Credit Losses on Loans
At September 30, 2023 and December 31, 2022
(Dollars in thousands)

	September 30,		December 31,
	2023		2022
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,639	59.54%	$10,777	59.77%
Commercial and industrial	2,681	12.13%	2,623	13.21%
Commercial construction	1,649	8.39%	1,499	8.04%
Consumer real estate	3,807	19.60%	1,044	18.45%
Consumer nonresidential	73	0.34%	97	0.42%
Total allowance for credit losses	$18,849	100.00%	$16,040	99.89%

*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity for each of September 30, 2023 and December 31, 2022 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $216.1 million at September 30, 2023, a decrease of $61.9 million, or 22%, from $278.1 million at December 31, 2022, primarily as a result of the $40.3 million of available-for-sale securities sold in February 2023, principal paydowns of $17.1 million, and an increase in the portfolio's unrealized losses of $4.4 million.
As of September 30, 2023 and December 31, 2022, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $121.4 million and $108.7 million at September 30, 2023 and December 31, 2022, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of September 30, 2023, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized in our investment securities portfolio as of September 30, 2023.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At September 30, 2023, we owned $3.6 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2022, we owned $4.4 million in FRB stock and $11.1 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at September 30, 2023 and December 31, 2022.
Investment Securities by Stated Yields
At September 30, 2023 and December 31, 2022

	At September 30, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.22%	1.59%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.46%
Corporate bonds	—	10.23%	4.09%	—	4.39%
Mortgaged‑backed securities	—	2.11%	3.08%	1.56%	1.58%
Total available‑for‑sale securities	—	3.01%	3.22%	1.56%	1.79%
Total investment securities	—	2.98%	2.81%	1.56%	1.79%

	At December 31, 2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32%	—	—	2.32%
Total held‑to‑maturity securities	—	2.32%	—	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	6.02%	4.09%	—	4.27%
Mortgaged‑backed securities	—	2.09%	2.48%	1.57%	1.62%
Total available‑for‑sale securities	—	3.73%	2.84%	1.57%	1.79%
Total investment securities	—	3.65%	2.51%	1.57%	1.79%
Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the nine months ended September 30, 2023 and 2022.

Average Deposits Balance
For the Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	September 30, 2023		September 30, 2022
Noninterest bearing demand	$433,335	22.32%	$514,238	28.46%
Interest-bearing deposits
Interest checking	564,765	29.10%	743,193	41.14%
Savings and money markets	259,308	13.36%	319,871	17.70%
Certificates of deposits, $100,000 to $249,999	86,168	4.44%	48,584	2.69%
Certificates of deposits, $250,000 or more	265,594	13.68%	143,515	7.94%
Other time deposits	332,217	17.11%	37,344	2.07%
Total	$1,941,387	100.00%	$1,806,745	100.00%

Total deposits increased $165.8 million, or 9.1%, to $2.00 billion at September 30, 2023 from $1.83 billion at December 31, 2022. Noninterest-bearing deposits were $433.0 million at September 30, 2023, or 22% of total deposits. At September 30, 2023, core deposits, which exclude wholesale deposits, increased $131.3 million from December 31, 2022, or 8%. Time deposits (which exclude wholesale deposits) increased $121.3 million, or 47%, to $381.8 million at September 30, 2023 from December 31, 2022, and were 22% of core deposits, representing new and existing customer deposits as customers were looking to fix interest rates on their deposit balances.

Wholesale deposits were $282.5 million at September 30, 2023 compared to $248.0 million at December 31, 2022, an increase of $34.5 million, or 14%. Wholesale deposits were used to pay off FHLB advances at maturity freeing up collateral for future use as needed. Wholesale deposits are partially fixed at a weighted average rate of 3.62% as we have executed $250.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2023 and December 31, 2022, we had $312.4 million and $117.6 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of September 30, 2023, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $635.1 million, or 31.8% of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.
The following table reports maturities of the estimated amount of uninsured certificates of deposit at September 30, 2023.
Certificates of Deposit Greater than $250,000
At September 30, 2023
(Dollars in thousands)

September 30, 2023
Three months or less	$51,441
Over three months through six months	106,347
Over six months through twelve months	37,945
Over twelve months	51,667
$247,400

Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $69.6 million at September 30, 2023 compared to $284.6 million at December 31, 2022. Subordinated debt was $19.6 million at both September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, federal funds purchased was $0 and $30.0 million, respectively. For September 30, 2023 and December 31, 2022, FHLB advances totaled $50.0 million and $235.0 million, respectively.
Total wholesale funding (which includes wholesale deposits and FHLB advances) decreased $80.8 million, or 20%, during the third quarter of 2023 to $332.5 million at September 30, 2023 from $513.0 million at December 31, 2022.

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
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio” ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10.00 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2023 and December 31, 2022.
Shareholders’ equity at September 30, 2023 was $211.2 million, an increase of $8.9 million, or 4%, compared to $202.4 million at December 31, 2022. During the first quarter of 2023, retained earnings decreased $2.8 million primarily as a result of the adoption of CECL on January 1, 2023.
Total shareholders’ equity to total assets for September 30, 2023 and December 31, 2022 was 9.2% and 8.6%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at September 30, 2023 and December 31, 2022 was $11.44 and $11.14, respectively.
As noted above, regulatory capital levels for the Bank meet those established for “well capitalized” institutions. While we are currently considered “well capitalized,” we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.
As the Company is a bank holding company with less than $3.00 billion in assets, and which does not (i) conduct significant off balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.

The following tables show the minimum capital requirements and the Bank's capital position at September 30, 2023 and December 31, 2022.
Bank Capital Components
At September 30, 2023 and December 31, 2022
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2023
Total risk-based capital	$267,572	13.93%	$201,640	>	10.50%	$192,038	>	10.00%
Tier 1 risk-based capital	248,050	12.92%	163,232	>	8.50%	153,630	>	8.00%
Common equity tier 1 capital	248,050	12.92%	134,427	>	7.00%	124,825	>	6.50%
Leverage capital ratio	248,050	10.62%	91,887	>	4.00%	114,858	>	5.00%
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	>	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	>	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	>	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	>	4.00%	109,867	>	5.00%
(1) Includes capital conservation buffer.

Tangible Book Value
At September 30, 2023 and December 31, 2022
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
Total stockholders’ equity (GAAP)	$211,246	$202,382
Less: goodwill and intangibles, net	(7,632)	(7,790)
Tangible Common Equity (non-GAAP)	$203,614	$194,592

Book value per common share (GAAP)	$11.87	$11.58
Less: intangible book value per common share	(0.43)	(0.44)
Tangible book value per common share (non-GAAP)	$11.44	$11.14

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of September 30, 2023, estimated uninsured deposits (excluding collateralized deposits) for the Bank improved to 31.8% of total deposits from 39.7% at December 31, 2022.
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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $313.1 million at September 30, 2023, or 14% of total assets, a decrease from $359.6 million, or 15%, at December 31, 2022. As of September 30, 2023 and December 31, 2022, $121.4 million and $108.7 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits. We held investments that are classified as held-to-maturity in the amount of $264 thousand at September 30, 2023. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at September 30, 2023 was approximately $481.6 million. Borrowing capacity with the FRB was approximately $135.9 million at September 30, 2023. We have the ability to access the Federal Reserve's new Bank Term Funding Program ("BTFP"), but have not accessed this facility during the first half of 2023. These facilities are subject to the FHLB and the FRB approving disbursement to us. We also have unsecured federal funds purchased lines of $185.0 million available to us, of which none were used at September 30, 2023. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements. As of September 30, 2023, our liquidity position was significantly in excess of its estimated uninsured deposits at 134%.
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
At September 30, 2023 and December 31, 2022, unused commitments to fund loans and lines of credit totaled $217.4 million and $235.6 million, respectively. Commercial and standby letters of credit totaled $6.2 million for the quarters ended September 30, 2023 and December 31, 2022.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)None.
(b)Not applicable.
(c)On March 16, 2023, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2022, post-stock split effective January 31, 2023. The Repurchase Program will expire on March 31, 2024, subject to earlier termination of the program by the Board of Directors.
No shares were purchased during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 9, 2023	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)