Form 10-K
period 2023-12-31
FVCBankcorp, Inc.
filed 2024-03-21
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023: $171,653,908.
The number of shares outstanding of Common Stock, as of March 20, 2024, was 17,877,051.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K, as well as other periodic reports filed with the U.S. Securities and Exchange Commission ("SEC"), and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and its subsidiary ("Company"), may contain statements relating to future events or future results of the Company that are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "may," "could," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "aim," "intend," "plan," or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•general business and economic conditions, including higher inflation and its impacts, nationally or in the markets that the Company serves could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, consumer and business confidence, and consumer or business spending, which could lead to decreases in demand for loans, deposits, and other financial services that the Company provides and increases in loan delinquencies and defaults;
•the impact of the interest rate environment on our business, financial condition and results of operation, and its impact on the composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;
•changes in the Company's liquidity requirements could be adversely affected by changes in its assets and liabilities;
•changes in the assumptions underlying the establishment of reserves for possible credit losses and the possibility that future credit losses may be higher than currently expected;
•changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions the Company does business with;
•the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rate, market and monetary fluctuations;
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
•the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues or emergencies, and other catastrophic events;

•the management of risks inherent in the Company's real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of loan collateral and the ability to sell collateral upon any foreclosure;
•the impact of changes in bank regulatory conditions, including laws, regulations and policies concerning capital requirements, deposit insurance premiums, taxes, securities, and the application thereof by regulatory bodies;
•the effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB") or other accounting standards setting bodies;
•competitive pressures among financial services companies, including the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•the effect of acquisitions and partnerships the Company may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•the Company's involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and
•potential exposure to fraud, negligence, computer theft and cyber-crime, and the Company's ability to maintain the security of its data processing and information technology systems.
The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A below. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible to predict their occurrence or how they will affect the Company's operations, financial condition or results of operations.

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
On October 12, 2018, we completed our acquisition of Colombo Bank ("Colombo"), which was headquartered in Rockville, Maryland, and which added banking locations in Washington, D.C., and Montgomery County and the City of Baltimore in Maryland.
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
Market Area
We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2023, the Washington MSA had total deposits of $298.3 billion and the Baltimore MSA had total deposits of $96.5 billion, based on Federal Deposit Insurance Corporation ("FDIC") data.
Our market area's unemployment rate has generally remained below the national average for the last several years, as the region has the benefit of a highly trained and educated workforce concentrated in government and professional service businesses. These factors, along with the ability of the regional infrastructure to support remote working, have provided a greater amount of resiliency on the overall employment metrics for our market.
In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four to the top ten most affluent counties, as measured by household income. As of December 31, 2023, the Washington MSA had a median household income of $111,252, which ranks as sixth highest among all MSAs nationally, and a population of 6.4 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 2.5% as of December 31, 2023. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 30 Fortune 500 companies, including eight based in Fairfax County.

The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2023, the Baltimore MSA had a median household income of $90,505 which represented 4.0% growth over the previous year. The Baltimore MSA has an unemployment rate of 2.0% as of December 31, 2023. With a population of 3.0 million, the top industries of the Baltimore MSA include healthcare, education, and professional, scientific and technical services.
The local economies in which we operate that began to strengthen and improve during 2022 post pandemic, showed continued improvement in economic and commercial activity during 2023. This economic improvement resulted in lower unemployment, increased consumer confidence, and increased housing development and housing prices. Our business opportunities in the future may be tempered by higher interest rates, inflation, and contractionary monetary policy. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in financial markets. Aside from these challenges, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.
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
Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of our loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2023, owner occupied commercial real estate loans represented 12.0% of the loan portfolio. At December 31, 2023, non-owner occupied commercial real estate loans represented approximately 48.0% of the loan portfolio and multi-family residential real estate comprised 10% of the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.00. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.
Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2023, such loans represented 8.0% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.
Commercial Loans, Government Contracting. Commercial loans, for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 12.0% of our loan portfolio at December 31, 2023. The warehouse facility provided to ACM is also included in this loan type. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.
We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, mergers and acquisition financing, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "classified" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2023, outstanding loans to government contractors represented 47.0% of our commercial and industrial segment. Total commitments to government contractors totaled $311.4 million at December 31, 2023. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.
Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. In addition, we have portfolio mortgage products that we developed for use by ACM to help diversify our total loan portfolio. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the favorable economic conditions and strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2023, HELOCs comprise 1.7% of total loans. Loans originated for residential 1-4 family trust investment purposes comprise 4.3% of total loans as of December 31, 2023. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties primarily located in our market area for yield and diversification. At December 31, 2023, consumer residential loans represented 19.9% of the loan portfolio.
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
Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our level of capital. At December 31, 2023, the Bank had a legal lending limit of $39.2 million. At December 31, 2023, our average funded loan size outstanding, for commercial real estate (including commercial construction) and commercial loans was $2.1 million and $520 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.
Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.31 billion and constituted 67.8% of total loans as of December 31, 2023, and commercial loans, including loans to government contractors and the ACM warehouse lending facility, which totaled $219.9 million and constituted 12.0% of total loans as of December 31, 2023. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover probable incurred losses in our loan portfolio as of December 31, 2023.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2023, commercial real estate loans as defined for regulatory purposes represented 399% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 57% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.
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
As of June 30, 2023, there were approximately $298.3 billion in total deposits shared between banking institutions located in the Washington MSA, according to the FDIC. As of the aforementioned date, our deposit market share was approximately 0.60% in the Washington MSA. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. However, we believe these large banks generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility and responsiveness when compared to our larger competitors.
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
Employees
As of December 31, 2023, we had 116 full-time employees and 4 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Additional Information
Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." We maintain a website at https://www.fvcbank.com.
We make available free of charge through our website all of our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at https://www.sec.gov. Information on our website does not constitute part of, and is not incorporated into, this report or any other filing we make with the SEC.
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
The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to regulation and supervision by the Federal Reserve. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and actions, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also examine the Company and each of its subsidiaries. As a small bank holding company under the Federal Reserve's Small Bank Holding Company Policy Statement, the Company is not subject to risk-based capital requirements adopted by the Federal Reserve, which are substantially identical to those applicable to the Bank, and which are described below.
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
Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, that permit interstate acquisitions of banks and bank branches. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.
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
The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-

terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA") also directed the federal banking agencies to develop a "Community Bank Leverage Ratio" ("CBLR"), calculated by dividing tangible equity capital by average consolidated total assets. In October 2019, the federal banking agencies adopted a CBLR of 9%. If a "qualified community bank," generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the CBLR, then such institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for "well capitalized" status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. An institution or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. We adopted this simplified capital regime on January 1, 2020. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and December 31, 2022.
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
In 2016, the FASB issued the current expected credit losses ("CECL") model, which became applicable to us on January 1, 2023. CECL requires financial institutions to estimate and establish a provision for credit losses over the lifetime of the asset, at the origination or the date of acquisition of the asset, as opposed to reserving for incurred or probable losses through the balance sheet date. Upon implementation, an institution would recognize a one-time cumulative effect adjustment to the allowance for credit losses. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. As a result of the adoption of CECL, reserves for credit losses increased $3.7 million and consisted of increases to the allowance for credit losses as well as an increase in reserves for unfunded commitments.
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
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.
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

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule intended to strengthen and modernize the CRA regulatory framework. The final rule updates the CRA regulations to, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The final rule adopts a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027.
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

FDIC Insurance Premiums. The deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the

FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. For the years ended December 31, 2023 and 2022, the Bank recorded $1.4 million and $620 thousand, respectively, for FDIC insurance premiums. The increase in insurance premiums during 2023 as compared to 2022 was a result of the FDIC imposed final rule to increase the assessment base rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. In addition, the Bank had a larger percentage of brokered deposits during 2023, which partially increased the assessment rate for that period.

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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2023, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule, a copy of which is attached as Exhibit 97 to this Form 10-K.
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

On July 26, 2023, the SEC issued a final rule requiring enhanced standardized disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as the Company, that are subject to the reporting requirements of the Securities Exchange Act of 1934. The final rule requires current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.
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
Risks Related to the Economy, Financial Markets, Interest Rates and Liquidity
Our business and operations may be materially adversely affected by weak economic conditions.
Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by rising interest rates as a result of contractionary monetary policy which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.
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
In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases to the allowance for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.
Inflation can have an adverse impact on our business and on our customers.

In 2022 and continuing into 2023, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 and four times in 2023 from 0 - 0.25% at the beginning of 2022 to 5.25 - 5.50% as of December 31, 2023. Market interest rates increased in response to the Federal Reserve's actions. Inflation generally increases the cost of products and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of products and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Further rate hikes would continue to increase the cost of business investment and consumer goods, which would place downward pressure on demand and cause declines in cash flow and profitability, further impacting the ability of borrowers to repay their loans. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.
Insufficient liquidity could impair our ability to fund operations and meet our obligations as they become due, and could materially adversely affect our growth, business, profitability and financial condition.

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

Like many financial institutions we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our diverse deposit base. As of December 31, 2023, we had $1.85 billion in deposits and approximately 9% of our deposits are derived from one customer relationship. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health and general reputation and adverse developments in general economic conditions of an individual's business, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 31.1% of our deposits were uninsured when excluding collateralized deposits, and we rely on these deposits for liquidity.Any such loss of funds could result in lower loan originations and decrease in liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. More recently, concerns about commercial real estate concentrations at regional and community banks have exacerbated this volatility. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While federal bank regulators took action to ensure that depositors of the failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional and community banks, negatively impacting the Company’s liquidity, capital, results of operations and stock price.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated statements of condition and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. During 2023, we rebalanced our investment securities portfolio by selling $102.5 million in book value available-for-sale securities with a weighted average rate of 1.54%, resulting in realized losses of $15.6 million, which are expected to be earned back over approximately 3 years. The net proceeds of the rebalancing were used to pay down FHLB advances and fund newly originated loans. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost basis, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Credit Risks
We are subject to credit risk, which could adversely affect our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the U.S. generally, or in our market areas specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and our level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses.
Our risk management practices, such as monitoring the concentrations of our loans and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
A substantial portion of our loans are and will continue to be real estate related loans in the Washington, D.C. metropolitan area. Adverse changes in the real estate market or economy in this area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.
We make loans primarily to borrowers in the Washington, D.C. and Baltimore metropolitan areas, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, Washington D.C., and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
Increases to our nonperforming assets or other problem assets will have an adverse effect on our earnings.
As of December 31, 2023, we had nonperforming loans and loans 90 days or more past due of $1.8 million, or 0.10% of total loans, net of deferred fees. If loans become 90 or more days past due and still accruing and move to nonaccrual, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for credit losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of other real estate owned ("OREO") or other collateral. Additionally, the resolution of nonperforming assets and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. As of December 31, 2023, we had no OREO.

Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. At December 31, 2023, 87.7% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 59.7% of our portfolio. This concentration exposes us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. Construction and land development loans comprised 8.1% of total loans at December 31, 2023. Commercial and industrial loans, comprised 11.8%, of total loans at December 31, 2023. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
Commercial real estate loans tend to have larger balances than single family mortgage loans and other consumer loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Because the loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. Some segments have shown some signs of weakness as rising expenses and debt costs and lower valuations have impacted credit quality metrics. Vacancy rates have risen in the office sector, which is experiencing significant structural shifts that could take several years to fully materialize as remote work practices normalize. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2023, commercial real estate loans, as defined for regulatory purposes, represented 399% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 57% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 81% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.

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
At December 31, 2023, 11.8% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 47.9% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $311.4 million to such borrowers. We are actively seeking to expand our exposure to this business segment. While we believe that our loans to government contractor customers are unlikely to experience more than a delay in payment as a result of government shutdowns, the current emphasis on defense readiness presents an opportunity for many of our customers. In the event of a government shutdown, this could cause these customers to have their government contracts reduced or terminated for convenience, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.
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
Our allowance for credit losses may be inadequate to absorb actual losses in the loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.
Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. We maintain an allowance for credit losses in an amount that is believed to be appropriate to provide for expected losses inherent in the portfolio. We have a proactive program to monitor credit quality and to identify loans that may become non-performing; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as non-performing or potential problem credits. We may be unable to identify all deteriorating credits prior to them becoming non-performing assets, or to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the forecasted economic conditions, changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions used by management in determining the allowance.
Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb any losses in the loan portfolio, the determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, and the accuracy of our judgments depends on the outcome of future events. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (i) the geographic concentration of our loans, (ii) the concentration of higher risk loans, such as commercial real estate, and commercial and industrial loans, and (iii) the relative lack of seasoning of certain of our loans.
Deterioration of economic conditions affecting borrowers, new information regarding existing loans, inaccurate management assumptions, identification of additional problem loans and other factors, both within and outside of our control, may result in our experiencing higher levels of nonperforming assets and charge-offs, and incurring credit losses in excess of our current allowance for credit losses, requiring us to make material additions to our allowance for credit losses.
Our federal and state banking regulators, as an integral part of their supervisory function, periodically review the adequacy of our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or take additional charge-offs for which we have not established adequate reserves, our results of operations and financial condition could be materially adversely affected at that time.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our organic growth over the past several years, as of December 31, 2023, approximately $1.06 billion, or 57.8%, of the loans in our loan portfolio were first originated during the past three years. The average age by loan type for loans originated in the past three years is: commercial real estate loans—1.76 years; commercial and industrial loans—1.45 years; commercial construction loans—1.44 years; consumer residential loans—1.54 years; and consumer nonresidential loans—1.34 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Therefore, the recent and current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge offs and the ratio of nonperforming assets in the future. Our limited experience with these loans may not provide us with a significant history with which to judge future collectability or performance. However, we believe that our stringent credit underwriting process, our ongoing credit review processes, and our history of successful management of our loan portfolio, mitigate these risks. Nevertheless, if delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our primary market area is a highly competitive, highly branched, banking market. Competition in the market area for loans to small and middle-market businesses and professionals, our target market, is intense and pricing is important. Several of our competitors have substantially greater resources and lending limits than us, and offer certain services, such as extensive and established branch networks and trust services, that we do not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in the Washington, D.C. metropolitan area may have access to borrowed funds at a lower cost than will be available to us. Additionally, deposit competition among institutions in the market area is strong. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
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
In order to continue to grow successfully, we must also identify and retain experienced banking officers with local expertise and relationships. We expect that competition for experienced loan and deposit officers will continue to be intense and that there will be a limited number of qualified loan officers with knowledge of, and experience in, the community banking industry in our market area. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current banks. In addition, the process of identifying and recruiting loan officers with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could adversely affect our business, financial condition and results of operations. The lack of acquisition opportunities in the future, or our inability to successfully bid for such opportunities as are available, could result in a slower pace of growth.
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
Additionally, at December 31, 2023, we had $7.2 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.
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
We are at risk of increased losses from fraud.

Fraudulent activity that may be committed against us or our customers may result in financial losses or increased costs to us. Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATMs, social engineering and phishing attacks to obtain personal information, business email compromise, or impersonation of clients through the use of falsified or stolen credentials. While we have policies and procedures, as well as fraud detection tools, designed to prevent fraud losses, such policies, procedures and tools may be insufficient to accurately detect and prevent fraud. A significant increase in fraudulent activities could lead us to take additional steps to reduce fraud risk, which could increase our costs. Fraud losses may materially and adversely affect our business, financial condition, and results of operations.
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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. In March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
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

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than US generally accepted accounting principles ("GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Information security, which includes cybersecurity, is a significant operational risk facing our business. Cybersecurity risks include intentional malicious attacks or unintentional acts that result in an impact to the confidentiality, integrity or availability of our or our clients’ or third parties' operations, systems or data.

Management assesses and manages material risks from cybersecurity threats through designated management positions and committees that are responsible for overseeing technology and information security. Our Information Security Officer is responsible for information security and cybersecurity risk management. He has over 40+ years of financial services related experience, including 10+ years of experience in cybersecurity program strategy, security architecture and security team leadership. Our Chief Technology Officer, who has over 25+ years of experience in financial services, including 15+ years in information technology, among other duties, is responsible for the security and integrity of systems, applications and databases and coordinates security implementations, monitoring and enforcement in conjunction with the Information Security Officer.

We maintain a comprehensive information security policy that is intended to maintain the security and confidentiality of client information, protect against threats to the security or integrity of such information, and protect against unauthorized access to or use of such information. We have a written information security program that is aligned to our information security policy and designed to assess, identify and manage risks that result from cybersecurity threats. Our information security program is centered on preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and cyber incidents while ensuring our processes continue to operate effectively. On an annual basis, the Board of Directors reviews and approves our information security program and information security policy.

We use the Federal Financial Institutions Examination Council’s Cybersecurity Assessment Tool to help us identify our cybersecurity risks and determine our cybersecurity preparedness. This assessment tool incorporates regulatory guidance as well as concepts from other industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. The results of the assessment are used to determine risk management practices and controls in order to align our cybersecurity preparedness to address the identified risks within our risk appetite. We engage a third-party to provide an annual risk assessment of our compliance with interagency guidelines for safeguarding confidential customer information. This risk assessment focuses on our information security program and the controls in place to protect client information. The results of the risk assessment are analyzed and used to improve our information security program where needed. Internal audits, regulatory examinations and third-party assessments of our processes in information technology and information security also help us assess our cybersecurity preparedness and whether risk management practices and controls need adjustment. Risk issues are identified through assessments, audits, examinations and security testing. Findings are tracked and reported to the Bank’s Technology Committee, and the Audit Committee of the Board of Directors.

We have contracted with various service providers (vendors) who provide a broad range of services, including core banking, communications, collaboration and infrastructure services. We have established a vendor management policy to establish the principles, framework, and guidance for the effective review, engagement, monitoring, and oversight of vendors to ensure that we adequately manage operational, strategic, reputational, and other related risks inherent in outsourcing of services or operations. We manage the cybersecurity risks posed by our use of third-party service providers by conducting periodic risk assessments.

We leverage multiple managed security service providers to monitor key system and network activity on a 24 hour basis to detect and alert the information technology team of cyber threats and potential cybersecurity events of concern. In addition to monitoring for security events, cyber threat intelligence sources are analyzed in order to understand potential cyber threats and techniques that may be used in cyberattacks against us and to monitor for such threats. Examples of cyber threat intelligence sources include the Financial Services Information Sharing and Analysis Center, trade organizations, the Cybersecurity and Infrastructure Security Agency, security service providers, vendor alerts, and open-source intelligence sources. The Bank utilizes two cybersecurity tools to detect and prevent successful phishing campaigns. All employees receive semi-annual training covering social engineering, phishing and current scam events, followed by periodic testing.

Our cybersecurity risk management processes are integrated into our overall risk management system through our risk management committee structure. These committees have processes to help facilitate appropriate and effective oversight of cybersecurity risk, including tracking and reporting of cybersecurity risks and remediation plans. The Bank maintains a chartered Technology Committee, which is responsible for the oversight of policies and practices relating to the identification, assessment, measurement, monitoring and management of our technology and information security risks. The Technology Committee is chaired by our Chief Technology Officer and members include two members from our Board of Directors, one independent Director and the President, the Information Security Officer, Chief Financial Officer, Chief Banking Officer, and officers of key business systems. The Information Security Officer reports the cyber security status of the Bank to our Board of Directors on a monthly basis. These reports include performance metrics, security events, penetration testing, training, audit results, new system and vulnerability assessments and the identification and remediation of cybersecurity risks. The Information Security Officer also provides information regarding the threat environment and our efforts to detect, prevent and respond to internal and external critical threats

The Board of Directors, leveraging the efforts of the Technology Committee, oversees our continuing efforts to strengthen our information security infrastructure and staffing, adhere to regulatory guidelines and enhance our processes, technology controls and cybersecurity defenses. Our Information Security Officer regularly reports to the Board of Directors on security matters, our Risk Management Committee establishes and reviews key cyber risk indicators and performance metrics, and our Technology Committee assesses and disseminates periodic updates on information security risk, the maturity of our information security program, and related investments and results.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." As of March 15, 2024, there were 432 holders of record of our common stock and approximately 1,644 total beneficial shareholders.
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
Repurchases
On March 16, 2023, we publicly announced that the Board of Directors had adopted a program to repurchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2022, which would expire on March 31, 2024. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions. For the year ended

December 31, 2023, 115,750 shares of our common stock were repurchased at a total cost of $1.4 million under the program. All of these shares have been cancelled and returned to the status of authorized but unissued.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2023	—	—	—	—
November 1 - November 30, 2023	—	—	—	—
December 1 - December 31, 2023	—	—	—	1,275,202
Total	—	—	—	1,275,202
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2023 and 2022 and the results of our operations for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations.
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
Allowance for Credit Losses - Loans & Unfunded Commitments
We maintain the allowance for credit losses ("ACL") at a level that represents management’s best estimate of expected losses in our loan portfolio. We adopted the provisions of the CECL accounting standard as of January 1, 2023 in accordance with the required implementation date and recorded the impact of the adoption to retained earnings, net of deferred income taxes, as required by the standard. Prior to the adoption of CECL, we utilized an incurred loss model to derive our best estimate of the ACL.
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

Typically, financial institutions use their historical loss experience and trends in losses for each loan segment which are then adjusted for portfolio trends and economic and environmental factors in determining the ACL. Since the Bank’s inception in 2007, we have experienced minimal loss history within our loan portfolio. Due to the fact that limited internal loss history exists to generate statistical significance, we determined it was most prudent to rely on peer data when deriving our best estimate of PD and LGD. As part of our estimation process, we will continue to assess the reasonableness of the data, assumptions, and model methodology utilized to derive our allowance for credit losses.
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

Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. We record a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to provision for credit loss expense in our Consolidated Statement of Income. The reserve for unfunded commitments is estimated by call report code segmentation as of the valuation date under the CECL model using the same methodologies as portfolio loans taking utilization rates into consideration. The reserve for unfunded commitments is reflected as a liability on our Consolidated Statement of Condition.

While our methodology in establishing the ACL attributes portions of a combined reserve to multiple elements, we believe that the combined allowance of credit losses (which is inclusive of the reserve for unfunded commitments) represents the most appropriate coverage metric for loss absorption purposes.

Our methodology utilized in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in our loan portfolio credit quality, composition, and forecasted economic conditions. The review of the reasonableness and appropriateness of the ACL is reviewed by the ACL Committee for approval as of the valuation date. Additionally, information is provided to the Board of Directors on a quarterly basis along with our consolidated financial statements.

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

Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
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

As part of our estimation process, we have made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Statement of Condition. Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, we do not recognize an ACL against accrued interest receivable. This approach is consistent with our nonaccrual policy implemented for our loan portfolio.

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2023, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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
Financial Overview
For the years ended December 31, 2023 and 2022, we focused on organic growth, capitalizing on new customer relationships we obtained through centers of influence and portfolio cultivation.
•Total assets decreased to $2.19 billion compared to $2.34 billion at December 31, 2023 and 2022, respectively, a decrease of $153.8 million, or 7%. The decrease in total assets is primarily attributable to our strategic balance sheet management which focused on repositioning the balance sheet through two investment securities restructurings and reducing our reliance on wholesale funding to limit funding costs.
•Total loans, net of deferred fees, decreased $11.9 million, or 1%, from December 31, 2022 to December 31, 2023. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets of 0.08% at December 31, 2023, compared to 0.19% at December 31, 2022.
•Total deposits increased $15.1 million or 1%, from December 31, 2022 to December 31, 2023. Noninterest-bearing deposits were $396.7 million at December 31, 2023, or 21.5% of total deposits. At December 31, 2023, core deposits, which exclude wholesale deposits, increased $17.9 million from December 31, 2022, or 1%.
•Net income totaling $3.8 million was recorded for the year ended December 31, 2023 compared to $25.0 million for 2022. The year ended December 31, 2023 results include after-tax losses of $12.2 million for the first quarter 2023 and fourth quarter 2023 securities repositionings. Core bank operating earnings, which excludes the securities sales and other nonrecurring items discussed more fully below under "Results of Operations", for the year ended December 31, 2023 was $16.3 million. For a reconciliation of this non-GAAP information which excludes the effect of these non-recurring items, please refer to the table below.
•Net interest income decreased $10.8 million, or 17%, to $54.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest income on loans increased $24.7 million and interest expense on deposits increased $34.9 million for 2023, compared to 2022. Net interest margin for 2023 was 2.49% compared to 3.19% for 2022.
•The provision for credit losses for 2023 totaled $0.1 million compared to a provision for credit losses totaling $2.6 million in 2022. The provision for credit losses for 2023 was a reflection of the credit quality of the loan portfolio and the decrease in total loans for the 2023 period.
•Noninterest income for 2023 decreased to a loss of $13.4 million compared to income of $2.8 million for 2022. This decrease was primarily driven by the loss related to the sales of available-for-sale securities during 2023.
•Noninterest expense was $36.7 million and $34.5 million for the years ended December 31, 2023 and 2022, respectively. The increase of $2.2 million, or 6%, was primarily a result of increases in internet banking, software expense and state franchise taxes, which are more fully discussed below under "Results of Operations".

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
Years Ended December 31, 2023 and 2022
(Dollars in thousands, except per share data)

	2023	2022
Net income (as reported)	$3,822	$24,984
Add: Merger and acquisition expense	—	125
Add: Loss on sale of available-for-sale investment securities	15,577	—
Add: Office space reduction and severance costs	457	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	(3,527)	(28)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$16,329	$25,081
Earnings per share - basic (GAAP net income)	$0.22	$1.43
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.70	$0.01
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.92	$1.44
Earnings per share - diluted (GAAP net income)	$0.21	$1.35
Earnings per share - Non-GAAP expenses including provision for income taxes	$0.69	$0.01
Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.90	$1.36
Return on average assets (GAAP net income)	0.17%	1.18%
Non-GAAP expenses including provision for income taxes	0.55%	—%
Return on average assets (non‑GAAP core bank operating earnings)	0.72%	1.18%
Return on average equity (GAAP net income)	1.82%	12.34%
Non-GAAP expenses including provision for income taxes	5.96%	0.05%
Return on average equity (non‑GAAP core bank operating earnings)	7.78%	12.39%
Below shows selected financial data for the periods ended December 31, 2023 and 2022.
Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Income Statement Data:
Interest income	$106,615	$80,682
Interest expense	52,219	15,438
Net interest income	54,396	65,244
Provision for credit losses	132	2,629
Net interest income after provision for credit losses	54,264	62,615
Non‑interest income (loss)	(13,370)	2,834
Non‑interest expense	36,662	34,460
Net income before income taxes	4,232	30,989
Provision for income taxes	410	6,005
Net income	$3,822	$24,984
Balance Sheet Data:
Total assets	$2,190,558	$2,344,322
Loans receivable, net of fees	1,828,564	1,840,434
Allowance for credit losses	(18,871)	(16,040)
Total investment securities	171,859	278,333
Total deposits	1,845,292	1,830,162
Other borrowed funds	104,620	284,565
Total shareholders' equity	217,117	202,382
Common shares outstanding	17,807	17,476

	Years Ended December 31,
	2023	2022
Per Common Share Data(1):
Basic net income	$0.22	$1.43
Fully diluted net income	0.21	1.35
Book value	12.19	11.58
Tangible book value(2)	11.77	11.14
Performance Ratios:
Return on average assets	0.17%	1.18%
Return on average equity	1.82	12.34
Net interest margin(3)	2.49	3.19
Efficiency ratio(4)	89.36	50.62
Non‑interest income to average assets	(0.59)	0.13
Non‑interest expense to average assets	1.61	1.62
Loans receivable, net of fees to total deposits	99.09	100.56
Asset Quality Ratios:
Net charge‑offs (recoveries) to average loans receivable, net of fees	0.02%	0.03%
Nonperforming loans to loans receivable, net of fees	0.10	0.24
Nonperforming assets to total assets	0.08	0.19
Allowance for credit losses to nonperforming loans	1,031.77	357.00
Allowance for credit losses on loans to loans receivable, net of fees	1.03	0.87
Capital Ratios (Bank Only):
Tangible common equity	10.12%	8.86%
Total risk‑based capital	13.83	13.28
Common Equity Tier 1 capital	12.80	12.45
Leverage capital ratio	10.77	10.75
Other:
Average shareholders' equity to average total assets	9.24%	9.53%
Average loans receivable, net of fees to average total deposits	96.52	86.77
Average common shares outstanding (1):
Basic	17,723	17,431
Diluted	18,231	18,484
______________________
(1)Amounts for all periods include the effect of a 5-for-4 stock split declared on December 15, 2022.
(2)Non-GAAP: Tangible book value is calculated as total stockholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.
(3)Net interest margin is calculated as net interest income divided by total average earning assets.
(4)Efficiency ratio is calculated as total non-interest expense divided by the total of net interest income and non-interest income.

	Years Ended December 31,
Non‑GAAP Reconciliation
(Dollars in thousands, except per share data)	2023	2022
Total stockholders' equity	$217,117	$202,382
Less: goodwill and intangibles, net	(7,585)	(7,790)
Tangible Common Equity	$209,532	$194,592
Book value per common share	$12.19	$11.58
Less: intangible book value per common share	(0.42)	(0.44)
Tangible book value per common share	$11.77	$11.14

Results of Operations—Years Ended December 31, 2023 and December 31, 2022
Overview
We recorded net income of $3.8 million, or $0.21 per diluted common share, for the year ended December 31, 2023, compared to net income of $25.0 million, or $1.35 per diluted common share for the year ended December 31, 2022. Our 2023 results were impacted by a decrease in net interest income, primarily due to the increase in our funding costs during 2023. In addition, we completed two balance sheet repositionings where we sold $102.5 million in book value available-for-sale investment securities, which resulted in after-tax losses of $12.2 million. Commercial bank operating earnings (non-GAAP), which exclude these securities losses and other nonrecurring expense items that were recorded during 2023 and 2022, were $16.3 million and $25.1 million, respectively. Diluted commercial bank operating earnings per share (non-GAAP) for the year ended December 31, 2023 and 2022 were $0.90 and $1.36, respectively.
Net interest income decreased $10.8 million to $54.4 million for the year ended December 31, 2023, compared to $65.2 million for the year ended December 31, 2022. For the year ended December 31, 2023, we recorded a provision for credit losses of $132 thousand compared to $2.6 million for the year ended December 31, 2022. The provision for credit losses was primarily impacted by net loan growth for both 2023 and 2022. We reported noninterest income as a loss of $13.4 million for the year ended December 31, 2023, compared to noninterest income of $2.8 million for 2022, a decrease of $16.2 million, which was primarily driven by the losses recorded on the sale of available-for-sale securities totaling $15.6 million for the year ended December 31, 2023.
Noninterest expense was $36.7 million and $34.5 million for the years ended December 31, 2023 and 2022, respectively, an increase of $2.2 million, or 6%. The increase in noninterest expense was primarily a result of an increases in internet banking and software expense and FDIC insurance fees. Included in noninterest expense for the year ended December 31, 2023 was $457 thousand related to office space reductions and severance costs. Excluding these nonrecurring expenses, noninterest expense for the year ended December 31, 2023 increased $1.7 million, or 5%, year-over year.
The return on average assets for the years ended December 31, 2023 and 2022 was 0.17% and 1.18%, respectively. The return on average equity for the years ended December 31, 2023 and 2022 was 1.82% and 12.34%, respectively. The return on average assets for the years ended December 31, 2023 and 2022 based on operating earnings (a non-GAAP metric) was 0.72% and 1.18%, respectively. The return on average equity for the years ended December 31, 2023 and 2022 based on core bank operating earnings (non-GAAP) was 7.78% and 12.39%, respectively. See the above table for a reconciliation of GAAP net income to core bank operating earnings (non-GAAP).

Net Interest Income/Margin
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023 and 2022.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,103,325	$53,356	4.84%	$978,983	$42,646	4.36%
Commercial and industrial	206,432	15,170	7.35%	181,540	9,820	5.41%
Commercial construction	154,658	10,917	7.06%	165,088	8,762	5.31%
Consumer real estate	358,740	17,039	4.75%	240,055	10,079	4.20%
Warehouse facilities	19,097	1,343	7.03%	43,268	1,612	3.73%
Consumer nonresidential	6,056	548	9.05%	9,143	705	7.71%
Total loans(1)	1,848,308	98,373	5.32%	1,618,077	73,624	4.55%

Investment securities(2)(3)	287,454	5,606	1.95%	352,064	6,382	1.81%
Interest-bearing deposits at other financial institutions	50,705	2,641	5.21%	74,477	685	0.92%
Total interest‑earning assets and interest income	2,186,467	106,620	4.88%	2,044,618	80,691	3.95%

Noninterest‑earning assets:
Cash and due from banks	6,168			873
Premises and equipment, net	1,121			1,410
Accrued interest and other assets	97,440			92,761
Allowance for credit losses	(18,602)			(14,596)
Total assets	$2,272,594			$2,125,066

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$581,655	$16,903	2.91%	$724,881	$5,966	0.82%
Savings and money markets	254,721	6,102	2.40%	315,653	2,662	0.84%
Time deposits	349,270	12,791	3.66%	203,719	2,908	1.43%
Wholesale deposits	303,472	11,549	3.81%	61,478	932	1.52%
Total interest ‑ bearing deposits	1,489,118	47,345	3.18%	1,305,731	12,468	0.95%

Other borrowed funds	102,050	3,844	3.77%	70,299	1,939	2.76%
Subordinated notes, net of issuance costs	19,590	1,030	5.26%	19,535	1,031	5.28%
Total interest‑bearing liabilities and interest expense	1,610,758	52,219	3.24%	1,395,565	15,438	1.11%
Noninterest‑bearing liabilities:
Demand deposits	425,914			501,962
Other liabilities	26,013			25,059
Common stockholders' equity	209,909			202,480
Total liabilities and stockholders' equity	$2,272,594			$2,125,066

Net interest income and net interest margin		$54,401	2.49%		$65,253	3.19%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented. Net loan fees and late charges included in interest income on loans totaled $2.1 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for 2023 and 21% for 2022.
(3)The average balances for investment securities includes restricted stock.
The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the years ended December 31, 2023 and 2022.
Rate and Volume Analysis
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	2023 Compared to 2022
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$5,417	$5,293	$10,710
Commercial and industrial	1,346	4,004	5,350
Commercial construction	(554)	2,709	2,155
Consumer residential	4,983	1,977	6,960
Warehouse facilities	(901)	632	(269)
Consumer nonresidential	(238)	81	(157)
Total loans(1)	10,053	14,696	24,749

Investment securities(2)	(1,171)	395	(776)
Deposits at other financial institutions and federal funds sold	(219)	2,175	1,956

Total interest income	8,663	17,266	25,929

Interest expense:

Interest - bearing deposits:
Interest checking	(1,179)	12,116	10,937
Savings and money markets	(514)	3,954	3,440
Time deposits	2,078	7,805	9,883
Wholesale deposits	3,669	6,948	10,617
Total interest - bearing deposits	4,054	30,823	34,877

Other borrowed funds	876	1,029	1,905
Subordinated notes, net of issuance costs	3	(4)	(1)
Total interest expense	4,933	31,848	36,781

Net interest income	$3,730	$(14,582)	$(10,852)
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for 2023 and 21% for 2022.

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
Supplemental Financial Data and Reconciliations to GAAP Financial Measures
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	2023	2022
GAAP Financial Measurements:
Interest income:
Loans	$98,373	$73,624
Deposits at other financial institutions and federal funds sold	2,641	685
Investment securities available‑for‑sale	4,949	5,959
Investment securities held‑to‑maturity	6	6
Dividend on Restricted stock	646	408
Total interest income	106,615	80,682
Interest expense:
Interest‑bearing deposits	47,345	12,468
Other borrowed funds	4,874	2,970
Total interest expense	52,219	15,438
Net interest income	$54,396	$65,244
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	5	9
Total tax benefit on interest income	$5	$9
Tax equivalent net interest income	$54,401	$65,253
Net interest margin on a tax-equivalent basis	2.49%	3.19%
Net interest income for the year ended December 31, 2023 was $54.4 million on a fully taxable-equivalent basis, compared to $65.3 million for the year ended December 31, 2022, a decrease of $10.9 million, or 17%. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy, coupled with the need to meet intense competition from market area banks, brokerages, other financial institutions and the U.S. Treasury. We have been disciplined in our approach to rising interest rates, which has resulted in a cycle-to-date beta (calculated comparing the change in deposit interest rates from March 31, 2022 to December 31, 2023, including non-interest bearing deposits and excluding wholesale deposits) of approximately 42% since the Federal Reserve enacted its contractionary monetary policy through the increase of short-term interest rates to combat inflation.
Our net interest margin, on a tax equivalent basis, for the years ended December 31, 2023 and 2022 was 2.49% and 3.19%, respectively. The decrease in our net interest margin was primarily a result of the previously mentioned increased rate environment during 2023, as our cost of funds increased more than our yield on earning assets during the year. The yield on interest-earning assets increased 93 basis points to 4.88% for the year ended December 31, 2023, compared to 3.95% for the same period of 2022, a result of the increased rate environment during 2023. Offsetting the increase in yields on earning assets was a 213 basis point increase in the cost of interest-bearing liabilities, which was primarily attributable to the repricing of our interest-bearing deposits to higher interest rates during 2023. Cost of deposits (which includes noninterest-bearing deposits) was 2.47% for the year ended December 31, 2023 compared to 0.69% for the same period of 2022. Cost of other borrowed funds increased 101 basis points to 3.77% for the year ended December 31, 2023 compared to 2.76% for the year ended December 31, 2022.

Average interest-earning assets increased by 7% to $2.19 billion at December 31, 2023 compared to $2.04 billion at December 31, 2022, which resulted in an increase in total interest income on a tax equivalent basis of $25.9 million, to $106.6 million for the year ended December 31, 2023 compared to $80.7 million for the year ended December 31, 2022. Both average volume and rate significantly impacted interest income during 2023, with volume contributing an additional $8.7 million in interest income and rate contributing an additional $17.3 million in interest income when compared to the prior year.
Average loans receivable increased $230.2 million to $1.85 billion for the year ended December 31, 2023, compared to $1.62 billion for the year ended December 31, 2022. The yield on average loans increased 77 basis points to 5.32% for the year ended December 31, 2023. The increase in average rate of loans receivable contributed $14.7 million to interest income while the increase in average loan volume contributed $10.1 million to interest income. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2023 and 2022.
Average investment securities decreased $64.6 million to $287.5 million for the year ended December 31, 2023, compared to $352.1 million for the year ended December 31, 2022. The decrease in average investment securities was primarily a result of repositioning the investment portfolio with the sale of $102.5 million in book value available-for-sale investment securities during 2023. The yield on average investment securities increased 14 basis points to 1.95% for the year ended December 31, 2023, primarily as a result of the sale of lower yielding securities relative to the average yield of the securities portfolio.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, decreased $23.8 million to $50.7 million for the year ended December 31, 2023, compared to $74.5 million for the year ended December 31, 2022. The decrease in average interest-earning deposits at other financial institutions was primarily a result of our deployment of excess liquidity during 2023 to reduce the Bank's reliance on wholesale funding. The yield on average interest-earning deposits increased 429 basis points to 5.21% for the year ended December 31, 2023.
Total average interest-bearing liabilities increased $215.2 million to $1.61 billion at December 31, 2023 compared to $1.40 billion at December 31, 2022, which resulted in an increase in interest expense of $36.8 million to $52.2 million for the year ended December 31, 2023 compared to $15.4 million for the year ended December 31, 2022. Average rate significantly impacted interest expense during 2023, as average volume only contributed an additional $4.9 million in interest expense while average rate increases contributed an additional $31.9 million in interest expense compared to the prior year.
Total average interest-bearing deposits increased $183.4 million to $1.49 billion at December 31, 2023 compared to $1.31 billion at December 31, 2022, which resulted in an increase in interest expense on deposits of $34.9 million to $47.3 million for the year ended December 31, 2023 compared to $12.5 million for the year ended December 31, 2022. Average noninterest-bearing deposits decreased $76.0 million, or 15%, to $425.9 million at December 31, 2023, compared to $502.0 million at December 31, 2022. During 2023, competition for deposits along with higher interest rates resulted in customers' movement of excess funds from noninterest-bearing into interest-bearing deposit products. Average interest checking deposits decreased $143.2 million to $581.7 million as of December 31, 2023 compared to $724.9 million as of December 31, 2022. Average time deposits increased $145.6 million to $349.3 million as of December 31, 2023 compared to $203.7 million at December 31, 2022, as customers preferred to fix a portion of their funds at higher interest rates. Average wholesale deposits increased $242.0 million to $303.5 million as of December 31, 2023 compared to $61.5 million as of December 31, 2022.
Average other borrowed funds increased $31.8 million to $102.1 million for the year ended December 31, 2023, compared to $70.3 million for the year ended December 31, 2022. Interest expense on other borrowed funds increased $1.9 million for the year ended December 31, 2023 to $3.8 million compared to $1.9 million for the same period of 2022.
Provision Expense and Allowance for Credit Losses
Our policy is to maintain the ACL at a level that represents our best estimate of expected losses in the loan portfolio as of the valuation date. Both the amount of the provision and the level of the allowance for credit losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers. We adopted CECL as of January 1, 2023 in accordance with the required implementation date and recorded the impact of the adoption to retained earnings, net of deferred income taxes, as required by the standard. Note that prior to the adoption of CECL, we utilized an incurred loss model to derive our best estimate of the ACL.
As a result of the adoption of CECL, reserves for credit losses increased $3.7 million and consisted of increases to the allowance for credit losses on loans as well as an increase in reserves for unfunded commitments (referred to as combined ACL herein). For the year ended December 31, 2023, subsequent to the aforementioned adoption, we recorded a provision for credit losses of $132 thousand for the year ended December 31, 2023 compared to $2.6 million for the year ended December 31, 2022. The allowance for credit losses at December 31, 2023 was $18.9 million compared to $16.0 million at December 31, 2022. Our allowance for credit loss ratio as a percent of total loans, net of deferred fees and costs, for December 31, 2023 and 2022 was 1.03% and 1.02%, respectively.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics improved for the year ended December 31, 2023 as nonperforming loans and loans 90 days or more past due totaled $1.8 million, or 0.08% of total assets, compared to $4.5 million, or 0.19%, of total assets at December 31, 2022. Watchlist credits increased to $28.8 million at December 31, 2023, an increase of $14.3 million from December 31, 2022, as we proactively manage the credit quality of our loan portfolio, including reducing our commercial real estate concentrations, which has resulted in limited credit losses over our history. We had no other real estate owned at December 31, 2023. We recorded net charge-offs of $375 thousand during the year ended December 31, 2023 and net charge-offs of $418 thousand for same period of 2022.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for non-interest income for the years ended December 31, 2023 and 2022.
Noninterest Income
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	Years Ended December 31,		Change from Prior Year
	2023	2022	Amount	Percent
Service charges on deposit accounts	$1,028	$954	$74	7.8%
Fees on loans	388	232	156	67.2%
BOLI income	1,452	1,200	252	21.0%
(Loss) income from minority membership interest	(1,110)	(33)	(1,077)	3263.6%
Loss on sale of available-for-sale securities	(15,577)	—	(15,577)	—%
Other fee income	449	481	(32)	(6.7)%
Total non‑interest income (loss)	$(13,370)	$2,834	$(16,204)	(571.8)%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Noninterest income was recorded as a loss for the year ended December 31, 2023 totaling $13.4 million compared to income of $2.8 million for same period in 2022. During 2023, we recorded $15.6 million in losses for the sale of $102.5 million in book value available-for-sale investment securities. We also recorded a loss from minority membership interest, primarily from our investment in ACM, totaling $1.1 million for the year ended December 31, 2023, compared a loss of $33 thousand for the year ended December 31, 2022.
Fee income from loans was $388 thousand for the year ended December 31, 2023, compared to $232 thousand for the same period of 2022. Service charges on deposits and other fee income was $1.5 million for the year ended December 31, 2023, compared to $1.4 million for the same period of 2022. Loan swap fees for the year ended December 31, 2023 totaled $187 thousand compared to none for the same period of December 31, 2022. Income from BOLI increased 21% to $1.5 million for the year ended December 31, 2023 as compared to $1.2 million for the year ended December 31, 2022, primarily due to the purchase of $15 million in additional BOLI during the second quarter of 2022.

Noninterest Expense
The following table reflects the components of noninterest expense for the years ended December 31, 2023 and 2022.
Noninterest Expense
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

			Change from Prior Year
	2023	2022	Amount	Percent
Salaries and employee benefits	$20,643	$20,316	$327	1.6%
Occupancy expense	2,357	2,190	167	7.6%
Internet banking and software expense	2,505	1,707	798	46.8%
Data processing and network administration	2,468	2,303	165	7.2%
State franchise taxes	2,338	2,036	302	14.8%
Audit, legal and consulting fees	858	1,210	(352)	(29.1)%
Merger and acquisition expense	—	125	(125)	(100.0)%
Loan related expenses	(10)	555	(565)	(101.8)%
FDIC insurance	1,433	620	813	131.1%
Marketing, business development and advertising	724	483	241	49.9%
Director fees	660	668	(8)	(1.2)%
Postage, courier and telephone	185	181	4	2.2%
Dues, memberships & publications	253	194	59	30.4%
Bank insurance	449	453	(4)	(0.9)%
Printing and supplies	148	147	1	0.7%
Bank charges	98	90	8	8.9%
State assessments	210	161	49	30.4%
Office space reduction costs	273	—	273	100.0%
Core deposit intangible amortization	205	262	(57)	(21.8)%
Tax credit amortization	126	126	—	—%
Other operating expenses	739	633	106	16.7%
Total non‑interest expense	$36,662	$34,460	$2,202	6.4%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $36.7 million and $34.5 million for the years ended December 31, 2023 and 2022.
Salaries and benefits expense increased $327 thousand to $20.6 million for the year ended December 31, 2023 compared to $20.3 million for the same period in 2022, which was primarily related to a decrease in salaries deferred associated with loan origination activity. Internet banking and software expense increased $798 thousand for the year ended December 31, 2023 to $2.5 million, compared to $1.7 million for the same period in 2022, primarily as a result of the implementation of enhanced customer software solutions. FDIC insurance premium expense increased $813 thousand for the year ended December 31, 2023 compared to the same period in 2022, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund. Marketing expenses increased $241 thousand to $724 thousand for the year ended December 31, 2023 compared to the same period in 2022, which was primarily related to expenses associated with low cost deposit gathering and branding efforts. Audit, legal and consulting fees decreased $352 thousand to $858 thousand for the year ended December 31, 2023 as compared to the same period of 2022, primarily as a result of expense management. Lastly, loan related expenses decreased $565 thousand during 2023 compared to the prior year, as we received a recovery of legal expenses in 2023 associated with a previous watchlist credit.
During the fourth quarter of 2023, we reduced our future occupancy expense through a reduction in office space. We wrote-off two leases totaling $273 thousand to reduce excess office space and to consolidate two branch locations in

Montgomery County, Maryland. We also reduced staffing which resulted in severance costs of $184 thousand for the year ended December 31, 2023. These initiatives reduce operating expenses in 2024 by over $1.0 million.
Income Taxes
We recorded a provision for income tax expense of $410 thousand for the year ended December 31, 2023, compared to $6.0 million for the year ended December 31, 2022. Our effective tax rate for December 31, 2023 was 9.7%, compared to 19.4% for 2022. Our effective tax rates for 2023 and 2022 are less than our combined federal and state statutory rate of 22.5% because of discrete tax benefits recorded as a result of nonqualified option exercises during the aforementioned periods.
Discussion and Analysis of Financial Condition
Overview
At December 31, 2023, total assets were $2.2 billion, a decrease of 7%, or $153.8 million, from $2.34 billion at December 31, 2022. Total loans receivable, net of deferred fees and costs, decreased 1%, or $11.9 million, to $1.83 billion at December 31, 2023, from $1.84 billion at December 31, 2022. Total investment securities decreased by $106.5 million, or 38%, to $171.9 million at December 31, 2023, from $278.3 million at December 31, 2022. Total deposits increased 1%, or $15.1 million, to $1.85 billion at December 31, 2023, from $1.83 billion at December 31, 2022. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. For December 31, 2023, we had no federal funds purchased compared to $30 million at December 31, 2022. The Bank had FHLB advances outstanding of $85.0 million and $235.0 million for the years ended December 31, 2023 and 2022, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of December 31, 2023 and 2022.
We review our balance sheet and interest rate sensitivity on an ongoing basis as part of our asset/liability risk management process. During 2023, with the expectation that short-term interest rates would continue to increase during year, we modeled various scenarios to improve balance sheet efficiency, reduce our cost of funds, improve margin and our capital ratios. As a result, we sold $102.5 million in book value available-for-sale investment securities. The proceeds were utilized to paydown high cost short-term FHLB advances and assist in the funding of higher yielding newly originated commercial loans through out 2023. The sale of these investment securities generated an after-tax loss of $12.2 million. These transactions were neutral to shareholders’ equity and tangible book value, as the loss recorded was already reflected in our accumulated other comprehensive loss.
Additionally, during the first quarter of 2023, we fixed $150 million of our wholesale funding through the execution of pay-fixed/receive-floating interest rate swaps. The interest rate swaps have a weighted average rate of 3.50%, have a maturity of five years, and are designated against a mix of FHLB advances and brokered certificates of deposits. Classified as cash flow hedges, the market value fluctuations will not impact future earnings, but will impact accumulated other comprehensive income.
Loans Receivable, Net
Total loans receivable, net of deferred fees, were $1.83 billion at December 31, 2023, a decrease of $11.9 million, or 1%, compared to $1.84 billion at December 31, 2022.
Commercial real estate loans totaled $1.10 billion at each of December 31, 2023 and December 31, 2022, comprising 60% of total loans for each period. Owner-occupied commercial real estate loans were $212.4 million at December 31, 2023 compared to $206.8 million at December 31, 2022. Nonowner-occupied commercial real estate loans were $879.3 million at December 31, 2023 compared to $893.2 million at December 31, 2022. Commercial construction loans totaled $148.0 million at December 31, 2023, compared to $147.3 million at December 31, 2022 and comprised 8% of total loans receivable. Of the $148.0 million in construction loans at December 31, 2023, $26.3 million are collateralized by land and only $1.4 million are lot acquisition and development loans (which have a higher degree of credit risk than the remaining portion of the construction portfolio). Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 399% of our total risk based capital at December 31, 2023. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We plan to manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices.
Commercial and industrial loans increased $1.5 million to $216.4 million at December 31, 2023, from $214.9 million at December 31, 2022. Consumer residential loans increased $32.7 million to $363.3 million at December 31, 2023, from $330.6 million at December 31, 2022. The increase in residential loans was primarily a result of purchasing ACM construction-to-permanent mortgages originated during 2022, a portfolio product offered by the Bank which met our underwriting criteria.
The following table sets forth the repricing characteristics and sensitivity to interest rate changes to the outstanding principal balance of our loan portfolio at December 31, 2023.
Loan Maturities and Interest Rate Sensitivity
At December 31, 2023
(Dollars in thousands)

	One Year or Less	Between One and Five Years	Between Five and Fifteen Years	After Fifteen Years	Total
Commercial real estate	$109,088	$623,050	$344,231	$17,844	$1,094,213
Commercial and industrial	118,625	48,399	53,443	—	220,467
Commercial construction	84,174	35,332	28,943	—	148,449
Consumer residential	44,294	48,968	33,764	231,319	358,345
Consumer nonresidential	4,814	348	552	28	5,742
Total loans receivable	$360,995	$756,097	$460,933	$249,191	$1,827,216
Fixed—rate loans	$69,951	$510,025	$455,766	$159,268	$1,195,010
Floating—rate loans	291,044	246,072	5,167	89,923	632,206
Total loans receivable	$360,995	$756,097	$460,933	$249,191	$1,827,216
________________________
*Payments due by period are based on the repricing characteristics and not contractual maturities.
Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $1.8 million and $4.5 million at December 31, 2023 and 2022, respectively, a decrease of $2.7 million, or 60%. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we conduct an impairment analysis to determine the level of additional or specific reserves required for any portion of the loan that may result in a loss. As a result of the analysis completed, we had specific reserves totaling $676 thousand and $86 thousand at December 31, 2023 and 2022, respectively. Our ratio of nonperforming loans to total assets was 0.08% and 0.19% at December 31, 2023 and 2022, respectively. We had no other real estate owned and there were $3.5 million in loan modifications for borrowers who were experiencing financial difficulty during the year ended December 31, 2023.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2023, we had $6.2 million in loans identified as special mention, a decrease of $4.2 million from December 31, 2022. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The decrease from December 31, 2022 was driven by $9.3 million of loans being upgraded or paid off, offset by three additional loans identified as special mention. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At December 31, 2023, we had $22.5 million in loans identified as substandard, an increase of $18.4 million from December 31, 2022. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. The increase from December 31, 2022 was primarily related to one owner-occupied commercial loan totaling $20.0 million, which was downgraded due to concerns regarding the financial condition of this borrower's parent company. This loan is current and paying as agreed to with no modifications in terms since its origination. No impairment was indicated as a result of the liquidation analysis completed as the loan was and continues to be well-collateralized. At December 31, 2023, specific reserves totaling $676 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral for the additional $2.5 million in substandard loans.
We recorded annualized net charge-offs (recoveries) of 0.02% and 0.03% for the years ended December 31, 2023 and 2022, respectively. The following tables provide additional information on our asset quality for the periods presented.
Nonperforming Assets
At December 31, 2023 and 2022
(Dollars in thousands)

	2023	2022
Nonperforming assets:
Nonaccrual loans, gross	$1,689	$3,150
Loans contractually past‑due 90 days or more and still accruing	140	1,343
Total nonperforming loans (NPLs)	$1,829	$4,493
Total nonperforming assets (NPAs)	$1,829	$4,493

NPLs/Total Assets	0.08%	0.19%
NPAs/Total Assets	0.08%	0.19%
Allowance for credit losses on loans/NPLs	1,031.77%	357.00%
Combined allowance for credit losses/NPLs	1,064.70%	357.00%
We are closely and proactively monitoring the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.10 billion, or 60% of total, at both December 31, 2023 and at December 31, 2022. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $92.9 million, or 5% of total loans, and retail shopping centers totaling $264.0 million, or 14% of total loans, at December 31, 2023. Multi-family commercial properties totaled $178.6 million, or 10% of total loans, at December 31, 2023. The following table provides further stratification of these asset classes as of December 31, 2023 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	70%	6	$7,558	47%	4	$3,776	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	—	$—	$11,334
Office, Class B	46%	35	13,751	47%	31	61,323		—	—	75,074
Office, Class C	52%	7	3,793	41%	8	1,953		1	780	6,526
Subtotal		48	$25,102		43	$67,052		1	$780	$92,934	5%

Retail- Neighborhood/Community Shop		—	$—	44%	31	$84,627	Prince George's County, Maryland, Fairfax County, Virginia and Washington, D.C.	2	$10,944	95,571
Retail- Restaurant	57%	9	8,183	45%	16	26,931		—	—	35,114
Retail- Single Tenant	59%	5	2,001	42%	20	36,255		—	—	38,256
Retail- Anchored,Other	71%	1	2,046	53%	12	41,572		—	—	43,618
Retail- Grocery-anchored		—	—	46%	8	50,154		1	1,264	51,418
Subtotal		15	$12,230		87	$239,539		4	$12,208	$263,977	14%

Multi-family, Class A (Market)		—	$—	27%	1	$—	Washington, D.C., Baltimore City, Maryland and Arlington County, Virginia	1	$729	729
Multi-family, Class B (Market)		—	—	63%	21	78,559		—	—	78,559
Multi-family, Class C (Market)		—	—	57%	57	71,902		2	6,816	78,718
Multi-Family-Affordable Housing		—	—	53%	10	16,524		1	4,075	20,599
Subtotal		0	$—		89	$166,985		4	$11,620	$178,605	10%

Industrial	52%	43	$70,267	50%	38	$128,238	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland	1	$269	198,774
Warehouse	52%	14	18,761	33%	10	11,557		—	—	30,318
Flex	51%	15	18,727	54%	14	56,531		2	—	75,258
Subtotal		72	$107,755		62	$196,326		3	$269	$304,350	17%

Hotels		—	$—	43%	9	$52,588		1	$6,410	$58,998	3%
Mixed Use	47%	10	6,174	61%	37	68,489		—	$—	$74,663	4%

Other (including net deferred costs)			$61,628			$87,765			$116,711	$266,104	14%
Total commercial real estate and construction loans, net of fees, at December 31, 2023			$212,889			$878,744			$147,998	$1,239,631	68%
_________________________
(1).Loan-to-value is determined at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, reflecting only one classified delinquency at December 31, 2023. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At December 31, 2023 and 2022, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.

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
Allowance for Credit Losses on Loans
Years Ended December 31, 2023 and 2022
(Dollars in thousands)

	2023		2022
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$(53)	—%	$—	—%
Commercial and industrial	(347)	(0.02)%	(396)	(0.02)%
Consumer residential	1	—%	1	—%
Consumer nonresidential	24	—%	(23)	—%
Total	$(375)	(0.02)%	$(418)	(0.03)%
Average loans outstanding during the period	$1,848,308		$1,618,077

			December 31,
			2023	2022
Allowance for credit losses to loans receivable, net of fees			1.03%	0.87%
Combined allowance for credit losses to loans receivable, net of fees			1.06%	0.87%
Allocation of the Allowance for Credit Losses on Loans
At December 31, 2023 and 2022
(Dollars in thousands)

	2023		2022
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,174	59.88%	$10,777	59.77%
Commercial and industrial	3,385	12.07%	2,623	13.32%
Commercial construction	1,425	8.13%	1,499	8.04%
Consumer residential	3,822	19.61%	1,044	18.45%
Consumer nonresidential	65	0.31%	97	0.42%
Total allowance for credit losses	$18,871	100.00%	$16,040	100.00%

___________________

*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of December 31, 2023 and 2022 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $171.6 million at December 31, 2023, a decrease of $106.5 million, or 38%, from $278.1 million at December 31, 2022, primarily as a result of the $102.5 million of book value available-for-sale investment securities sold during the year.
As of December 31, 2023 and 2022, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $7.2 million and $104.6 million at December 31, 2023 and 2022, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of December 31, 2023, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized in our investment securities portfolio as of December 31, 2023.
We hold restricted investments in equities of the FRB and FHLB. At December 31, 2023, we owned $3.6 million in FRB stock and $5.8 million in FHLB stock. At December 31, 2022, we owned $4.4 million in FRB stock and $11.1 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at December 31, 2023 and 2022.
Investment Securities by Stated Yields
At December 31, 2023 and 2022
(Dollars in thousands)

	2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	—%	1.59%	—%	1.59%
Securities of state and local municipalities	3.00%	—%	—%	2.92%	2.98%
Corporate bonds	—%	10.35%	4.09%	—%	4.40%
Mortgaged‑backed securities	—%	2.11%	3.22%	1.60%	1.61%
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.89%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.89%

	2022
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—	2.32	—%	—	2.32%
Total held‑to‑maturity securities	—	2.32	—%	—	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.49%	—	1.49%
Securities of state and local municipalities	—	2.25%	—	2.92%	2.43%
Corporate bonds	—	6.02%	4.09%	—	4.27%
Mortgaged‑backed securities	—	2.09	2.48%	1.57%	1.62%
Total available‑for‑sale securities	—	3.73%	2.84%	1.57%	1.79%
Total investment securities	—	3.65%	2.51%	1.57%	1.79%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2023 and 2022:
Average Deposit Balance
Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023		2022
Noninterest-bearing demand	$425,914	22.24%	$501,962	27.77%
Interest-bearing deposits
Interest checking	581,655	30.37%	724,881	40.10%
Savings and money markets	254,721	13.30%	315,653	17.46%
Certificate of deposits, $100,000 to $249,999	106,865	5.58%	51,490	2.85%
Certificate of deposits, $250,000 or more	242,405	12.66%	152,229	8.42%
Other time deposits	303,472	15.85%	61,478	3.39%
Total	$1,915,032	100.00%	$1,807,693	100.00%
Total deposits increased $15.1 million, or 1%, to $1.85 billion at December 31, 2023 from $1.83 billion at December 31, 2022. Noninterest-bearing deposits were $396.7 million at December 31, 2023, or 21% of total deposits. At December 31, 2023, core deposits, which exclude wholesale deposits, increased $17.9 million from December 31, 2022, or 1%. Time deposits (which exclude wholesale deposits) increased $45.9 million, or 18%, to $306.3 million at December 31, 2023 from December 31, 2022, and were 19% of core deposits, representing new and existing customer deposits as customers were looking to fix interest rates on their deposit balances.
Wholesale deposits were $245.3 million at December 31, 2023 compared to $248.0 million at December 31, 2022, a decrease of $2.7 million, or 1%. Wholesale deposits are partially fixed at a weighted average rate of 3.77% as we have executed $165.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2023 and 2022, we had $254.1 million and $117.6 million, respectively, in either CDARS reciprocal or ICS reciprocal products.
As of December 31, 2023 and 2022, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $574.6 million, or 31.1%, and $727.3 million, or 39.7%, of total deposits, respectively. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at December 31, 2023.
Certificates of Deposit Greater than $250,000
At December 31, 2023
(Dollars in thousands)

2023
Three months or less	$46,571
Over three months through six months	35,475
Over six months through twelve months	30,984
Over twelve months	51,681
$164,711
Other borrowed funds, which include federal funds purchased, FHLB advances, and our subordinated notes, were $104.6 million at December 31, 2023, and $284.6 million at December 31, 2022. For December 31, 2023 and 2022, we had $85.0 million and $235.0 million, respectively, in FHLB advances. The decrease in FHLB advances was primarily a result of the aforementioned paydown from the proceeds of the sale of available-for-sale investment securities during 2023. These FHLB advances are fixed at a weighted average rate of 3.21% as we have executed $85.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of December 31, 2023 and 2022. For December 31, 2023 and 2022, we had $0 and $30.0 million federal funds purchased, respectively.
Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a CET1, capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for Total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio", which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10.00 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and 2022.
Stockholders' equity at December 31, 2023 was $217.1 million, an increase of $14.7 million, compared to $202.4 million at December 31, 2022. The increase in stockholders' equity was attributable to a decrease in accumulated other comprehensive loss of $12.4 million, which was primarily related to the sale of available-for-sale investment securities and an improvement in the market value of the investment securities portfolio, and net income recorded for the year ended

December 31, 2023 totaling $3.8 million. Retained earnings decreased $2.8 million primarily as a result of the adoption of CECL on January 1, 2023.
Total stockholders' equity to total assets for December 31, 2023 and 2022 was 9.9% and 8.6%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at December 31, 2023 and 2022 was $11.77 and $11.14, respectively.
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
The following tables shows the minimum capital requirement and our capital position at December 31, 2023 and 2022 for the Bank.
Bank Capital Components
At December 31, 2023 and 2022
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	>	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	>	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	>	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	>	4.00%	112,302	>	5.00%
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	>	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	>	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	>	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	>	4.00%	109,867	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At December 31, 2023 and 2022
(Dollars in thousands, except per share data)

	2023	2022
Total stockholders' equity (GAAP)	$217,117	$202,382
Less: goodwill and intangibles, net	(7,585)	(7,790)
Tangible Common Equity (non-GAAP)	$209,532	$194,592

Book value per common share (GAAP)	$12.19	$11.58
Less: intangible book value per common share	(0.42)	(0.44)
Tangible book value per common share (non-GAAP)	$11.77	$11.14
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of December 31, 2023, estimated uninsured deposits (excluding collateralized deposits) for the Bank improved to 31.1% of total deposits from 39.7% at December 31, 2022.
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
Our primary and secondary sources of liquidity remain strong. Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $232.1 million at December 31, 2023, or 11% of total assets, a decrease from $359.6 million, or 15%, at December 31, 2022. As of December 31, 2023 and 2022, $9.4 million and $104.6 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits. To maintain ready access to the Bank’s secured lines of credit, the Bank has pledged a portion of its commercial real estate and residential real estate loan portfolios to the FHLB and FRB. Additional borrowing capacity at the FHLB at December 31, 2023 was approximately $401.6 million. Borrowing capacity with the FRB was approximately $118.5 million at December 31, 2023. We also have unsecured federal funds purchased lines of $185.0 million available to us, of which none were used at December 31, 2023. We anticipate maintaining liquidity at a level sufficient to protect depositors, provide for reasonable growth and fully comply with all regulatory requirements. As of December 31, 2023, our liquidity position was significantly in excess of our estimated uninsured deposits of 31.1% of total deposits.
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
At December 31, 2023 and 2022, unused commitments to fund loans and lines of credit totaled $215.9 million and $235.6 million, respectively. Commercial and standby letters of credit totaled $26.0 million and $6.5 million at December 31, 2023 and 2022, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements and Supplementary Data
FVCBankcorp, Inc. and Subsidiary
Fairfax, Virginia
CONSOLIDATED FINANCIAL REPORT
December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
FVCBankcorp, Inc.
Fairfax, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), cash flows and changes in stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses
As further described in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $18.2 million of the total recorded ACLL of $18.9 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from probability of default-loss given default calculation using peer loss data adjusted for forecasts of future conditions over a reasonable and supportable period, which is then applied to projected loan cash flows. These estimates consider large amounts of data in tabulating loss and prepayment rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include changes and expected changes in the nature and volume of the loan portfolio and the existence, growth, and effect of any concentrations of credit. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
•Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s loss rate methodology, including the identification of loan segments, the calculation of loss rate inputs, and the calculation of prepayment rate inputs for each segment.
•Evaluating the methodology and testing the reasonableness of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
•Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data
•Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the probability of default-loss given default calculation applied to projected loan cash flows and qualitative factor components of the calculations.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2007.
Winchester, Virginia
March 21, 2024

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
December 31, 2023 and 2022
(In thousands, except share data)

			2023	2022
Assets
Cash and due from banks			$8,042	$7,253
Interest-bearing deposits at other financial institutions			52,480	74,300
Securities held-to-maturity (fair value of $252 thousand and $252 thousand for December 31, 2023 and 2022), net of allowance for credit losses of $0 and $0 at December 31, 2023 and 2022			264	264
Securities available-for-sale, at fair value			171,595	278,069
Restricted stock, at cost			9,488	15,612
Loans, net of allowance for credit losses of $18.9 million and $16.0 million at December 31, 2023 and 2022, respectively			1,809,693	1,824,394
Premises and equipment, net			997	1,220
Accrued interest receivable			10,321	9,435
Prepaid expenses			3,506	3,273
Deferred tax assets, net			14,823	18,533
Goodwill and intangibles, net			7,585	7,790
Bank owned life insurance (BOLI)			56,823	55,371
Operating lease right-of-use assets			8,395	9,680
Other assets			36,546	39,128
Total assets			$2,190,558	$2,344,322
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$396,724	$438,269
Interest-bearing checking, savings and money market			896,969	883,480
Time deposits			551,599	508,413
Total deposits			$1,845,292	$1,830,162

Federal funds purchased			$—	$30,000
Federal Home Loan Bank ("FHLB") advances			85,000	235,000
Subordinated notes, net of issuance costs			19,620	19,565
Accrued interest payable			2,415	1,269
Operating lease liabilities			9,241	10,394
Reserves for unfunded commitments			602	—
Accrued expenses and other liabilities			11,271	15,550
Total liabilities			$1,973,441	$2,141,940

Commitments and Contingent Liabilities

Stockholders' Equity	2023	2022
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,806,995	17,475,109	$178	$175
Additional paid-in capital			125,209	123,886
Retained earnings			115,890	114,888
Accumulated other comprehensive (loss), net			(24,160)	(36,567)
Total stockholders' equity			$217,117	$202,382
Total liabilities and stockholders' equity			$2,190,558	$2,344,322
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2023 and 2022
(In thousands, except per share data)

	2023	2022
Interest and Dividend Income
Interest and fees on loans	$98,373	$73,624
Interest and dividends on securities held-to-maturity	6	6
Interest and dividends on securities available-for-sale	4,949	5,959
Dividends on restricted stock	646	408
Interest on deposits at other financial institutions	2,641	685
Total interest and dividend income	$106,615	$80,682
Interest Expense
Interest on deposits	$47,345	$12,468
Interest on federal funds purchased	11	688
Interest on short-term debt	3,833	1,251
Interest on subordinated notes	1,030	1,031
Total interest expense	$52,219	$15,438
Net Interest Income	$54,396	$65,244
Provision for credit losses	132	2,629
Net interest income after provision for credit losses	$54,264	$62,615
Noninterest Income
Service charges on deposit accounts	$1,028	$954
BOLI income	1,452	1,200
(Loss) from minority membership interest	(1,110)	(33)
Loss on sale of securities available-for-sale	(15,577)	—
Other income	837	713
Total noninterest income (loss)	$(13,370)	$2,834
Noninterest Expenses
Salaries and employee benefits	$20,643	$20,316
Occupancy and equipment expense	2,357	2,190
Internet banking and software expense	2,505	1,707
Data processing and network administration	2,468	2,303
State franchise taxes	2,338	2,036
Audit, legal and consulting fees	858	1,210
Merger and acquisition expense	—	125
Loan related (benefit)/expenses	(10)	555
FDIC insurance	1,433	620
Director fees	660	668
Core deposit intangible amortization	205	262
Office space reduction costs	273	—
Tax credit amortization	126	126
Other operating expenses	2,806	2,342
Total noninterest expenses	$36,662	$34,460
Net income before income tax expense	$4,232	$30,989
Income tax expense	410	6,005
Net income	$3,822	$24,984
Earnings per share, basic	$0.22	$1.43
Earnings per share, diluted	$0.21	$1.35
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2023 and 2022
(In thousands)

	2023	2022
Net income	$3,822	$24,984
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $0.4 million and net of tax benefit of $11.0 million in 2023 and 2022, respectively.	1,300	(37,943)
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $0.3 million and net of tax expense of $0.9 million in 2023 and 2022, respectively.	(1,043)	3,419
Reclassification adjustment for securities losses realized in income, net of tax expense of $3.4 million and $0 for 2023 and 2022, respectively.	12,150	—
Total other comprehensive income (loss)	$12,407	$(34,524)
Total comprehensive (loss) income	$16,229	$(9,540)
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022
(In thousands)

	2023	2022
Cash Flows From Operating Activities
Net income	$3,822	$24,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390	424
Provision for credit losses	132	2,629
Net amortization of premium of securities	593	607
Net accretion of deferred loan costs and fees	(1,855)	(2,255)
Net accretion of acquisition accounting adjustments	(421)	(315)
Loss on sale of available-for-sale investment securities	15,577	—
Office space reduction costs	273	—
Loss from minority membership interest	1,110	33
Amortization of subordinated debt issuance costs	55	55
Core deposits intangible amortization	205	262
Tax credits amortization	126	126
Equity-based compensation expense	1,143	1,183
BOLI income	(1,452)	(1,200)
Deferred income tax expense	934	395
Changes in assets and liabilities:
Decrease in accrued interest receivable, prepaid expenses and other assets	(16)	(9,094)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(4,347)	4,558
Net cash provided by operating activities	$16,269	$22,392
Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$21,820	$142,045
Purchases of securities available-for-sale	—	(47,160)
Proceeds from sales of securities available-for-sale	86,922	—
Proceeds from redemptions of securities available-for-sale	20,795	37,076
Net redemption (purchase) of restricted stock	6,124	(9,240)
Net increase (decrease) in loans	13,777	(334,426)
Purchase of bank-owned life insurance	—	(15,000)
Distribution received from minority owned investment	—	1,040
Purchases of premises and equipment, net	(212)	(166)
Net cash provided by (used in) investing activities	$149,226	$(225,831)
Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(28,056)	$(330,603)
Net increase (decrease) in time deposits	43,179	276,989
Redemption of subordinated debt, net	—	(1,250)
(Decrease) increase in federal funds purchased	(30,000)	30,000
Net (decrease) increase in FHLB advances	(150,000)	210,000
Repurchase of shares of common stock	(1,460)	(730)
Taxes from vesting of restricted stock units	(113)	—
Common stock issuance	1,744	1,673
Net cash (used in) provided by financing activities	$(164,706)	$186,079
Net increase (decrease) in cash and cash equivalents	$789	$(17,360)
Cash and cash equivalents, beginning of year	7,253	24,613
Cash and cash equivalents, end of year	$8,042	$7,253
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2023 and 2022
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	13,727	$137	$121,798	$89,904	$(2,043)	$209,796
Net income	—	—	—	24,984	—	24,984
Other comprehensive loss	—	—	—	—	(34,524)	(34,524)
Repurchase of common stock	(37)	—	(730)	—	—	(730)
Common stock issuance for options exercised	242	3	1,670	—	—	1,673
Vesting of restricted stock grants	48	—	—	—	—	—
5-for-4 stock split	3,495	35	(35)	—	—	—
Stock-based compensation expense	—	—	1,183	—	—	1,183
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	3,822	—	3,822
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	12,407	12,407
Repurchase of common stock	(116)	(1)	(1,447)	(12)	—	(1,460)
Common stock issuance for options exercised, net	364	4	1,740	—	—	1,744
Vesting of restricted stock grants	84	—	(113)	—	—	(113)
Stock-based compensation expense	—	—	1,143	—	—	1,143
Balance at December 31, 2023	17,807	$178	$125,209	$115,890	$(24,160)	$217,117
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

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
The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. and Baltimore metropolitan areas. The Bank commenced operations on November 27, 2007 and is a member of the Federal Reserve System (the "Federal Reserve"). It is subject to the regulations of the Board of Governors of the Federal Reserve and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.
On August 31, 2021, the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million. As a result of this investment, the Bank obtained a 28.7% ownership interest in ACM. The investment is accounted for using the equity method of accounting. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanant financing line, and has developed portfolio mortgage products to diversify the Bank's held to investment loan portfolio.
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
Summary of Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("GAAP") and conform to general practices within the banking industry.
(a)    Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.
(b)    Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to accounting for impairment testing of goodwill, the allowance for credit losses - loans, the allowance for credit losses - securities, and the valuation of deferred tax assets.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
An individual debt security is impaired when the fair value of the security is less than its amortized cost. If the Company intends to sell an available-for-sale security in an unrealized loss position or it is more likely than not will be reversed through our provision for credit losses, then the difference between the amortized cost basis of the security and its fair value is recognized in the Company's consolidated statements of income. For impaired debt securities that the Company has both the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. The allowance for credit losses on the investment securities is recognized through our provision for credit losses and limited by the unrealized losses of a security measured as the difference between the security’s amortized cost and fair value.

The Company charges off any portion of an investment security that it determines is uncollectible. The amortized cost basis, excluding accrued interest, is charged off through the allowance for credit losses. Accrued interest is charged off as a reduction to interest income. Recoveries of previously charged off principal amounts are recognized in our provision for credit losses when received.
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
(f)    Loans and Allowance for Credit Losses
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

Allowance for Credit Losses - Loans and Unfunded Commitments
The allowance for credit losses ("ACL") represents an estimate of the expected credit losses in the Company's held for investment loan portfolio as of a valuation date. Accounting Standards Codification ("ASC") 326 replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the held for investment loan portfolio. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually for impairment, is segmented

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Typically, financial institutions use their historical loss experience and trends in losses for each loan segment which are then adjusted for portfolio trends and economic and environmental factors in determining the ACL. Since the Bank’s inception in 2007, the Company has experienced minimal loss history within its loan portfolio. Due to the fact that limited internal loss history exists to generate statistical significance, management determined it was most prudent to rely on peer data when deriving its best estimate of PD and LGD. As part of the Company's estimation process, management will continue to assess the reasonableness of the data, assumptions, and model methodology utilized to derive its allowance for credit losses.
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
The Company's methodology utilized in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in its loan portfolio credit quality, composition, and forecasted economic conditions. The review of the reasonableness and appropriateness of the ACL is reviewed by the ACL Committee for approval as of the valuation date. Additionally, information is provided to the Board of Directors on a quarterly basis along with the Company's consolidated financial statements.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment.
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
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2023, the Company had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Most of the Company's leases offer the option to extend the lease term. For each of the leases, the Company is reasonably certain it will exercise the options and has included the additional time and lease payments in the calculation of the lease liability. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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
No impairment was recorded for 2023 and 2022.
(i)    Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the ACL and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company had no other real estate owned ("OREO") at December 31, 2023 and 2022.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded as of December 31, 2023 and 2022. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
(m)    Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and interest rate swaps for 2023 and 2022, which are also recognized as separate components of equity.
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
The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. During 2018, the Company began granting restricted stock units which are granted at the fair market value of the Company's common stock on the grant date. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2023 and 2022.
(p)    401(k) Plan
Employee 401(k) plan expense is the amount of matching contributions paid by the Company. 401(k) plan expense was $431 thousand and $424 thousand for the years ended December 31, 2023 and 2022, respectively.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
(s)    Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standard Board ("FASB") issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, including the Company, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark ("CODM"), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Bank does not expect the adoption of ASU 2023-06 to have a material impact on its (consolidated) financial statements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Bank does not expect the adoption of ASU 2023-06 to have a material impact on its (consolidated) financial statements.
(t)    Recently Adopted Accounting Developments
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
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, the FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective for the Company on January 1, 2023. ASU 2022-01 resulted in no material impact to the Company's consolidated financial statements.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR"). It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
The Company had certain loans, interest rate swap agreements, investment securities, and debt obligations with interest rates indexed to LIBOR. The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Central banks and regulators around the world commissioned working groups to find suitable replacements for LIBOR and other benchmark rates and to implement financial benchmark reforms more generally.
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
To facilitate an orderly transition from interbank offered rates and other benchmark rates to ARRs, the Company established an enterprise-wide initiative led by senior management. The objective of this initiative was to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks. ASU 2020-04 was effective for the Company on January 1, 2023. Adoption of ASU 2020-04 resulted in no material impact to the Company's consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Investment Securities and Other Investments
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2023 and 2022, are as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,528)	$8,470
Securities of state and local municipalities tax exempt	1,000	—	(3)	997
Securities of state and local municipalities taxable	453	—	(49)	404
Corporate bonds	20,204	—	(2,556)	17,648
SBA pass-through securities	62	—	(5)	57
Mortgage-backed securities	170,179	—	(29,237)	140,942
Collateralized mortgage obligations	3,809	—	(732)	3,077
Total Available-for-sale Securities	$205,705	$—	$(34,110)	$171,595

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$13,559	$—	$(2,555)	$11,004
Securities of state and local municipalities tax exempt	1,385	—	(9)	1,376
Securities of state and local municipalities taxable	506	—	(62)	444
Corporate bonds	21,212	—	(2,154)	19,058
SBA pass-through securities	74	—	(7)	67
Mortgage-backed securities	282,858	—	(45,424)	237,434
Collateralized mortgage obligations	9,998	—	(1,312)	8,686
Total Available-for-sale Securities	$329,592	$—	$(51,523)	$278,069
No allowance for credit losses was recognized as of December 31, 2023 related to the Company's investment portfolio.
The Company had securities with a market value of $0.0 million and $4.1 million pledged with the Federal Reserve Bank of Richmond (the "FRB") for the years ended December 31, 2023 and 2022, respectively. The Company had securities of $7.2 million and $104.6 million pledged with the Treasury Board of Virginia at the Community Bankers' Bank for the years ended December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at December 31, 2023, aggregated by credit quality indicator:

Held-to-maturity
December 31, 2023	Securities of state and local municipalities tax exempt
Aa3	$264
Total	$264
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022, respectively. One security was held as of December 31, 2023 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,470	$(1,528)	$8,470	$(1,528)
Securities of state and local municipalities tax exempt	—	—	997	(3)	997	(3)
Securities of state and local municipalities taxable	—	—	404	(49)	404	(49)
Corporate bonds	—	—	16,898	(2,556)	16,898	(2,556)
SBA pass-through securities	—	—	57	(5)	57	(5)
Mortgage-backed securities	—	—	140,942	(29,237)	140,942	(29,237)
Collateralized mortgage obligations	—	—	3,077	(732)	3,077	(732)
Total	$—	$—	$170,845	$(34,110)	$170,845	$(34,110)
Available-for-sale and held-to-maturity securities that have been in a continuous unrealized loss position as of December 31, 2022 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$11,004	$(2,555)	$11,004	$(2,555)
Securities of state and local municipalities tax exempt	1,628	(21)	—	—	1,628	(21)
Securities of state and local municipalities taxable	—	—	444	(62)	444	(62)
Corporate bonds	12,344	(1,119)	5,964	(1,035)	18,308	(2,154)
SBA pass-through securities	—	—	67	(7)	67	(7)
Mortgage-backed securities	26,486	(1,831)	210,948	(43,593)	237,434	(45,424)
Collateralized mortgage obligations	2,601	(238)	6,085	(1,074)	8,686	(1,312)
Total	$43,059	$(3,209)	$234,512	$(48,326)	$277,571	$(51,535)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Securities of U.S. government and federal agencies: The unrealized losses on two available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities tax-exempt: The unrealized losses on two of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. These investments carry an S&P investment grade rating of AA+ and AA3.
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
Mortgage-backed securities: The unrealized losses on the Company’s investment in 36 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at December 31, 2023.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 11 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at December 31, 2023.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at December 31, 2023 and 2022 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
During 2023, the Company executed a balance sheet repositioning strategy and sold available-for-sale investment securities with a total book value of $102.5 million at a pre-tax loss of $15.6 million and used the net proceeds to reduce existing high cost short-term Federal Home Loan Bank of Atlanta ("FHLB") advances and to fund higher yielding newly originated commercial loans. No securities were sold during 2022.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The amortized cost and fair value of securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2023
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 3 months through 1 year	$—	$—	$1,000	$997
After 1 year through 5 years	264	252	1,113	1,099
After 5 years through 10 years	—	—	30,148	26,033
After 10 years	—	—	173,444	143,466
Total	$264	$252	$205,705	$171,595
For the years ended December 31, 2023 and 2022, proceeds from principal repayments of securities were $20.8 million and $37.1 million, respectively. There were $86.9 million securities sold during 2023 and none in 2022. There were 15.6 million realized losses in 2023 and none in 2022.

The Company has other investments in the form of restricted stock totaling $9.5 million and $15.6 million at December 31, 2023 and 2022, respectively. The following table discloses the types of investments included in other investments:

	2023	2022
Federal Reserve stock	$3,586	$4,378
FHLB stock	5,755	11,087
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
Total	$9,488	$15,612
As a member of the FRB and the FHLB, the Bank is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding and participate in other services offered by this institution. These investments are carried at cost since no active trading markets exist.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances by type follows:

December 31, 2023
Total
Commercial real estate	$1,091,633
Commercial and industrial	219,873
Commercial construction	147,998
Consumer real estate	363,317
Consumer nonresidential	5,743
$1,828,564
Less:
Allowance for credit losses	18,871
Loans, net	$1,809,693

	December 31, 2022
	Originated	Acquired	Total
Commercial real estate	$1,085,513	$14,748	$1,100,261
Commercial and industrial	242,307	2,913	245,220
Commercial construction	147,436	503	147,939
Consumer real estate	322,579	17,012	339,591
Consumer nonresidential	7,661	24	7,685
	$1,805,496	$35,200	$1,840,696
Less:
Allowance for credit losses	16,040	—	16,040
Unearned income and (unamortized premiums), net	262	—	262
Loans, net	$1,789,194	$35,200	$1,824,394
The loan portfolio summary is presented on amortized cost basis as of December 31, 2023. For the year ended December 31, 2022, the loan portfolio is presented at outstanding principal balance.
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

December 31, 2022
Purchased credit impaired acquired loans evaluated individually for future credit losses
Outstanding principal balance	$24
Carrying amount	—
Other acquired loans
Outstanding principal balance	35,604
Carrying amount	35,200
Total acquired loans
Outstanding principal balance	35,628
Carrying amount	35,200

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents changes during the year ended December 31, 2022, in the accretable yield on purchased credit impaired loans for which the Company applies ASC 310-30.

Balance at January 1, 2022	$3
Accretion	(197)
Reclassification of nonaccretable difference due to improvement in expected cash flows	33
Other changes, net	161
Balance at December 31, 2022	$—
An analysis of the allowance for credit losses for the years ended December 31, 2023 and 2022 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	(53)	(350)	—	—	(15)	(418)
Recoveries	—	3	—	1	39	43
Provision (reversal)	(1,048)	657	(144)	921	(44)	342
Ending Balance	$10,174	$3,385	$1,425	$3,822	$65	$18,871

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2022
Allowance for credit losses:
Beginning Balance	$8,995	$1,827	$2,009	$781	$217	$13,829
Charge-offs	—	(396)	—	—	(101)	(497)
Recoveries	—	—	—	1	78	79
Provision (reversal)	1,782	1,192	(510)	262	(97)	2,629
Ending Balance	$10,777	$2,623	$1,499	$1,044	$97	$16,040
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$20,765	$—
Commercial and industrial	—	1,070
Commercial construction	—	—
Consumer real estate	654	—
Consumer nonresidential	—	—
Total	$21,419	$1,070

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the recorded investment in loans and evaluation method as of December 31, 2022, by portfolio segment:

	Allowance for Credit Losses
	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2022
Allowance for credit losses:
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
($ in thousands, except per share data)
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
($ in thousands, except per share data)
Loss — Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of December 31, 2023:

	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$341,765	$82,924	$70,564	$147,252	$211,786	$57,422	$153,838	$—	$1,065,551
Special mention	1,268	1,361	—	2,688	—	—	—	—	5,317
Substandard	—	—	849	—	—	19,916	—	—	20,765
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$343,033	$84,285	$71,413	$149,940	$211,786	$77,338	$153,838	$—	$1,091,633
Commercial and Industrial
Grade:
Pass	$9,997	$2,285	$6,296	$13,623	$54,784	$42,034	$88,926	$—	$217,945
Special mention	—	—	—	76	—	—	782	—	858
Substandard	—	—	—	—	884	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$9,997	$2,285	$6,296	$13,699	$55,668	$42,034	$89,894	$—	$219,873
Commercial Construction
Grade:
Pass	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Consumer Real Estate
Grade:
Pass	$35,240	$8,196	$8,914	$28,848	$196,678	$51,767	$32,963	$—	$362,606
Special mention	—	—	—	—	—	—	57	—	57
Substandard	108	—	—	—	—	—	546	—	654
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$35,348	$8,196	$8,914	$28,848	$196,678	$51,767	$33,566	$—	$363,317
Consumer Nonresidential
Grade:
Pass	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Total Recorded Investment	$400,186	$94,766	$86,630	$198,694	$464,168	$172,025	$412,095	$—	$1,828,564

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
As of December 31, 2023 – Total Loan Portfolio

Total
Grade:
Pass	$1,799,843
Special mention	6,232
Substandard	22,489
Doubtful	—
Loss	—
Total Recorded Investment	$1,828,564
Based on the most recent analysis performed, the risk category of loans by class of loans was as follows as of December 31, 2022:
As of December 31, 2022 – Originated Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$1,077,526	$237,638	$147,436	$320,735	$7,661	$1,790,996
Special mention	6,284	3,350	—	803	—	10,437
Substandard	1,703	1,319	—	1,041	—	4,063
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$1,085,513	$242,307	$147,436	$322,579	$7,661	$1,805,496
As of December 31, 2022 – Acquired Loan Portfolio

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
Grade:
Pass	$14,748	$2,913	$503	$17,012	$24	$35,200
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$14,748	$2,913	$503	$17,012	$24	$35,200
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2023, the Company had $6.2 million in loans identified as special mention, a decrease from $10.4 million from December 31, 2022. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention; however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At December 31, 2023, the Company had $22.5 million in loans identified as substandard, an increase of $18.4 million from December 31, 2022. The increase in substandard loans was primarily related to the addition of one loan. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed At December 31, 2023, an individually assessed allowance for credit losses totaling $0.7 million, has been estimated to supplement any shortfall of collateral. The increase in substandard rated loans from December 31, 2022 was primarily related to one owner-occupied commercial loan totaling $20.0 million, which was downgraded due to concerns regarding

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
the financial condition of this borrower's parent company. This loan is current and paying as agreed to with no modifications in terms since its origination. No impairment was indicated as a result of the liquidation analysis completed as the loan was and continues to be well-collateralized.
Past due and nonaccrual loans presented by loan class were as follows as of December 31, 2023 and 2022:
As of December 31, 2023

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,115	$—	$—	$1,115	$1,089,669	$849	$1,091,633
Commercial and industrial	51	1,387	—	1,438	218,249	186	219,873
Commercial construction	2,569	391	—	2,960	145,038	—	147,998
Consumer real estate	1,300	—	134	1,434	361,229	654	363,317
Consumer nonresidential	—	—	6	6	5,737	—	5,743
Total	$5,035	$1,778	$140	$6,953	$1,819,922	$1,689	$1,828,564
As of December 31, 2022 – Originated Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$546	$—	$2,096	$2,642	$1,082,871	$1,085,513	$393	$1,703
Commercial and industrial	512	—	1,319	1,831	240,476	242,307	—	1,319
Commercial construction	—	—	125	125	147,311	147,436	125	—
Consumer real estate	805	—	953	1,758	320,821	322,579	825	128
Consumer nonresidential	—	63	—	63	7,598	7,661	—	—
Total	$1,863	$63	$4,493	$6,419	$1,799,077	$1,805,496	$1,343	$3,150
As of December 31, 2022 – Acquired Loan Portfolio

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days past due and still accruing	Nonaccruals
Commercial real estate	$—	$—	$—	$—	$14,748	$14,748	$—	$—
Commercial and industrial	—	—	—	—	2,913	2,913	—	—
Commercial construction	—	—	—	—	503	503	—	—
Consumer real estate	—	—	—	—	17,012	17,012	—	—
Consumer nonresidential	—	—	—	—	24	24	—	—
Total	$—	$—	$—	$—	$35,200	$35,200	$—	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents nonaccrual loans as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$37
Commercial and industrial	—	186	186	19
Commercial construction	—	—	—	—
Consumer real estate	654	—	654	53
Consumer nonresidential	—	—	—	—
Total	$1,503	$186	$1,689	$109
There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2023 and 2022, respectively.
There were overdrafts of $0.1 million and $1.3 million at December 31, 2023 and 2022, respectively, which have been reclassified from deposits to loans. At December 31, 2023 and 2022, loans with a carrying value of $530.2 million and $458.7 million were pledged to the FHLB.
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
There were five loans of $3.5 million modified during the year ended December 31, 2023 with a combination of payment delays and contractual extension to the maturity of the loan. No loans were modified with principal and interest forgiveness or an interest rate reduction. All loans modified during the year ended December 31, 2023 are performing according the modified contractual terms.
Prior to the adoption of ASC 326, the Company had zero reserves for unfunded commitments as of December 31, 2022. Upon adoption of ASC 326, the Company established a reserve for unfunded commitments of $811 thousand as of January 1, 2023. As of December 31, 2023, the reserve for unfunded commitments increased to $602 thousand.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Year Ended
	December 31, 2023	December 31, 2022
Provision for (reversal of) credit losses - loans	$342	$2,629
Provision for (reversal of) credit losses - unfunded commitments	(210)	—
Total provision for credit losses	$132	$2,629

Note 4. Goodwill and Intangibles
As a result of the Company's past acquisitions, the Company recognized goodwill and core deposit intangibles.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Information concerning amortizable intangibles follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2021	$204	$185	$1,950	$1,074	$2,154	$1,259
2022 activity:
1st Commonwealth amortization	—	19	—	—	—	19
Colombo Bank amortization	—	—	—	243	—	243
Balance at December 31, 2022	$204	$204	$1,950	$1,317	$2,154	$1,521
2023 activity:
1st Commonwealth amortization	—	—	—	—	—	—
Colombo Bank amortization	—	—	—	205	—	205
Balance at December 31, 2023	$204	$204	$1,950	$1,522	$2,154	$1,726
The aggregate amortization expense was $205 thousand for 2023 and $262 thousand for 2022. As of December 31, 2023, the estimated amortization expense for the next five years and thereafter is as follows:

2024	$165
2025	125
2026	85
2027	45
2028	8
Thereafter	—
$428
The carrying amount of goodwill for the years ended December 31, 2023 and 2022 is as follows:

Balance at December 31, 2023 and 2022	$7,157
Note 5. Premises, Equipment, and Leases
The following table summarizes the cost and accumulated depreciation of premises and equipment as of December 31, 2023 and 2022:

	2023	2022
Leasehold improvements	$2,622	$3,068
Furniture, fixtures and equipment	3,833	4,310
Computer software	1,183	1,169
Land	61	61
Buildings	196	196
Vehicles	47	47
Premises and equipment, gross	$7,942	$8,851
Less: accumulated depreciation	6,945	7,631
Premises and equipment, net	$997	$1,220

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
For the years ended December 31, 2023 and 2022, depreciation expense was $390 thousand and $424 thousand, respectively.
The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses. During the fourth quarter of 2023, the Company reduced its office space and recognized $273 thousand of impairment of existing right-of-use assets and losses on disposals of equipment.
The following tables present information about leases as of and for the years ended December 31, 2023 and 2022:

	2023	2022
Right-of-Use-Asset	$8,395	$9,680
Lease Liability	$9,241	$10,394
Weighted Average Remaining Lease Term (Years)	7.1	7.9
Weighted Average discount rate	3.27%	3.21%

	Years Ended December 31,
	2023	2022
Operating Lease Expense	$1,733	$1,504

Cash paid for amounts included in lease liabilities	$1,840	$1,541
Impairment loss on right-of-use asset	228	—
Modification of right-of-use assets and lease liability	—	283
Right-of-use assets obtained in exchange for operating lease liabilities	820	522
The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of December 31, 2023:

2024	$1,814
2025	1,665
2026	1,574
2027	1,448
2028	814
Thereafter	3,061
Total	$10,376
Less: discount	(1,135)
$9,241
Note 6. Deposits
Remaining maturities on certificates of deposit are as follows as of December 31, 2023:

2024	$438,745
2025	81,721
2026	12,822
2027	17,397
2028	914
Thereafter	—
$551,599

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Total time deposits greater than $250,000 were $164.9 million and $159.5 million at December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, the Company had one customer relationship whose related balance on deposit exceeded 5% of outstanding deposits. This customer relationship comprises 9% of outstanding deposits at December 31, 2023 and 9% of outstanding deposits at December 31, 2022.
Brokered deposits totaled $245.3 million and $248.0 million at December 31, 2023 and 2022, respectively.
Note 7. Other Borrowed Funds
Other borrowed funds at December 31, 2023 and 2022 consist of the following:

	Federal Funds Purchased		FHLB Advances		Subordinated Debt, net
	2023	2022	2023	2022	2023	2022
Balance Outstanding at December 31,	$—	$30,000	$85,000	$235,000	$19,620	$19,565
Maximum balance at any month end during the year	$—	$115,000	$245,000	$235,000	$19,620	$19,565
Average balance for the year	$—	$22,164	$101,682	$48,134	$19,590	$19,535
Weighted average rate on borrowings for the year ended	—%	3.11%	3.77%	2.60%	5.26%	5.28%
The Company had $85.0 million and $235.0 million of FHLB advances at each of December 31, 2023 and 2022 respectively. $85.0 million of FHLB advances outstanding at December 31, 2023 mature during the first quarter of 2024. At December 31, 2023, 1-4 family residential loans with a lendable value of $176.6 million, multi-family residential loans with a lendable value of $66.2 million, home equity lines of credit with a lendable value of $4.9 million and commercial real estate loans with a lendable value of $177.7 million were pledged against an available line of credit with the FHLB totaling $575.0 million as of December 31, 2023. The lendable collateral value excess at December 31, 2023 totaled $260.4 million.
The Company has unsecured lines of credit with correspondent banks totaling $185.0 million at December 31, 2023 and $265.0 million at December 31, 2022, available for overnight borrowing. At December 31, 2023, the Company had no advances outstanding and $30 million in December 31, 2022.
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
The Company had the option, on any scheduled interest payment date on or after June 30, 2021, to redeem the subordinated notes, in whole or in part, upon not fewer than 30 days nor greater than 60 days' notice to holders, at a redemption price equal to 100%of the principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. In August 2021, the Company provided a redemption notice to each holder of the subordinated notes that the notes would be redeemed in full on September 30, 2021 or such later date as the holder returned its note to the Company. $23.8 million of principal was redeemed and paid during the year ended December 31, 2021.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
capital for the Company to the fullest extent permitted under the Basel III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank.
Note 8. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred Tax Assets:
Allowance for credit losses	$4,304	$3,698
Net operating loss carryforward – federal and state	3,061	2,466
Bank premises and equipment	301	265
Nonqualified stock options and restricted stock	500	658
Organizational and start-up expenses	13	10
Acquisition accounting adjustments	—	257
Non-accrual loan interest	52	59
Deferred loan costs	—	60
Lease liability	2,108	2,396
Unrealized loss on securities available for sale	7,777	11,876
Reserves for unfunded commitments	137	—
	$18,253	$21,745
Deferred Tax Liabilities:
Right-of-use assets	$(1,894)	$(2,232)
Deferred loan costs	(307)	—
Acquisition accounting adjustments	(564)	—
Unrealized gain on interest rate swap	(665)	(980)
	$(3,430)	$(3,212)
Net Deferred Tax Assets	$14,823	$18,533
The income tax expense charged to operations for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Current tax (benefit) expense	$(524)	$5,610
Deferred tax expense	934	395
	$410	$6,005

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2023	2022
Computed "expected" tax expense	$875	$6,313
Increase (decrease) in income taxes resulting from:
State income tax expense	275	503
Non-deductible expense	163	138
Tax free income	(310)	(259)
Tax benefits from exercise of stock options	(352)	(364)
Other	(241)	(326)
	$410	$6,005
The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2020.
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
Note 9. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2023. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section. As of December 31, 2023, the Company entered into 17 interest rate swap agreements which were collateralized by $30 thousand in cash. As of December 31, 2022, the Company entered into 15 interest rate swap agreements which were collateralized by $30 thousand in cash.
The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,483	$2,853
Pay Fixed/Receive Variable Swaps	82,483	(2,853)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2022
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$74,178	$4,260
Pay Fixed/Receive Variable Swaps	74,178	(4,260)
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
At December 31, 2023 and 2022, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	2023	2022
Notional amount	$250,000	$145,000
Weighted average pay rate	3.25%	2.12%
Weighted average receive rate	5.34%	4.74%
Weighted average maturity in years	4.03	3.49
Unrealized gain/(loss) relating to interest rate swaps	$2,915	$4,251
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At December 31, 2023 and 2022, the unrealized loss or gain relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funds are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the advance affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2023 and 2022, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.
Note 10. Financial Instruments with Off-Balance Sheet Risk
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
At December 31, 2023 and 2022, the following financial instruments were outstanding which contract amounts represent credit risk:

	2023	2022
Commitments to grant loans	$36,650	$135,441
Unused commitments to fund loans and lines of credit	215,892	235,617
Commercial and standby letters of credit	26,024	6,503
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $41 thousand and $1.4 million at December 31, 2023 and 2022, respectively.
Note 11. Minimum Regulatory Capital Requirements
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria proscribed. As of December 31, 2023 and 2022, the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized under the prompt corrective action regulations.
The capital ratios for the Bank as of December 31, 2023 and 2022 are shown in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	4.00%	112,302	>	5.00%
At December 31, 2022
Total risk-based capital	$256,898	13.28%	$203,113	10.50%	$193,441	>	10.00%
Tier 1 risk-based capital	240,858	12.45%	164,425	8.50%	154,753	>	8.00%
Common equity tier 1 capital	240,858	12.45%	135,409	7.00%	125,737	>	6.50%
Leverage capital ratio	240,858	10.75%	87,894	4.00%	109,867	>	5.00%
________________________
(1). Ratios include capital conservation buffer.
Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2023, $33.9 million of retained earnings is available to pay dividends.
Note 12. Related Party Transactions
Officers, directors and their affiliates had borrowings of $47.6 million and $37.9 million at December 31, 2023 and 2022, respectively, with the Company. During the years ended December 31, 2023 and 2022, total principal additions were $10.6 million and $19.9 million, respectively, and total principal payments were $0.9 million and $1.5 million, respectively.
Related party deposits amounted to $33.0 million and $38.4 million at December 31, 2023 and 2022, respectively.
Note 13. Stock-Based Compensation Plan
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have a contractual terms of ten years. At December 31, 2023, 146,432 shares were available to grant under the Plan. No options were granted during 2023 and 2022. For the year ended December 31, 2023, 63,634 shares were withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. For the year ended December 31, 2022, there were 4,772 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.
A summary of option activity under the Plan as of December 31, 2023, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2023	1,621,920	$6.82	1.81
Granted	—	—
Exercised	(427,135)	5.99
Forfeited or expired	(20,654)	5.76
Outstanding and Exercisable at December 31, 2023	1,174,131	$7.14	1.3	$8,287,812
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on changes in the market value of the Company's stock.
As of December 31, 2023, all outstanding shares of the Plan are fully vested and amortized. Tax benefits recognized for qualified and non-qualified stock option exercises during 2023 and 2022 totaled $352 thousand and $364 thousand, respectively.
A summary of the Company's restricted stock grant activity as of December 31, 2023 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	278,245	$14.63
Granted	11,438	10.77
Vested	(96,062)	14.67
Forfeited	(14,506)	15.36
Balance at December 31, 2023	179,115	$14.30
The compensation cost that has been charged to income for the plan was $1.1 million and $1.2 million for 2023 and 2022, respectively. For the year ended December 31, 2023, 10,071 shares were withheld from issuance upon vesting of restricted stock units in order to cover the cost of the exercise by the participant. There were no shares withheld from issuance upon vesting of restricted stock units in order to cover the cost of the vesting by the participant for the year ended December 31, 2022. As of December 31, 2023, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 25 months .

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 14. Fair Value Measurements
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023 Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,470	$—	$8,470	$—
Securities of state and local municipalities tax exempt	997	—	997	—
Securities of state and local municipalities taxable	404	—	404	—
Corporate bonds	17,648	—	17,648	—
SBA pass-through securities	57	—	57	—
Mortgage-backed securities	140,942	—	140,942	—
Collateralized mortgage obligations	3,077	—	3,077	—
Total Available-for-Sale Securities	$171,595	$—	$171,595	$—
Derivative assets - interest rate swaps	$2,853	$—	$2,853	$—
Derivative assets - cash flow hedge	2,915	—	2,915	—
Liabilities
Derivative liabilities - interest rate swaps	$2,853	$—	$2,853	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2022 Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$11,004	$—	$11,004	$—
Securities of state and local municipalities tax exempt	1,376	—	1,376	$—
Securities of state and local municipalities taxable	444	—	444	—
Corporate bonds	19,058	—	19,058	—
SBA pass-through securities	67	—	67	—
Mortgage-backed securities	237,434	—	237,434	—
Collateralized mortgage obligations	8,686	—	8,686	—
Total Available-for-Sale Securities	$278,069	$—	$278,069	$—
Derivative assets - interest rate swaps	$4,260	$—	$4,260	$—
Derivative assets - cash flow hedge	$4,251	$—	$4,251	—
Liabilities
Derivative liabilties - interest rate swaps	$4,260	$—	$4,260	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At December 31, 2023, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).
Impaired Loans (prior to adoption of ASC 326): Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on the present value of future cash flows, observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

		Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$849	$—	$—	$849
Commercial and industrial	$396	$—	$—	$396
Total Collateral-dependent loans	$1,245	$—	$—	$1,245

		Fair Value Measurements Using
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial and industrial	$1,233	$—	$—	$1,233
Total Impaired loans	$1,233	$—	$—	$1,233
The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2023 and 2022:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$849	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$396	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Impaired loans
Commercial and industrial	$1,233	Discounted appraised value	Marketability/Selling costs	8% - 8%	8.00%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2023 and 2022. Fair values for December 31, 2023 and 2022 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

		Fair Value Measurements as of December 31, 2023 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,042	$8,042	$—	$—
Interest-bearing deposits at other institutions	52,480	52,480	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	171,595	—	171,595	—
Restricted stock	9,488	—	9,488	—
Loans, net	1,809,693	—	—	1,725,785
Bank owned life insurance	56,823	—	56,823	—
Accrued interest receivable	10,321	—	10,321	—
Derivative assets - interest rate swaps	2,853	—	2,853	—
Derivative assets - cash flow hedge	2,915	—	2,915	—

Financial liabilities:
Checking, savings and money market accounts	$1,293,693	$—	$1,293,693	$—
Time deposits	551,599	—	551,949	—
FHLB advances	85,000	—	85,000	—
Subordinated notes	19,620	—	18,565	—
Accrued interest payable	2,415	—	2,415	—
Derivative liabilities - interest rate swaps	2,853	—	2,853	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2022 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$7,253	$7,253	$—	$—
Interest-bearing deposits at other institutions	74,300	74,300	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	278,069	—	278,069	—
Restricted stock	15,612	—	15,612	—
Loans, net	1,824,394	—	—	1,756,984
Bank owned life insurance	55,371	—	55,371	—
Accrued interest receivable	9,435	—	9,435	—
Derivative assets - interest rate swaps	4,260	—	4,260	—
Derivative assets - cash flow hedge	4,251	—	4,251	—

Financial liabilities:
Checking, savings and money market accounts	$1,321,749	$—	$1,321,749	$—
Time deposits	$508,413	—	510,754	—
Fed funds purchased	30,000	—	30,000	—
FHLB advances	235,000	—	235,000	—
Subordinated notes	19,565	—	18,856	—
Accrued interest payable	1,269	—	1,269	—
Derivative liabilties - interest rate swaps	4,260	—	4,260	—
Note 15. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of as of December 31, 2023 and 2022, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2023 and 2022.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	For the Years Ended December 31,
	2023	2022
Net income	$3,822	$24,984

Weighted average - basic shares	17,723	17,431
Effect of dilutive securities, restricted stock units and options	508	1,053
Weighted average - diluted shares	18,231	18,484

Basic EPS	$0.22	$1.43
Diluted EPS	$0.21	$1.35
Note 16. Supplemental Cash Flow Information

	For the Years Ended December 31,
(In thousands)	2023	2022

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$51,017	$15,140
Income taxes	2,360	6,070
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	17,413	(48,958)
Unrealized (loss) gain on interest rate swaps	(1,337)	4,328
Adoption of CECL accounting standard	(2,808)	—
Right-of-use assets obtained in the exchange for lease liabilities during the current period	820	522
Modification of right-of-use assets and lease liability	455	283
Note 17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the years ended December 31, 2023 and 2022 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for each of the years ended December 31, 2023 and 2022.

	2023
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3,359	$(36,567)
Net unrealized (losses) gains during the period	1,300	(1,043)	257
Net reclassification adjustment for losses realized in income	12,150	—	12,150
Other comprehensive (loss) income, net of tax	13,450	(1,043)	12,407
Balance, end of period	$(26,476)	$2,316	$(24,160)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	2022
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(1,983)	$(60)	$(2,043)
Net unrealized (losses) gains during the period	(37,943)	3,419	(34,524)
Other comprehensive income (loss), net of tax	(37,943)	3,419	(34,524)
Balance, end of period	$(39,926)	$3,359	$(36,567)
During 2023, $102.5 million in investment securities available-for-sale, or 31% of the investment portfolio, were sold with a realized after-tax loss of $12.1 million that was reclassified from AOCI into income. There were no gains or losses that were reclassified from AOCI into income for the year ended December 31, 2022, respectively.
Note 18. Revenue Recognition
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Non-interest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$1,028	$954
Fees, Exchange, and Other Service Charges	350	374
Other income	96	104
Non-interest Income (in-scope of Topic 606)	1,474	1,432
Non-interest Income (out-scope of Topic 606)	(14,844)	1,402
Total Non-interest (Loss) Income	$(13,370)	$2,834
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the years ended December 31, 2023 or 2022.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 19. Parent Company Only Financial Statements
The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2023 and 2022

Assets	2023	2022
Cash and cash equivalents	$85	$531
Securities available-for-sale	991	991
Investment in subsidiary	227,658	214,382
Other assets	8,391	6,404
Total assets	$237,125	$222,308
Liabilities and Stockholders' Equity
Subordinated notes	$19,620	$19,565
Other liabilities	388	361
Total liabilities	$20,008	$19,926
Total stockholders' equity	$217,117	$202,382
Total liabilities and stockholders' equity	$237,125	$222,308

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2023 and 2022

	2023	2022
Income:
Interest on securities available-for-sale	$101	$67
Income from minority membership interest	1,654	626
Dividend income	683	730
Total income	$2,438	$1,423
Expense:
Interest on subordinated notes	$1,030	$1,031
Salaries and employee benefits	1,151	1,192
Occupancy and equipment	80	80
Audit, legal and consulting fees	256	375
Other operating expenses	252	194
Total expense	$2,769	$2,872

Net (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$(331)	$(1,449)
Income tax benefit	(477)	(580)
Equity in undistributed earnings of subsidiary	3,676	25,853
Net income	$3,822	$24,984

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2023 and 2022

	2023	2022
Cash Flows From Operating Activities
Net income	$3,822	$24,984
Equity in undistributed earnings of subsidiary	(3,676)	(25,853)
Amortization of subordinated debt issuance costs	55	55
Stock-based compensation expense	1,143	1,183
Change in other assets and liabilities	(1,961)	(1,413)
Net cash (used in) provided by operating activities	$(617)	$(1,044)
Cash Flows From Investing Activities
Net cash used in investing activities	$—	$—
Cash Flows From Financing Activities
Repayment of subordinated notes, net	$—	$(1,250)
Repurchase of shares of common stock	(1,460)	(730)
Vesting of restricted stock options	(113)	—
Common stock issuance	1,744	1,673
Net cash provided by (used in) financing activities	$171	$(307)
Net decrease in cash and cash equivalents	$(446)	$(1,351)
Cash and cash equivalents, beginning of year	531	1,882
Cash and cash equivalents, end of year	$85	$531

67`Note 20: Subsequent Events
The Company surrendered $47.9 million of its bank-owned life insurance (“BOLI”). These policies yielded 2.74% (3.34% on a tax-equivalent basis). This transaction resulted in a non-recurring increase of $2.2 million to the Company’s tax provisioning related to the gain associated with the expected cash payout, which will be included in the Company’s first quarter earnings. The projected earn-back period is approximately one year. The Company expects to use the proceeds to pay down high cost funding and fund new loan growth. From an earnings perspective, this balance sheet re-positioning is expected to be accretive to net interest income, net interest margin and return on average assets in future periods.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2023, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.
The Company's annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour. P.C. ("YHB"), Auditor Firm ID: 613 regarding internal control over financial reporting under Public Company Accounting Oversight Board standards. Management's report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.
The 2023 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
(a) None.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or                     terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Election of Directors," "Executive Officers," "Ownership of Company Securities – Delinquent Section 16(a) Reports" and "Corporate Governance and The Board of Directors" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation," "Corporate Governance and The Board of Directors – Director Compensation" and "Corporate Governance and The Board of Directors – "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2023, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	1,174,131	$7.14	146,432
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	1,174,131	$7.14	146,432
________________________
(1)Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)The Company does not have any equity compensation plans that have not been approved by stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation – Certain Relationships and Related Transactions" and "Corporate Governance and The Board of Directors – Director Independence" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit information – Fees of Independent Registered Public Accountants" and "Audit Information – Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference.

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

10.9	1st Commonwealth Bank of Virginia 2009 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
97	FVC Bankcorp, Inc. Clawback policy
101	Interactive data files pursuant to Item 405 of Regulation S-T
(i) Consolidated Statements of Condition at December 31, 2023 and 2022
(ii) Consolidated Statement of Income for the years ended December 31, 2023 and 2022

	(iii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2023 and 2022
	(iv)	Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2023 and 2022
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022
	(vi)	Notes to the Consolidated Financial Statements

104		The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 21, 2024	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2024.

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