Form 10-Q
period 2024-03-31
FVCBankcorp, Inc.
filed 2024-05-14
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,984,844 shares of common stock, par value $0.01 per share, outstanding as of May 13, 2024

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
March 31, 2024 and December 31, 2023
(In thousands, except share data)

			March 31, 2024	December 31, 2023
			(Unaudited)
Assets
Cash and due from banks			$6,936	$8,042
Interest-bearing deposits at other financial institutions			73,598	52,480
Securities held-to-maturity (fair value of $253 thousand and $252 thousand at March 31, 2024 and December 31, 2023, respectively), net of allowance for credit losses of $0 and $0 at March 31, 2024 and December 31, 2023			264	264
Securities available-for-sale, at fair value			166,797	171,595
Restricted stock, at cost			7,717	9,488
Loans, net of allowance for credit losses of $18.9 million and $18.9 million at March 31, 2024 and December 31, 2023, respectively			1,833,828	1,809,693
Premises and equipment, net			934	997
Accrued interest receivable			10,565	10,321
Prepaid expenses			3,254	3,506
Deferred tax assets, net			14,377	14,823
Goodwill and intangibles, net			7,540	7,585
Bank owned life insurance			9,011	56,823
Operating lease right-of-use assets			8,066	8,395
Other assets			39,775	36,546
Total assets			$2,182,662	$2,190,558
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$394,143	$396,724
Interest-bearing checking			506,168	576,471
Savings and money market			399,154	320,498
Time deposits			297,951	306,349
Wholesale deposits			259,849	245,250
Total deposits			$1,857,265	$1,845,292

Other borrowed funds			$57,000	$85,000
Subordinated notes, net of issuance costs			19,633	19,620
Accrued interest payable			2,836	2,415
Operating lease liabilities			8,841	9,241
Reserves for unfunded commitments			586	602
Accrued expenses and other liabilities			15,840	11,271
Total liabilities			$1,962,001	$1,973,441

Commitments and Contingent Liabilities

Stockholders' Equity	2024	2023
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,904,445	17,806,995	179	178
Additional paid-in capital			125,712	125,209
Retained earnings			117,243	115,890
Accumulated other comprehensive (loss), net			(22,473)	(24,160)
Total stockholders' equity			$220,661	$217,117
Total liabilities and stockholders' equity			$2,182,662	$2,190,558
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$25,314	$23,396
Interest and dividends on securities held-to-maturity	1	1
Interest and dividends on securities available-for-sale	964	1,388
Dividends on restricted stock	176	247
Interest on deposits at other financial institutions	372	302
Total interest and dividend income	$26,827	$25,334
Interest Expense
Interest on deposits	$12,541	$8,781
Interest on federal funds purchased	—	11
Interest on short-term debt	1,237	2,270
Interest on subordinated notes	257	258
Total interest expense	$14,035	$11,320
Net Interest Income	$12,792	$14,014
Provision for credit losses	—	242
Net interest income after provision for credit losses	$12,792	$13,772
Noninterest Income
Service charges on deposit accounts	$261	$215
BOLI income	190	332
Loss from minority membership interest	(203)	(801)
Loss on sale of securities available-for-sale	—	(4,592)
Other income	147	219
Total non-interest income (loss)	$395	$(4,627)
Noninterest Expenses
Salaries and employee benefits	$4,531	$5,015
Occupancy and equipment expense	522	627
Internet banking and software expense	694	561
Data processing and network administration	635	622
State franchise taxes	589	584
Audit, legal and consulting fees	243	184
Loan related expenses	222	271
FDIC insurance	345	180
Marketing, business development and advertising	204	154
Director fees	135	180
Postage, courier and telephone	45	49
Core deposit intangible amortization	45	55
Tax credit amortization	—	32
Other operating expenses	415	496
Total noninterest expenses	$8,625	$9,010
Net income before income tax expense (benefit)	$4,562	$135
Income tax expense (benefit)	3,222	(486)
Net income	$1,340	$621
Earnings per share, basic	$0.08	$0.04
Earnings per share, diluted	$0.07	$0.03
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$1,340	$621
Other comprehensive income
Unrealized (loss) gain on securities available for sale, net of tax benefit of $435 thousand for the three months ended March 31, 2024 and net of tax expense of $776 thousand for the three months ended March 31, 2023.	(1,544)	2,335
Unrealized gain (loss) on interest rate swaps, net of tax expense of $911 thousand for the three months ended March 31, 2024 and net of tax benefit of $803 thousand for the three months ended March 31, 2023.	3,231	(2,212)
Reclassification adjustment for securities losses realized in income, net of tax expense of $0 thousand for the three months ended March 31, 2024 and $1,010 thousand for the three months ended March 31, 2023.	—	3,582
Total other comprehensive income	$1,687	$3,705
Total comprehensive income	$3,027	$4,326
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,340	$621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	105
Provision for credit losses	—	242
Net amortization of premium of securities	57	110
Net accretion of deferred loan costs and fees	(377)	(477)
Net accretion of acquisition accounting adjustments	—	(421)
Loss on sale of available-for-sale investment securities	—	4,592
Loss from minority membership interest	203	801
Amortization of subordinated debt issuance costs	13	14
Core deposits intangible amortization	45	55
Tax credits amortization	—	32
Equity-based compensation expense	135	324
BOLI income	(190)	(332)
Changes in assets and liabilities:
Decrease in accrued interest receivable, prepaid expenses and other assets	1,258	1,655
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	4,591	(4,764)
Net cash provided by operating activities	$7,152	$2,557
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(21,118)	$(57,343)
Proceeds from sales of securities available-for-sale	—	35,778
Proceeds from redemptions of securities available-for-sale	2,762	5,862
Net redemption of restricted stock	1,771	1,907
Net increase (decrease) in loans	(23,775)	13,184
Proceeds from surrender of bank-owned life insurance	47,774	—
Purchases of premises and equipment, net	(14)	(59)
Net cash provided by (used in) investing activities	$7,400	$(671)
Cash Flows From Financing Activities
Net decrease in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$(40,637)	$(88,978)
Net increase in time deposits	52,610	169,195
Decrease in federal funds purchased	—	(30,000)
Net decrease in FHLB advances	(28,000)	(46,000)
Payments of withholdings taxes due to restricted stock vestings	(27)	(46)
Repurchase of shares of common stock	—	(1,220)
Common stock issuance	396	1,210
Net cash (used in) provided by financing activities	$(15,658)	$4,161
Net (decrease) increase in cash and cash equivalents	$(1,106)	$6,047
Cash and cash equivalents, beginning of year	8,042	7,253
Cash and cash equivalents, end of period	$6,936	$13,300
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2024 and 2023
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	621	—	621
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	3,705	3,705
Repurchase of common stock	(91)	(1)	(1,219)	(12)	—	(1,232)
Common stock issuance for options exercised, net	290	3	1,207	—	—	1,210
Vesting of restricted stock grants, net	31	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	324	—	—	324
Balance at March 31, 2023	17,705	$177	$124,152	$112,689	$(32,862)	$204,156
Balance at December 31, 2023	17,807	178	125,209	115,890	(24,160)	217,117
Net income	—	—	—	1,340	—	1,340
Impact of adoption of ASU 2023-02	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	1,687	1,687
Common stock issuance for options exercised	70	1	395	—	—	396
Vesting of restricted stock grants, net	27	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	135	—	—	135
Balance at March 31, 2024	17,904	$179	$125,712	$117,243	$(22,473)	$220,661
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Bank Owned Life Insurance ("BOLI")
The Company purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other noninterest income. The Company monitors the financial strength and condition of the counterparties.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
During the first quarter of 2024, the Company surrendered certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon their surrender, the Company received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Developments
In March 2023, FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Bank on January 1, 2024. The Company recorded an adjustment of $13 thousand to the stockholders' equity as of January 1, 2024.
In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Bank on January 1, 2024. ASU 2022-03 resulted in no material impact to the Company's consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(11)	$253
Total Held-to-maturity Securities	$264	$—	$(11)	$253
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,605)	$8,393
Securities of state and local municipalities tax exempt	1,000	—	(9)	991
Securities of state and local municipalities taxable	443	—	(61)	382
Corporate bonds	20,203	—	(2,460)	17,743
SBA pass-through securities	55	—	(5)	50
Mortgage-backed securities	167,462	—	(31,216)	136,246
Collateralized mortgage obligations	3,725	—	(733)	2,992
Total Available-for-sale Securities	$202,886	$—	$(36,089)	$166,797

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,528)	$8,470
Securities of state and local municipalities tax exempt	1,000	—	(3)	997
Securities of state and local municipalities taxable	453	—	(49)	404
Corporate bonds	20,204	—	(2,556)	17,648
SBA pass-through securities	62	—	(5)	57
Mortgage-backed securities	170,179	—	(29,237)	140,942
Collateralized mortgage obligations	3,809	—	(732)	3,077
Total Available-for-sale Securities	$205,705	$—	$(34,110)	$171,595
No allowance for credit losses was recognized as of March 31, 2024 and December 31, 2023 related to the Company's investment portfolio.
The Company had securities with a market value of $6.3 million pledged for secured borrowings at March 31, 2024. No securities were pledged as of December 31, 2023 for secured borrowings.. The Company had securities of $6.5 million and $7.2 million pledged to secure public deposits at March 31, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at March 31, 2024 and December 31, 2023, aggregated by credit quality indicator:

Held-to Maturity: State maturity municipal and tax exempt	March 31, 2024	December 31, 2023
Aa3	$264	$264
Total	$264	$264
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023, respectively. One security was held as of March 31, 2024 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of March 31, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,393	$(1,605)	$8,393	$(1,605)
Securities of state and local municipalities tax exempt	—	—	991	(9)	991	(9)
Securities of state and local municipalities taxable	—	—	382	(61)	382	(61)
Corporate bonds	—	—	16,993	(2,460)	16,993	(2,460)
SBA pass-through securities	—	—	50	(5)	50	(5)
Mortgage-backed securities	—	—	136,246	(31,216)	136,246	(31,216)
Collateralized mortgage obligations	—	—	2,992	(733)	2,992	(733)
Total	$—	$—	$166,047	$(36,089)	$166,047	$(36,089)
Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,470	$(1,528)	$8,470	$(1,528)
Securities of state and local municipalities tax exempt	—	—	997	(3)	997	(3)
Securities of state and local municipalities taxable	—	—	404	(49)	404	(49)
Corporate bonds	—	—	16,898	(2,556)	16,898	(2,556)
SBA pass-through securities	—	—	57	(5)	57	(5)
Mortgage-backed securities	—	—	140,942	(29,237)	140,942	(29,237)
Collateralized mortgage obligations	—	—	3,077	(732)	3,077	(732)
Total	$—	$—	$170,845	$(34,110)	$170,845	$(34,110)

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
Mortgage-backed securities: The unrealized losses on the Company’s investment in 36 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at March 31, 2024.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 11 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider those investments to be impaired at March 31, 2024.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at March 31, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The amortized cost and fair value of securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2024
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 3 months through 1 year	$—	$—	$—	$—
After 1 year through 5 years	264	253	2,103	2,070
After 5 years through 10 years	—	—	30,106	26,013
After 10 years	—	—	170,677	138,714
Total	$264	$253	$202,886	$166,797
For the three months ended March 31, 2024 and 2023, proceeds from principal repayments of securities were $2.8 million and $5.9 million, respectively. During the three months ended March 31, 2024 and 2023, proceeds from sales, calls and maturities of securities were $0 and $35.8 million, respectively. There were no securities sold during the three months ended March 31, 2024 compared to $35.8 million during the three months ended 2023. There were no realized losses during the three months ended March 31, 2024 and realized losses of $4.6 million during the three months ended March 31, 2023.

Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type follows:

	March 31, 2024	December 31, 2023
Commercial real estate	$1,089,362	$1,091,633
Commercial and industrial	246,564	219,873
Commercial construction	155,451	147,998
Consumer real estate	355,750	363,317
Consumer nonresidential	5,619	5,743
	$1,852,746	$1,828,564
Less:
Allowance for credit losses	18,918	18,871
Loans, net	$1,833,828	$1,809,693

An analysis of the allowance for credit losses for the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
March 31, 2024
Allowance for credit losses:
Beginning Balance, January 1	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	34	34
Provision (reversal)	(123)	42	48	85	(35)	17
Ending Balance	$10,051	$3,427	$1,473	$3,907	$60	$18,918

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
March 31, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	—	1	21	23
Provision (reversal)	49	(480)	129	473	(40)	131
Ending Balance	$11,324	$2,596	$1,698	$3,374	$66	$19,058

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	(53)	(350)	—	—	(15)	(418)
Recoveries	—	3	—	1	39	43
Provision (reversal)	(1,048)	657	(144)	921	(44)	342
Ending Balance	$10,174	$3,385	$1,425	$3,822	$65	$18,871
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$20,770	$—	$20,765	$—
Commercial and industrial	—	1,070	—	1,070
Commercial construction	—	—	—	—
Consumer real estate	526	—	654	—
Consumer nonresidential	—	—	—	—
Total	$21,296	$1,070	$21,419	$1,070
Tare summarized as follows:Impaired Loans – Originated Loan Portfolio
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of March 31, 2024:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$420,696	$69,992	$146,405	$211,209	$57,036	$1,787	$156,697	$—	$1,063,822
Special mention	2,099	—	2,671	—	—	—	—	—	4,770
Substandard	—	849	—	—	19,921	—	—	—	20,770
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$422,795	$70,841	$149,076	$211,209	$76,957	$1,787	$156,697	$—	$1,089,362
Commercial and Industrial
Grade:
Pass	$13,032	$5,297	$11,970	$52,231	$40,644	$33,114	$88,493	$—	$244,781
Special mention	—	—	—	—	—	—	713	—	713
Substandard	—	—	—	884	—	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$13,032	$5,297	$11,970	$53,115	$40,644	$33,114	$89,392	$—	$246,564
Commercial Construction
Grade:
Pass	$10,186	$—	$6,203	$—	$—	$—	$139,062	$—	$155,451
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$10,186	$—	$6,203	$—	$—	$—	$139,062	$—	$155,451
Consumer Real Estate
Grade:
Pass	$42,128	$8,845	$28,559	$192,146	$50,607	$—	$32,883	$—	$355,168
Special mention	—	—	—	—	—	—	56	—	56
Substandard	107	—	—	—	—	—	419	—	526
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42,235	$8,845	$28,559	$192,146	$50,607	$—	$33,358	$—	$355,750
Consumer Nonresidential
Grade:
Pass	$626	$6	$2	$33	$122	$91	$4,739	$—	$5,619
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$626	$6	$2	$33	$122	$91	$4,739	$—	$5,619
Total Recorded Investment	$488,874	$84,989	$195,810	$456,503	$168,330	$34,992	$423,248	$—	$1,852,746

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of December 31, 2023:

	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$341,765	$82,924	$70,564	$147,252	$211,786	$57,422	$153,838	$—	$1,065,551
Special mention	1,268	1,361	—	2,688	—	—	—	—	5,317
Substandard	—	—	849	—	—	19,916	—	—	20,765
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$343,033	$84,285	$71,413	$149,940	$211,786	$77,338	$153,838	$—	$1,091,633
Commercial and Industrial
Grade:
Pass	$9,997	$2,285	$6,296	$13,623	$54,784	$42,034	$88,926	$—	$217,945
Special mention	—	—	—	76	—	—	782	—	858
Substandard	—	—	—	—	884	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$9,997	$2,285	$6,296	$13,699	$55,668	$42,034	$89,894	$—	$219,873
Commercial Construction
Grade:
Pass	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Consumer Real Estate
Grade:
Pass	$35,240	$8,196	$8,914	$28,848	$196,678	$51,767	$32,963	$—	$362,606
Special mention	—	—	—	—	—	—	57	—	57
Substandard	108	—	—	—	—	—	546	—	654
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$35,348	$8,196	$8,914	$28,848	$196,678	$51,767	$33,566	$—	$363,317
Consumer Nonresidential
Grade:
Pass	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Total Recorded Investment	$400,186	$94,766	$86,630	$198,694	$464,168	$172,025	$412,095	$—	$1,828,564

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Total Loan Portfolio - As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Grade:
Pass	$1,824,841	$1,799,843
Special mention	5,539	6,232
Substandard	22,366	22,489
Doubtful	—	—
Loss	—	—
Total Recorded Investment	$1,852,746	$1,828,564
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2024, the Company had $5.5 million in loans identified as special mention, a decrease from $6.2 million at December 31, 2023. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2024, the Company had $22.4 million in loans identified as substandard, a decrease of $123 thousand from December 31, 2023. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a valuation analysis is completed. At March 31, 2024, an individually assessed allowance for credit losses totaling $673 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at March 31, 2024 and December 31, 2023:

As of March 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$1,107	$—	$1,107	$1,087,406	$849	$1,089,362
Commercial and industrial	—	—	551	551	244,943	1,070	246,564
Commercial construction	—	—	—	—	155,451	—	155,451
Consumer real estate	1,292	962	—	2,254	352,970	526	355,750
Consumer nonresidential	1	—	—	1	5,618	—	5,619
Total	$1,293	$2,069	$551	$3,913	$1,846,388	$2,445	$1,852,746

As of December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,115	$—	$—	$1,115	$1,089,669	$849	$1,091,633
Commercial and industrial	51	1,387	—	1,438	218,249	186	219,873
Commercial construction	2,569	391	—	2,960	145,038	—	147,998
Consumer real estate	1,300	—	134	1,434	361,229	654	363,317
Consumer nonresidential	—	—	6	6	5,737	—	5,743
Total	$5,035	$1,778	$140	$6,953	$1,819,922	$1,689	$1,828,564
The following presents nonaccrual loans as of March 31, 2024 and December 31, 2023:

As of March 31, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$16
Commercial and industrial	—	1,070	1,070	21
Commercial construction	—	—	—	—
Consumer real estate	526	—	526	10
Consumer nonresidential	—	—	—	—
Total	$1,375	$1,070	$2,445	$47

As of December 31, 2023	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$37
Commercial and industrial	—	186	186	19
Commercial construction	—	—	—	—
Consumer real estate	654	—	654	53
Consumer nonresidential	—	—	—	—
Total	$1,503	$186	$1,689	$109
There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2024 and December 31, 2023, respectively.
There were overdrafts of $87 thousand and $147 thousand at March 31, 2024 and December 31, 2023, respectively, which have been reclassified from deposits to loans. At March 31, 2024 and December 31, 2023, loans with a carrying value of $539.6 million and $530.2 million were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Modifications with Borrowers Experiencing Financial Difficulty
Loan modifications when a borrower is experiencing financial difficulty ("FDMs") occur as a result of loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. FDMs exclude loans held for sale and loans accounted for under the fair value option. Loans with guarantor support, or guaranteed loans are included in the Company's disclosed population of FDMs when those loan modifications are granted to a borrower experiencing financial difficulty.
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three months ended March 31, 2024, and 2023, respectively.
As of March 31, 2024, the reserve for unfunded commitments decreased to $586 thousand.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Provision for credit losses - loans	$17	$131
Provision for (reversal of) credit losses - unfunded commitments	(17)	111
Total provision for credit losses	$—	$242

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2024 and December 31, 2023. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of March 31, 2024 and December 31, 2023, the Company had entered into 17 interest rate swap agreements which were collateralized by $30 thousand in cash.
The notional amount and fair value of the Company's derivative financial instruments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$81,995	$4,139
Pay Fixed/Receive Variable Swaps	81,995	(4,139)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2023
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,483	$2,853
Pay Fixed/Receive Variable Swaps	82,483	(2,853)
Interest Rate Risk Management—Cash Flow Hedging Instruments
The Company uses wholesale funding (in the form of FHLB advances and brokered certificates of deposit) from time to time as a source of funds for use in the Company's lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments). The Company believes it is prudent to reduce this interest rate risk. To meet this objective, the Company entered into interest rate swap agreements whereby the Company reduces the interest rate risk associated with the Company's variable rate wholesale funding from the designation date and going through the maturity date.
At March 31, 2024 and December 31, 2023, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	March 31, 2024	December 31, 2023
Notional amount	$250,000	$250,000
Weighted average pay rate	3.25%	3.25%
Weighted average receive rate	5.31%	5.34%
Weighted average maturity in years	3.78	4.03
Unrealized gain relating to interest rate swaps	$7,057	$2,915
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At March 31, 2024 and December 31, 2023, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2024 and December 31, 2023, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.
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
At March 31, 2024 and December 31, 2023, the following financial instruments were outstanding which contract amounts represent credit risk:

	March 31, 2024	December 31, 2023
Commitments to grant loans	$20,626	$36,650
Unused commitments to fund loans and lines of credit	212,155	215,892
Commercial and standby letters of credit	26,593	26,024
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $288 thousand and $41 thousand at March 31, 2024 and December 31, 2023, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At March 31, 2024, 146,342 shares were available to grant under the Plan.
No options were granted during the three months options ended March 31, 2024 and 2023. For the three months ended March 31, 2024, there were no shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three months ended March 31, 2023.
A summary of option activity under the Plan as of March 31, 2024, and changes during the three months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2024	1,174,131	$7.14	1.30
Granted	—	—
Exercised	(70,039)	5.64
Forfeited or expired	—	—
Outstanding and Exercisable at March 31, 2024	1,104,092	$7.24	1.11	$5,458,203

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount changes based on changes in the market value of the Company's stock.
As of March 31, 2024, all outstanding options of the Plan are fully vested and amortized. Tax benefits recognized for qualified and non-qualified stock option exercises for the three months ended March 31, 2024 and for the three months ended March 31, 2023 totaled $55 thousand and $479 thousand, respectively.
There were no restricted stock units granted during the three months ended March 31, 2024. There were 938 restricted stock units granted during the three months ended March 31, 2023. For the three months ended March 31, 2024, there were 2,175 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant. There were 3,619 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant during the three months ended March 31, 2023.
A summary of the Company's restricted stock unit grant activity as of March 31, 2024 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	179,115	$14.30
Granted	—	—
Vested	(29,586)	13.99
Forfeited	(14,691)	13.93
Balance at March 31, 2024	134,838	14.41
The compensation cost that has been charged to income for the Plan totaled $135 thousand and $324 thousand for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 23 months.
Note 7. Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with fair value measurements and disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (exit price). Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements at March 31, 2024 Using
	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,393	$—	$8,393	$—
Securities of state and local municipalities tax exempt	991	—	991	—
Securities of state and local municipalities taxable	382	—	382	—
Corporate bonds	17,743	—	17,743	—
SBA pass-through securities	50	—	50	—
Mortgage-backed securities	136,246	—	136,246	—
Collateralized mortgage obligations	2,992	—	2,992	—
Total Available-for-Sale Securities	$166,797	$—	$166,797	$—
Derivative assets - interest rate swaps	$4,139	$—	$4,139	$—
Derivative assets - cash flow hedge	7,057	—	7,057	—
Liabilities
Derivative liabilities - interest rate swaps	$4,139	$—	$4,139	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2023 Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,470	$—	$8,470	$—
Securities of state and local municipalities tax exempt	997	—	997	$—
Securities of state and local municipalities taxable	404	—	404	—
Corporate bonds	17,648	—	17,648	—
SBA pass-through securities	57	—	57	—
Mortgage-backed securities	140,942	—	140,942	—
Collateralized mortgage obligations	3,077	—	3,077	—
Total Available-for-Sale Securities	$171,595	$—	$171,595	$—
Derivative assets - interest rate swaps	$2,853	$—	$2,853	$—
Derivative assets - cash flow hedge	$2,915	$—	$2,915	—
Liabilities
Derivative liabilties - interest rate swaps	$2,853	$—	$2,853	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At March 31, 2024 and December 31, 2023 all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial and industrial	$400	$—	$—	$400
Total Collateral-dependent loans	$400	$—	$—	$400

		Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$849	$—	$—	$849
Commercial and industrial	396	—	—	396
Total Collateral-dependent loans	$1,245	$—	$—	$1,245
The following tables display quantitative information about Level 3 Fair Value Measurements for March 31, 2024 and December 31, 2023:

Quantitative information about Level 3 Fair Value Measurements for March 31, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial and industrial	$400	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$849	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$396	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2024 and December 31, 2023. Fair values for March 31, 2024 and December 31, 2023 are estimated under the exit price notion.

		Fair Value Measurements as of March 31, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$6,936	$6,936	$—	$—
Interest-bearing deposits at other institutions	73,598	73,598	—	—
Securities held-to-maturity	264	—	253	—
Securities available-for-sale	166,797	—	166,797	—
Restricted stock	7,717	—	7,717	—
Loans, net	1,833,828	—	—	1,725,806
Bank owned life insurance	9,011	—	9,011	—
Accrued interest receivable	10,565	—	10,565	—
Derivative assets - interest rate swaps	4,139	—	4,139	—
Derivative assets - cash flow hedge	7,057	—	7,057	—

Financial liabilities:
Checking	$900,311	$—	$900,311	$—
Savings and money market	399,154	—	399,154	—
Time deposits	297,951	—	298,138	—
Wholesale deposits	259,849	—	258,936	—
FHLB advances	57,000	—	57,000	—
Subordinated notes	19,633	—	18,578	—
Accrued interest payable	2,836	—	2,836	—
Derivative liabilities - interest rate swaps	4,139	—	4,139	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2023 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,042	$8,042	$—	$—
Interest-bearing deposits at other institutions	52,480	52,480	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	171,595	—	171,595	—
Restricted stock	9,488	—	9,488	—
Loans, net	1,809,693	—	—	1,725,785
Bank owned life insurance	56,823	—	56,823	—
Accrued interest receivable	10,321	—	10,321	—
Derivative assets - interest rate swaps	2,853	—	2,853	—
Derivative assets - cash flow hedge	2,915	—	2,915	—

Financial liabilities:
Checking	$973,195	$—	$973,195	$—
Savings and money market	320,498	—	320,498	—
Time deposits	306,349	—	306,733	—
Wholesale deposits	245,250	—	245,216	—
FHLB advances	85,000	—	85,000	—
Subordinated notes	19,620	—	18,565	—
Accrued interest payable	2,415	—	2,415	—
Derivative liabilities - interest rate swaps	2,853	—	2,853	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of March 31, 2024 and 2023, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 5,001 anti-dilutive shares for the three months ended March 31, 2024 and there were no anti-dilutive shares for the three months ended March 31, 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

	Three months ended March 31,
	2024	2023
Net income	$1,340	$621

Weighted average - basic shares	17,829	17,578
Effect of dilutive securities, restricted stock units and options	488	718
Weighted average - diluted shares	18,317	18,296

Basic EPS	$0.08	$0.04
Diluted EPS	$0.07	$0.03
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2024 and 2023 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	2024
Three Months Ended March 31, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized (losses) gains during the period	(1,544)	3,231	1,687
Other comprehensive (loss) income, net of tax	(1,544)	3,231	1,687
Balance, end of period	$(28,020)	$5,547	$(22,473)

	2023
Three Months Ended March 31, 2023	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3359	$(36,567)
Net unrealized (losses) gains during the period	2,335	(2,212)	123
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive income (loss), net of tax	5,917	(2,212)	3,705
Balance, end of period	$(34,009)	$1,147	$(32,862)
During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million that was reclassified from AOCI into income. There were no gains or losses that were reclassified from AOCI into income for the three months ended March 31, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Note 10.     Subordinated Notes
On October 13, 2020, the Company completed the private placement of $20.0 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month Secured Overnight Financing Rate ("SOFR") plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes have been structured to qualify as Tier 2 capital for regulatory purposes.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 11. Revenue Recognition
The Company recognizes revenue in accordance with ASC 606 ‘‘Revenue from Contracts with Customers’’ ("Topic 606"). Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, gain on sale of securities, bank-owned life insurance income, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$261	$215
Fees, Exchange, and Other Service Charges	73	87
Other income	25	54
Noninterest Income (in-scope of Topic 606)	359	356
Noninterest Income (out-scope of Topic 606)	36	(4,983)
Total Non-interest (Loss) Income	$395	$(4,627)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition cost during the three month ended March 31, 2024 or 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 12. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$13,601	$10,835
Income taxes	—	—
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	(1,979)	7,703
Unrealized (loss) gain on interest rate swaps	4,142	(3,015)
Adoption of CECL accounting standard	—	(2,808)
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	397
Adoption of Investment accounting standard	13	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2024 and December 31, 2023 and the results of our operations for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other periodic reports filed with the U.S. Securities and Exchange Commission (the "SEC"), and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and our subsidiary (the “Company”), may contain statements relating to future events or our future results that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•general business and economic conditions, including higher inflation and its impacts, nationally or in the markets that we serve could adversely affect, among other things, real estate valuations, unemployment levels, the ability of businesses to remain viable, consumer and business confidence, and consumer or business spending, which could lead to decreases in demand for loans, deposits, and other financial services that we provide and increases in loan delinquencies and defaults;

•the impact of the interest rate environment on our business, financial condition and results of operation, and its impact on the composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•changes in our liquidity requirements could be adversely affected by changes in its assets and liabilities;

•changes in the assumptions underlying the establishment of reserves for possible credit losses and the possibility that future credit losses may be higher than currently expected;

•changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions that we do business with;

•the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), inflation, interest rate, market and monetary fluctuations;

•Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates used to value the securities in the portfolio;

•declines in our common stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to record a noncash impairment charge to earnings in future periods;

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

•the management of risks inherent in our real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of loan collateral and the ability to sell collateral upon any foreclosure;

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

•the effect of acquisitions and partnerships we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•Our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and

•potential exposure to fraud, negligence, computer theft and cyber-crime, and our ability to maintain the security of its data processing and information technology systems.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2023, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect our operations, financial condition, or results of operations.
Overview
We are a bank holding company headquartered in Fairfax County, Virginia. Our sole subsidiary, FVCbank (the "Bank"), was formed in November 2007 as a community-oriented, locally-owned and managed commercial bank under the laws of the Commonwealth of Virginia. The Bank offers a wide range of traditional bank loan and deposit products and services to both our commercial and retail customers. Our commercial relationship officers focus on attracting small and medium sized businesses, commercial real estate developers and builders, including government contractors, non-profit organizations, and professionals. Our approach to our market features competitive customized financial services offered to customers and prospects in a personal relationship context by seasoned professionals.
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

Critical Accounting Policies
General
The accounting principles we apply under U.S generally accepted accounting principles ("GAAP") are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.
The accounting policies we view as critical are those relating to judgments, assumptions and estimates regarding the determination of the allowance for credit losses - loans & reserve for unfunded commitments, and fair value measurements.
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

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of March 31, 2024, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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

Results of Operations— Three Months Ended March 31, 2024 and 2023
Overview
We recorded net income of $1.3 million, or $0.07 diluted earnings per share, for the three months ended March 31, 2024, compared to net income of $621 thousand, or $0.03 diluted earnings per share, for the three months ended March 31, 2023, an increase of $719 thousand, or 116%. Net interest income decreased $1.2 million, or 9%, to $12.8 million for the three months ended March 31, 2024, compared to $14.0 million for the same period of 2023. No provision was recorded for the three months ended March 31, 2024, compared to a provision for credit losses of $242 thousand for the same period of 2023. Noninterest income of $395 thousand and loss of $4.6 million were recorded for the three months ended March 31, 2024 and 2023, respectively. Noninterest expense was $8.6 million for the three months ended March 31, 2024, compared to $9.0 million for the three months ended March 31, 2023, a decrease of $385 thousand, or 4%.
During the first quarter of 2024, we surrendered certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon their surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense.
The annualized return on average assets for the three months ended March 31, 2024 and 2023 was 0.25% and 0.11%, respectively. The annualized return on average equity for the three months ended March 31, 2024 and 2023 was 2.44% and 1.21%, respectively.

Commercial bank operating earnings, which exclude the nonrecurring taxes on the surrender of our BOLI policies recorded during the first quarter of 2024 and the after-tax losses on the sale of investment securities available-for-sale recorded during the first quarter 2023, for the three months ended March 31, 2024 and March 31, 2023 were $3.7 million million and $4.2 million, respectively, a decrease of $477 thousand. Diluted commercial bank operating earnings per share for the three months ended March 31, 2024 and March 31, 2023 was $0.20 and $0.23 respectively. We consider commercial bank operating earnings a useful financial measure of our operating performance. Commercial bank operating earnings is determined by methods other than in accordance with GAAP. A reconciliation of non-GAAP financial measures to their most comparable financial measure in accordance with GAAP can be found in the tables below.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Net income (as reported)	$1,340	$621
Add: Loss on sale of available-for-sale investment securities	—	4,592
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	2,386	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	—	(1,010)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$3,726	$4,203
Earnings per share - basic (GAAP net income)	$0.08	$0.04
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.20
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.21	$0.24
Earnings per share - diluted (GAAP net income)	$0.07	$0.03
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.20
Adjusted Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.20	$0.23
Return on average assets (GAAP net income)	0.25%	0.11%
Adjusted Non-GAAP expenses including provision for income taxes	0.44%	0.63%
Adjusted Return on average assets (non‑GAAP core bank operating earnings)	0.69%	0.74%
Return on average equity (GAAP net income)	2.44%	1.21%
Adjusted Non-GAAP expenses including provision for income taxes	4.33%	6.97%
Adjusted Return on average equity (non‑GAAP core bank operating earnings)	6.77%	8.18%

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and 2023.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,091,088	$13,561	4.97%	$1,098,243	$12,680	4.62%
Commercial and industrial	228,147	4,361	7.65%	203,223	3,445	6.78%
Commercial construction	152,535	2,752	7.22%	153,534	2,639	6.87%
Consumer real estate	358,886	4,439	4.95%	345,213	4,048	4.69%
Warehouse facilities	4,531	88	7.77%	24,005	424	7.06%
Consumer nonresidential	5,700	113	7.96%	6,752	160	9.45%
Total loans(1)	1,840,887	25,314	5.50%	1,830,970	23,396	5.11%

Investment securities(2)(3)	215,020	1,143	2.12%	327,370	1,638	2.00%
Interest-bearing deposits at other financial institutions	27,533	372	5.44%	26,206	302	4.68%
Total interest‑earning assets and interest income	$2,083,440	$26,829	5.15%	$2,184,546	$25,336	4.64%

Non-interest‑earning assets:
Cash and due from banks	5,946			4,805
Premises and equipment, net	976			1,208
Accrued interest and other assets	87,983			94,678
Allowance for credit losses	(18,882)			(17,044)
Total assets	$2,159,463			$2,268,193

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$499,923	$3,942	3.17%	$519,770	$2,915	2.27%
Savings and money markets	300,371	2,507	3.36%	295,192	1,503	2.06%
Time deposits	300,873	3,208	4.29%	299,054	2,152	2.92%
Wholesale deposits	305,392	2,884	3.80%	251,593	2,211	3.56%
Total interest ‑ bearing deposits	1,406,559	12,541	3.59%	1,365,609	8,781	2.61%

Other borrowed funds	107,830	1,237	4.61%	231,257	2,281	4.01%
Subordinated notes, net of issuance costs	19,624	257	5.28%	19,570	258	5.34%
Total interest‑bearing liabilities and interest expense	$1,534,013	$14,035	3.68%	$1,616,436	$11,320	2.84%
Non-interest‑bearing liabilities:
Demand deposits	380,119			419,833
Other liabilities	25,288			26,408
Common stockholders' equity	220,043			205,516
Total liabilities and stockholders' equity	$2,159,463			$2,268,193
Net interest income and net interest margin		$12,794	2.47%		$14,016	2.60%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $404 thousand and $499 thousand for the quarters ended March 31, 2024 and 2023, respectively.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for March 31, 2024 and March 31, 2023.

(3)The average balances for investment securities includes restricted stock.
The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Rate and Volume Analysis
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(78)	$959	$881
Commercial and industrial	420	496	916
Commercial construction	(20)	133	113
Consumer residential	157	234	391
Warehouse facilities	(344)	8	(336)
Consumer nonresidential	(26)	(21)	(47)
Total loans(1)	109	1,809	1,918

Investment securities(2)	(676)	181	(495)
Deposits at other financial institutions and federal funds sold	18	52	70

Total interest income	(549)	2,042	1,493

Interest expense:

Interest - bearing deposits:
Interest checking	(78)	1,105	1,027
Savings and money markets	39	965	1,004
Time deposits	38	1,018	1,056
Wholesale deposits	489	184	673
Total interest - bearing deposits	488	3,272	3,760

Other borrowed funds	(1,204)	160	(1,044)
Subordinated notes, net of issuance costs	2	(3)	(1)
Total interest expense	(714)	3,429	2,715

Net interest income	$165	$(1,387)	$(1,222)
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for March 31, 2024 and March 31, 2023.
Net interest income totaled $12.8 million, a decrease of $1.2 million, or 9%, for the three months ended March 31, 2024, compared to March 31, 2023. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy, coupled with the need to meet intense competition from market area banks, brokerages, other financial institutions and the U.S. Treasury.
Average earning assets decreased $101.1 million to $2.08 billion during the first quarter of 2024 as compared to $2.18 billion for the same period of 2023, which was primarily related to the sales of investment securities available-for-sale that were completed during 2023, decreasing the average balances of our investment securities by $112.4 million.
Interest income for the three months ended March 31, 2024 increased $1.5 million, or 6%, to $26.8 million from $25.3 million for the three months ended March 31, 2023. Loan interest income during the first quarter of 2024 increased $1.9 million, or 8%, as compared to the year ago quarter due to both loan growth and an increase in yields earned on the portfolio. Income from investment securities decreased $495 thousand for the three months ended March 31, 2024 compared to the same period of 2023, primarily as a result of the aforementioned sales of investment securities during 2023. Interest income from deposits at other financial institutions increased $70 thousand to $372 thousand for the first quarter of 2024 as compared to the first quarter of 2023, which was primarily due to the increase in rates earned on those funds.
Average interest-bearing deposits increased $40.9 million to $1.41 billion for the three months ended March 31, 2024 compared to $1.37 billion for the three months ended March 31, 2023. Average non-interest-bearing deposits decreased $39.7 million to $380.1 million for the three months ended March 31, 2024 compared to $419.8 million for the same period in 2023. Average wholesale deposits increased $53.8 million to $305.4 million for the three months ended March 31, 2024 compared to $251.6 million for the same period in 2023. Average other borrowed funds, which include federal funds purchased and Federal Home Loan Bank of Atlanta ("FHLB") advances, decreased $123.4 million to $107.8 million at March 31, 2024 compared to $231.3 million at March 31, 2023.
Interest expense for the three months ended March 31, 2024 increased $2.7 million to $14.0 million, or 24%, from $11.3 million for the three months ended March 31, 2023. Deposit interest expense for the first quarter of 2024 increased $3.8 million compared to the year ago quarter primarily as a result of increased rates on interest deposits. This increase in deposit interest expense for the three months ended March 31, 2024 was offset by a decrease in interest expense on short term borrowings of $1.0 million during the same three month period of 2024.
Our net interest margin, on a tax equivalent basis, for the three months ended March 31, 2024 and 2023 was 2.47% and 2.60%, respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during first quarter of 2024 compared to the first quarter of 2023, a result of the rising rate environment. The yield on interest-earning assets increased 51 basis points to 5.15% for the three months ended March 31, 2024, compared to 4.64% for the same period of 2023. The average yield of the loan portfolio for the three months ended March 31, 2024 and 2023 was 5.50% and 5.11%, respectively, an increase of 39 basis points. The cost of interest-bearing deposits increased 98 basis points to 3.59% for the three months ended March 31, 2024, compared to 2.61% for the same period of 2023, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes non-interest-bearing deposits) was 2.81% for the three months ended March 31, 2024 compared to 1.97% for the three months ended March 31, 2023. Cost of other borrowed funds increased 60 basis points to 4.61% for the three months ended March 31, 2024 compared to 4.01% for the three months ended March 31, 2023.
Average balances of nonperforming loans, which include nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2024 and 2023.
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

Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	2024	2023
GAAP Financial Measurements:
Interest income:
Loans	$25,314	$23,396
Deposits at other financial institutions and federal funds sold	372	302
Investment securities available‑for‑sale	964	1,388
Investment securities held‑to‑maturity	1	1
Dividend on Restricted stock	176	247
Total interest income	26,827	25,334
Interest expense:
Interest‑bearing deposits	12,541	8,781
Other borrowed funds	1,494	2,539
Total interest expense	14,035	11,320
Net interest income	$12,792	$14,014
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	2	2
Total tax benefit on interest income	$2	$2
Tax equivalent net interest income	$12,794	$14,016
Net interest margin on a tax-equivalent basis	2.47%	2.60%
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
We did not record a provision for credit losses for the three months ended March 31, 2024 compared to $242 thousand for the three months ended March 31, 2023. The allowance for credit losses was $18.9 million at March 31, 2024 and at December 31, 2023. Our allowance for credit loss ratio as a percent of total loans, net of deferred fees and costs, for the three months ended March 31, 2024 and December 31, 2023 was 1.02% and 1.03%, respectively.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Credit quality metrics improved for the three months ended March 31, 2024 as nonperforming loans totaled $3.0 million, or 0.14% of total assets, compared to $4.4 million, or 0.19%, of total assets at March 31, 2023. Loans on our watchlist decreased to $28.0 million at March 31, 2024, a decrease of $816 thousand from December 31, 2023, as we proactively manage the credit quality of our loan portfolio, including reducing our commercial real estate concentrations, which has resulted in limited credit losses over our history. We had no other real estate owned at March 31, 2024 and December 31, 2023. We recorded net recoveries of $30 thousand during the quarter ended March 31, 2024 and net recoveries of $23 thousand for same period of 2023.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the three months ended March 31, 2024 and 2023.
Noninterest Income
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended March 31,		Change from Prior Year
	2024	2023	Amount	Percent
Service charges on deposit accounts	$261	$215	$46	21.4%
Fees on loans	49	77	(28)	(36.4)%
BOLI income	190	332	(142)	(42.8)%
Loss from minority membership interest	(203)	(801)	598	(74.7)%
Loss on sale of available-for-sale securities	—	(4,592)	4,592	(100.0)%
Other fee income	98	142	(44)	(31.0)%
Total noninterest income (loss)	$395	$(4,627)	$5,022	(108.5)%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income was $395 thousand for the three months ended March 31, 2024 compared to loss of $4.6 million for same period in 2023. During 2024, we recorded a loss from minority membership interest, primarily from our investment in ACM, totaling $203 thousand for the three months ended March 31, 2024, compared to a loss of $801 thousand for the three months ended March 31, 2023. In the first quarter of 2023, we recorded a loss of $4.6 million related to the sale of available-for-sale investment securities.
Fee income from loans was $49 thousand for the three months ended March 31, 2024, compared to $77 thousand for the same period of 2023. Service charges on deposits and other fee income was $261 thousand for the three months ended March 31, 2024, compared to $215 thousand for the same period of 2023. Income from BOLI decreased 43% to $190 thousand for the three months ended March 31, 2024 as compared to $332 thousand for the three months ended March 31, 2023, a result of surrendering our BOLI policies during the first quarter of 2024.

Noninterest Expense
The following table reflects the components of noninterest expense for the three months ended March 31, 2024 and 2023.
Noninterest Expense
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended March 31,		Change from Prior Year
	2024	2023	Amount	Percent
Salaries and employee benefits	$4,531	$5,015	$(484)	(9.7)%
Occupancy expense	522	627	(105)	(16.7)%
Internet banking and software expense	694	562	132	23.5%
Data processing and network administration	635	622	13	2.1%
State franchise taxes	589	584	5	0.9%
Audit, legal and consulting fees	243	184	59	32.1%
Loan related expenses	222	271	(49)	(18.1)%
FDIC insurance	345	180	165	91.7%
Marketing, business development and advertising	204	154	50	32.5%
Director fees	135	180	(45)	(25.0)%
Postage, courier and telephone	45	49	(4)	(8.2)%
Dues, memberships & publications	40	65	(25)	(38.5)%
Bank insurance	106	122	(16)	(13.1)%
Printing and supplies	20	51	(31)	(60.8)%
Bank charges	41	20	21	105.0%
State assessments	56	49	7	14.3%
Core deposit intangible amortization	45	55	(10)	(18.2)%
Tax credit amortization	—	32	(32)	(100.0)%
Other operating expenses	152	188	(36)	(19.1)%
Total noninterest expense	$8,625	$9,010	$(385)	(4.3)%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $8.6 million and $9.0 million for the three months ended March 31, 2024 and 2023, respectively.
Salaries and benefits expense decreased $484 thousand to $4.5 million for the three months ended March 31, 2024 compared to $5.0 million for the same period in 2023, which was primarily related to a decrease in headcount for the current quarter. Occupancy expense decreased by $105 thousand, primarily related to the office space reduction initiatives that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $132 thousand for the three months ended March 31, 2024 to $694 thousand, compared to $562 thousand for the same period in 2023, a result of the implementation of enhanced customer software solutions. In addition, Federal Deposit Insurance Corporation ("FDIC") insurance premium expense increased $165 thousand for the three months ended March 31, 2024 compared to the same period in 2023, a result of the FDIC increasing the assessment rate to replenish its deposit insurance fund.
Income Taxes
We recorded a provision for income tax expense of $3.2 million for the three months ended March 31, 2024, compared to the benefit for income taxes of $486 thousand for the three months ended March 31, 2023. Income tax expense for the three months ended March 31, 2024 includes $2.4 million in taxes and penalties related to the surrender of our BOLI policies. These were in part offset by discrete tax benefits recorded as a result of nonqualified option exercises that occurred during the quarter ended March 31, 2024.

Discussion and Analysis of Financial Condition
Overview
At March 31, 2024, total assets were $2.18 billion, a decrease of 0.4%, or $7.9 million, from $2.19 billion at December 31, 2023. Investment securities were $167.1 million at March 31, 2024, a decrease of $4.8 million, from $171.9 million at December 31, 2023. Total deposits increased 1%, or $12.0 million, to $1.86 billion at March 31, 2024, from $1.85 billion at December 31, 2023. From time to time, we may utilize other borrowed funds such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased as of March 31, 2024 and December 31, 2023. The Bank had FHLB advances outstanding of $50.0 million and $85.0 million at March 31, 2024 and December 31, 2023, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at March 31, 2024 and December 31, 2023.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.85 billion at March 31, 2024 and $1.83 billion at December 31, 2023, an increase of $24.2 million, or 1%. During the first quarter of 2024, new commercial loan originations totaled $41.5 million with a weighted average rate of 8.76%, loan renewals totaled $19.3 million with a weighted average rate of 8.25%, and repayments of loans and lines of credit totaled $18.6 million with a weighted average rate of 7.97%.
Commercial real estate loans totaled $1.09 billion at March 31, 2024 and December 31, 2023, and were approximately 60% of the total loans receivable for those same periods. Owner-occupied commercial real estate loans were $210.8 million at March 31, 2024 compared to $212.9 million at December 31, 2023. Nonowner-occupied commercial real estate loans were $878.5 million at March 31, 2024 compared to $878.7 million at December 31, 2023. Commercial construction loans totaled $155.5 million at March 31, 2024, compared to $148.0 million at December 31, 2023 and comprised 8% of total loans receivable for those same periods. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 394% of our total risk based capital at March 31, 2024. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
The following table presents the composition of our loans receivable portfolio at March 31, 2024 and December 31, 2023.
Loans Receivable
At March 31, 2024 and December 31, 2023
(Dollars in thousands)

	March 31, 2024	December 31, 2023
Commercial real estate	$1,089,362	$1,091,633
Commercial and industrial	246,564	219,873
Commercial construction	155,451	147,998
Consumer real estate	355,750	363,317
Consumer nonresidential	5,619	5,743

Total loans, net of fees	1,852,746	1,828,564

Less:
Allowance for credit losses on loans	18,918	18,871

Loans receivable, net	$1,833,828	$1,809,693

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $3.0 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively, an increase of $1.2 million. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had specific reserves totaling $673 thousand and $676 thousand at March 31, 2024 and December 31, 2023, respectively. Our ratio of nonperforming loans to total assets was 0.14% and 0.08% at March 31, 2024 and December 31, 2023, respectively. We had no other real estate owned and there were $1.3 million in loan modifications for borrowers who were experiencing financial difficulty during the quarter ended March 31, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2024, we had $5.5 million in loans identified as special mention, a decrease of $693 thousand from December 31, 2023. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The decrease from December 31, 2023 was driven by a few loans being upgraded and paid off. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At each of March 31, 2024 and December 31, 2023, we had $22.4 million in loans identified as substandard. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2024, specific reserves totaling $673 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral.
We recorded annualized net recoveries of (0.01)% for each of the three months ended March 31, 2024 and 2023, respectively. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At March 31, 2024 and December 31, 2023
(Dollars in thousands)

	2024	2023
Nonperforming assets:
Nonaccrual loans, gross	$2,445	$1,689
Loans contractually past‑due 90 days or more and still accruing	551	140
Total nonperforming loans (NPLs)	$2,996	$1,829
Total nonperforming assets (NPAs)	$2,996	$1,829

NPLs/Total Assets	0.14%	0.08%
NPAs/Total Assets	0.14%	0.08%
Allowance for credit losses on loans/NPLs	631.44%	1,031.77%
Combined allowance for credit losses/NPLs	650.98%	1,064.70%
We are closely and proactively monitoring the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.09 billion, or 59% of total loans, at March 31, 2024 and $1.09 billion, or 60% of total loans, at December 31, 2023. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $121.3 million, or 7% of total loans, and retail shopping centers totaling $266.1 million, or 14% of total loans, at March 31, 2024. Multi-family commercial properties totaled $178.2 million, or 10% of total loans, at March 31, 2024.
The following table provides further stratification of these and additional classes of real estate loans at March 31, 2024 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	71%	7	$8,966	47%	4	$3,746	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	—	$—	$12,712
Office, Class B	46%	36	13,986	46%	31	60,909		—	—	74,895
Office, Class C	51%	7	3,747	40%	8	1,931		1	881	6,559
Office, Medical	40%	7	1,192	50%	6	25,933		1	—	27,125
Subtotal		57	$27,891		49	$92,519		2	$881	$121,291	7%

Retail- Neighborhood/Community Shop		—	$—	43%	31	$84,178	Prince George's County, Maryland, Fairfax County, Virginia and Washington, D.C.	2	$11,370	95,548
Retail- Restaurant	57%	9	8,134	45%	16	26,705		—	—	34,839
Retail- Single Tenant	59%	5	1,983	42%	20	35,975		—	—	37,958
Retail- Anchored,Other	70%	1	2,032	52%	13	43,164		—	—	45,196
Retail- Grocery-anchored		—	—	46%	8	51,266		1	1,255	52,521
Subtotal		15	$12,149		88	$241,288		3	$12,625	$266,062	14%

Multi-family, Class A (Market)		—	$—	—%	1	$—	Washington, D.C., Baltimore City, Maryland and Arlington County, Virginia	1	$729	$729
Multi-family, Class B (Market)		—	—	62%	21	78,463		—	—	78,463
Multi-family, Class C (Market)		—	—	56%	57	71,473		2	7,047	78,520
Multi-Family-Affordable Housing		—	—	52%	10	16,446		1	4,054	20,500
Subtotal		—	$—		89	$166,382		4	$11,830	$178,212	10%

Industrial	52%	42	$69,422	50%	38	$127,881	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland	1	$626	$197,929
Warehouse	52%	14	18,611	33%	10	11,484		—	—	30,095
Flex	50%	15	18,577	54%	14	56,391		1	—	74,968
Subtotal		71	$106,610		62	$195,756		2	$626	$302,992	16%

Hotels		—	$—	43%	9	$52,229		1	$6,481	$58,710	3%
Mixed Use	46%	10	6,048	60%	37	68,109		—	$—	$74,157	4%

Other (including net deferred fees)			$58,146			$62,235			$123,008	$243,389	13%
Total commercial real estate and construction loans, net of fees, at March 31, 2024			$210,844			$878,518			$155,451	$1,244,813	67%
Total commercial real estate and construction loans, net of fees, at December 31, 2023			$212,889			$878,744			$147,998	$1,239,631	68%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, reflecting only one classified delinquency at March 31, 2024. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.

At March 31, 2024 and December 31, 2023, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
The following tables present additional information pertaining to the activity in and allocation of the allowance for credit losses on loans by loan type and the percentage of the loan type to the total loan portfolio for the periods and at the dates presented. The allocation of the allowance for credit losses on loans to a category of loans is not necessarily indicative of future losses or charge-offs, and does not restrict the use of the allowance to any specific category of loans.
Allowance for Credit Losses on Loans
For the Three Months Ended and at March 31, 2024 and 2023
(Dollars in thousands)

	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	1	—%
Consumer residential	—	—%	1	—%
Consumer nonresidential	30	0.01%	21	—%
Total	$30	0.01%	$23	0.01%
Average loans outstanding during the period	$1,840,887		$1,830,970

			March 31,
			2024	2023
Allowance for credit losses to loans receivable, net of fees			1.02%	1.04%
Combined allowance for credit losses to loans receivable, net of fees			1.05%	1.09%

Allocation of the Allowance for Credit Losses on Loans
At March 31, 2024 and December 31, 2023
(Dollars in thousands)

	2024		2023
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$10,051	58.97%	$10,174	59.88%
Commercial and industrial	3,427	13.36%	3,385	12.07%
Commercial construction	1,473	8.42%	1,425	8.13%
Consumer residential	3,907	18.95%	3,822	19.61%
Consumer nonresidential	60	0.30%	65	0.31%
Total allowance for credit losses	$18,918	100.00%	$18,871	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at each of March 31, 2024 and December 31, 2023 totaled $264 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $166.8 million at March 31, 2024, a decrease of $4.8 million, or 3%, from $171.6 million at December 31, 2023, due to principal repayments of $2.8 million during the first quarter of 2024 and a decrease in the market value of the investment securities portfolio totaling $2.0 million at March 31, 2024.
As of March 31, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $12.8 million and $7.2 million at March 31, 2024 and December 31, 2023, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of March 31, 2024, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance was recognized for our investment securities portfolio as of March 31, 2024.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At March 31, 2024, we owned $3.6 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2023, we owned $3.6 million in FRB stock and $5.8 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at March 31, 2024 and December 31, 2023.
Investment Securities by Stated Yields
At March 31, 2024 and December 31, 2023
(Dollars in thousands)

	At March 31, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.59	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.29	4.09	—	4.40
Mortgaged‑backed securities	—	2.11	3.23	1.60	1.61
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.90%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.90%

	At December 31, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.59	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.35	4.09	—	4.40
Mortgaged‑backed securities	—	2.11	3.22	1.60	1.61
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.89%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.89%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the three months ended March 31, 2024 and 2023:
Average Deposit Balance
For the Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)	March 31, 2024		March 31, 2023
Non-interest-bearing demand	$380,119	21.28%	$419,833	23.51%
Interest-bearing deposits
Interest checking	499,923	27.98%	519,770	29.12%
Savings and money markets	300,371	16.81%	295,192	16.53%
Certificate of deposits, $100,000 to $249,999	102,943	5.76%	48,349	2.71%
Certificate of deposits, $250,000 or more	197,930	11.08%	250,705	14.04%
Wholesale deposits	305,392	17.09%	251,593	14.09%
Total	$1,786,678	100.00%	$1,785,442	100.00%
Total deposits increased $12.0 million, or 0.6%, to $1.86 billion at March 31, 2024 from $1.85 billion at December 31, 2023. Non-interest-bearing deposits were $394.1 million at March 31, 2024, or 21.2% of total deposits. At March 31, 2024, core deposits, which exclude wholesale deposits, decreased $2.6 million from December 31, 2023, or 0.2%. Time deposits (excluding wholesale deposits) increased $38.0 million, or 12%, to $344.4 million at March 31, 2024 from December 31, 2023, and were 21.6% of core deposits, representing new and existing customer deposits as customers were looking to fix higher interest rates on their deposit balances.
Wholesale deposits were $259.8 million at March 31, 2024 compared to $245.3 million at December 31, 2023, an increase of $14.6 million, or 6%. Wholesale deposits are partially fixed at a weighted average rate of 3.49% as we have executed $200 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2024 and December 31, 2023, we had $234.8 million and $254.1 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of March 31, 2024, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $566.5 million, or 30.5%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at March 31, 2024.
Certificates of Deposit Greater than $250,000
At March 31, 2024
(Dollars in thousands)

2024
Three months or less	$52,986
Over three months through six months	18,894
Over six months through twelve months	26,440
Over twelve months	72,250
$170,570
Other borrowed funds, which include federal funds purchased, FHLB advances, FRB bank term funding program ("BTFP") borrowings, and our subordinated notes, were $76.6 million at March 31, 2024 compared to $104.6 million at December 31, 2023, a decrease of $28.0 million, or 27%. Subordinated debt, net of unamortized issuance costs, totaled $19.6 million at each of March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, we did not have any federal funds purchased. During the quarter ended March 31, 2024, we borrowed $7.0 million from the BTFP. We did not access this facility during 2023. FHLB advances totaled $50.0 million and $85.0 million, respectively. All of our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs. The weighted average rate of these FHLB advances are 3.60% and 3.21% at March 31, 2024 and December 31, 2023, respectively.
Total wholesale funding (which includes wholesale deposits, BTFP, and FHLB advances) decreased $13.4 million, or 4%, during the first quarter of 2024 to $316.8 million from $330.3 million at December 31, 2023.
Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 ("CET1"), capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
Stockholders' equity at March 31, 2024 was $220.7 million, an increase of $3.5 million, compared to $217.1 million at December 31, 2023. Net income for the quarter ended March 31, 2024 contributed $1.3 million to the increase in stockholder's equity. Accumulated other comprehensive loss decreased $1.7 million during the three months ended March 31, 2024, which is primarily related to the improvement in the market value of our interest rate swaps.
Total stockholders' equity to total assets for March 31, 2024 and December 31, 2023 was 10.1% and 9.9%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2024 and December 31, 2023 was $11.90 and $11.77, respectively.
As noted above, regulatory capital levels for the Bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.
As the Company is a bank holding company with less than $3.00 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio" ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10.00 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2024 and December 31, 2023
The following tables shows the minimum capital requirements and our capital position at March 31, 2024 and December 31, 2023 for the Bank.
Bank Capital Components
At March 31, 2024 and December 31, 2023
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2024
Total risk-based capital	$263,155	14.05%	$196,630	>	10.50%	$187,266	>	10.00%
Tier 1 risk-based capital	243,652	13.01%	159,176	>	8.50%	149,813	>	8.00%
Common equity tier 1 capital	243,652	13.01%	131,086	>	7.00%	121,723	>	6.50%
Leverage capital ratio	243,652	11.18%	86,128	>	4.00%	107,660	>	5.00%
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	>	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	>	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	>	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	>	4.00%	112,302	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At March 31, 2024 and December 31, 2023
(Dollars in thousands, except per share data)

	2024	2023
Total stockholders' equity (GAAP)	$220,661	$217,117
Less: goodwill and intangibles, net	(7,540)	(7,585)
Tangible Common Equity (non-GAAP)	$213,121	$209,532

Book value per common share (GAAP)	$12.32	$12.19
Less: intangible book value per common share	(0.42)	(0.42)
Tangible book value per common share (non-GAAP)	$11.90	$11.77
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of March 31, 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank improved to 30.5% of total deposits from 31.1% at December 31, 2023.
In addition to deposits, we have access to the various wholesale funding markets. These markets include the brokered certificate of deposit market and the federal funds market. We are a member of the IntraFi Network, which allows banking customers to access FDIC insurance protection on deposits through the Bank which exceed FDIC insurance limits. As part of our membership with the IntraFi Network, we have one-way authority for both their CDARs and ICS products which provides the Bank the ability to access additional wholesale funding as needed. We also maintain secured lines of credit with the FRB and the FHLB for which we can borrow up to the allowable amount for the collateral pledged. Having diverse funding alternatives reduces our reliance on any one source for funding.
Liquid assets, which include cash and due from banks, federal funds sold and unpledged investment securities available for sale, totaled $247.3 million at March 31, 2024, or 11% of total assets, an increase from $232.1, or 11%, at December 31, 2023. As of March 31, 2024 and December 31, 2023, $6.5 million and $7.2 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At March 31, 2024
(Dollars in thousands, except per share data)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$571,142
FRB discount window secured borrowings (2)	—	151,268
BTFP (3)	7,000	—
Unsecured federal fund purchase lines	—	185,000
Total	$137,000	$907,410
________________________
(1) The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit. The Bank has obtain a letter of credit of $80 million to secure public funds.

    (2) The Bank has pledged a portion of the commercial and industrial loan portfolio to the FRB to secure the line of the credit.
(3) The Bank has pledged a portion of the securities portfolio to the FRB to secure the line of credit. The BTFP program ended in March 2024.
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
At March 31, 2024 and December 31, 2023, unused commitments to fund loans and lines of credit totaled $232.8 million and $252.5 million, respectively. Commercial and standby letters of credit totaled $26.6 million at March 31, 2024 and $26.0 million December 31, 2023, respectively.

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
The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel, and an internal audit program to monitor its effectiveness. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)On March 21, 2024, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2023. The Repurchase Program will expire on March 31, 2025, subject to earlier termination of the program by the Board of Directors.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2024	—	—	—	—
February 1 - February 29, 2024	—	—	—	—
March 1 - March 31, 2024	—	—	—	1,300,000
Total	—	—	—	1,300,000
No shares were purchased during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 14, 2024	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)