Form 10-Q
period 2024-06-30
FVCBankcorp, Inc.
filed 2024-08-13
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,186,147 shares of common stock, par value $0.01 per share, outstanding as of August 12, 2024

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
June 30, 2024 and December 31, 2023
(In thousands, except share data)

			June 30, 2024	December 31, 2023
			(Unaudited)
Assets
Cash and due from banks			$10,226	$8,042
Interest-bearing deposits at other financial institutions			154,359	52,480
Securities held-to-maturity (fair value of $251 thousand and $252 thousand at June 30, 2024 and December 31, 2023, respectively), net of allowance for credit losses of $0 and $0 at June 30, 2024 and December 31, 2023, respectively.			264	264
Securities available-for-sale, at fair value			162,164	171,595
Restricted stock, at cost			8,186	9,488
Loans, net of allowance for credit losses of $19.2 million and $18.9 million at June 30, 2024 and December 31, 2023, respectively			1,867,721	1,809,693
Premises and equipment, net			915	997
Accrued interest receivable			10,828	10,321
Prepaid expenses			4,073	3,506
Deferred tax assets, net			14,305	14,823
Goodwill and intangibles, net			7,497	7,585
Bank owned life insurance			9,078	56,823
Operating lease right-of-use assets			7,736	8,395
Other assets			41,842	36,546
Total assets			$2,299,194	$2,190,558
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$373,848	$396,724
Interest-bearing checking			631,162	576,471
Savings and money market			439,198	320,498
Time deposits			274,684	306,349
Wholesale deposits			249,860	245,250
Total deposits			$1,968,752	$1,845,292

Other borrowed funds			$57,000	$85,000
Subordinated notes, net of issuance costs			19,652	19,620
Accrued interest payable			3,910	2,415
Operating lease liabilities			8,450	9,241
Reserves for unfunded commitments			506	602
Accrued expenses and other liabilities			14,433	11,271
Total liabilities			$2,072,703	$1,973,441

Commitments and Contingent Liabilities

Stockholders' Equity	2024	2023
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,186,147	17,806,995	182	178
Additional paid-in capital			127,063	125,209
Retained earnings			121,398	115,890
Accumulated other comprehensive (loss), net			(22,152)	(24,160)
Total stockholders' equity			$226,491	$217,117
Total liabilities and stockholders' equity			$2,299,194	$2,190,558
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$26,457	$24,986	$51,771	$48,382
Interest and dividends on securities held-to-maturity	2	1	3	3
Interest and dividends on securities available-for-sale	944	1,247	1,908	2,635
Dividends on restricted stock	168	125	344	371
Interest on deposits at other financial institutions	401	844	773	1,146
Total interest and dividend income	$27,972	$27,203	$54,799	$52,537
Interest Expense
Interest on deposits	$12,894	$12,012	$25,435	$20,793
Interest on federal funds purchased	2	—	2	11
Interest on short-term debt	1,147	546	2,384	2,816
Interest on subordinated notes	258	257	516	515
Total interest expense	$14,301	$12,815	$28,337	$24,135
Net Interest Income	$13,671	$14,388	$26,462	$28,402
Provision for credit losses	206	618	206	860
Net interest income after provision for credit losses	$13,465	$13,770	$26,256	$27,542
Noninterest Income
Service charges on deposit accounts	$278	$232	$539	$447
BOLI income	66	362	256	694
(Loss) income from minority membership interests	351	20	148	(781)
Loss on sale of securities available-for-sale	—	—	—	(4,592)
Other income	176	277	323	496
Total non-interest income (loss)	$871	$891	$1,266	$(3,736)
Noninterest Expenses
Salaries and employee benefits	$4,690	$5,092	$9,221	$10,107
Occupancy and equipment expense	515	610	1,037	1,238
Data processing and network administration	667	611	1,302	1,233
Internet banking and software expense	730	583	1,424	1,144
State franchise taxes	590	584	1,179	1,169
FDIC insurance	376	357	721	537
Marketing, business development and advertising	262	206	466	360
Loan related expenses	223	116	445	388
Director's fee	180	180	315	360
Core deposit intangible amortization	42	52	87	107
Other operating expenses	721	812	1,424	1,570
Total noninterest expenses	$8,996	$9,203	$17,621	$18,213
Net income before income tax expense	$5,339	$5,458	$9,901	$5,593
Income tax expense	1,184	1,225	4,406	739
Net income	$4,155	$4,233	$5,495	$4,854
Earnings per share, basic	$0.23	$0.24	$0.31	$0.28
Earnings per share, diluted	$0.23	$0.23	$0.30	$0.27
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$4,155	$4,233	$5,495	$4,854
Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of tax expense of $2 thousand for the three months ended June 30, 2024, and net of tax benefit of $(433) thousand for the six months ended June 30, 2024, and net of tax benefit of $(651) thousand for the three months ended June 30, 2023, and net of tax expense of $8 thousand for the six months ended June 30, 2023.	6	(2,307)	(1,538)	28
Unrealized gain on interest rate swaps, net of tax expense of $88 thousand and $1.0 million for the three and six months ended June 30, 2024, respectively, and net of tax expense of $1.2 million and $621 for the three and six months ended June 30, 2023, respectively.	315	4,407	3,546	2,195
Reclassification adjustment for securities losses realized in income, net of tax expense/benefit of $0 for the three and six months ended June 30, 2024, and $0 and $1.0 million for the three and six months ended June 30, 2023, respectively.	—	—	—	3,582
Total other comprehensive income	$321	$2,100	$2,008	$5,805
Total comprehensive income	$4,476	$6,333	$7,503	$10,659
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	2024	2023
Cash Flows From Operating Activities
Net income	$5,495	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	207
Provision for credit losses	206	860
Net amortization of premium of securities	118	213
Net accretion of deferred loan costs and fees	(260)	(849)
Net accretion of acquisition accounting adjustments	—	(421)
Loss on sale of available-for-sale investment securities	—	4,592
Loss (income) from minority membership interest	(148)	781
Amortization of subordinated debt issuance costs	13	27
Core deposits intangible amortization	87	107
Tax credits amortization	—	63
Equity-based compensation expense	369	650
BOLI income	(256)	(694)
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable, prepaid expenses and other assets	(842)	(5,756)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	3,773	854
Net cash provided by operating activities	$8,704	$5,488
Cash Flows From Investing Activities
(Increase) decrease in interest-bearing deposits at other financial institutions	$(101,860)	$7,577
Proceeds from sales of securities available-for-sale	—	35,778
Proceeds from redemptions of securities available-for-sale	7,340	10,899
Net redemption (purchase) of restricted stock	—	10,702
Net increase (decrease) in loans	(57,975)	(62,379)
Proceeds from surrender of bank-owned life insurance	47,774	—
Purchases of premises and equipment, net	(67)	(90)
Net cash provided by (used in) investing activities	$(104,788)	$2,487
Cash Flows From Financing Activities
Net (decrease) increase in noninterest-bearing, interest-bearing checking, savings, and money market deposits	$150,514	$(12,269)
Net increase in time deposits	(27,057)	270,142
(Decrease) increase in federal funds purchased	(469)	(30,000)
Net decrease in FHLB advances	(26,248)	(235,000)
Payments of withholdings taxes due to restricted stock vestings	(52)	(83)
Repurchase of shares of common stock	—	(1,448)
Common stock issuance	1,541	1,711
Net cash (used in) provided by financing activities	$98,229	$(6,947)
Net (decrease) increase in cash and cash equivalents	$2,146	$1,028
Cash and cash equivalents, beginning of year	8,042	7,253
Cash and cash equivalents, end of period	$10,188	$8,281
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	Shares	Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2022	17,475	$175		$123,886	$114,888		$(36,567)	$202,382
Net income	—	—		—	4,854		—	4,854
Impact of adoption of ASU 2016-13	—	—		—	(2,808)		—	(2,808)
Other comprehensive income	—	—		—	—		5,805	5,805
Repurchase of common stock	(116)	(1)		(1,447)	(12)		—	(1,460)
Common stock issuance for options exercised, net	360	4		1,707	—		—	1,711
Vesting of restricted stock grants, net	64	—		(83)	—		—	(83)
Stock-based compensation expense	—	—		650	—		—	650
Balance at June 30, 2023	17,783	$178		$124,713	$116,922		$(30,762)	$211,051
Balance at March 31, 2023	17,705	177	0	124,152	112,689	0	(32,862)	204,156
Net income	—	—		—	4,233		—	4,233
Other comprehensive income	—	—		—	—		2,100	2,100
Repurchase of common stock	(25)	—		(228)	—		—	(228)
Common stock issuance for options exercised, net	70	1		500	—		—	501
Vesting of restricted stock grants, net	33	—		(37)	—		—	(37)
Stock-based compensation expense	—	—		326	—		—	326
Balance at June 30, 2023	17,783	$178		$124,713	$116,922		$(30,762)	$211,051
Balance at December 31, 2023	17,807	178		125,209	115,890		(24,160)	217,117
Net income	—	—		—	5,495		—	5,495
Impact of adoption of ASU 2023-02	—	—		—	13		—	13
Other comprehensive income	—	—		—	—		2,008	2,008
Common stock issuance for options exercised	328	4		1,537	—		—	1,541
Vesting of restricted stock grants, net	51	—		(52)	—		—	(52)
Stock-based compensation expense	—	—		369	—		—	369
Balance at June 30, 2024	18,186	$182		$127,063	$121,398		$(22,152)	$226,491
Balance at March 31, 2024	17,904	179		125,712	117,243		(22,473)	220,661
Net income	—	—		—	4,155		—	4,155
Other comprehensive income	—	—		—	—		321	321
Common stock issuance for options exercised	258	3		1,142	—		—	1,145
Vesting of restricted stock grants, net	24	—		(25)	—		—	(25)
Stock-based compensation expense	—	—		234	—		—	234
Balance at June 30, 2024	18,186	$182		$127,063	$121,398		$(22,152)	$226,491
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
During the first quarter of 2024, the Company surrendered certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon their surrender, the Company received a cash payout and was required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(13)	$251
Total Held-to-maturity Securities	$264	$—	$(13)	$251
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,540)	$8,458
Securities of state and local municipalities tax exempt	1,000	—	(6)	994
Securities of state and local municipalities taxable	429	—	(59)	370
Corporate bonds	19,000	—	(2,535)	16,465
SBA pass-through securities	55	—	(5)	50
Mortgage-backed securities	164,123	—	(31,140)	132,983
Collateralized mortgage obligations	3,640	—	(796)	2,844
Total Available-for-sale Securities	$198,245	$—	$(36,081)	$162,164

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,528)	$8,470
Securities of state and local municipalities tax exempt	1,000	—	(3)	997
Securities of state and local municipalities taxable	453	—	(49)	404
Corporate bonds	20,204	—	(2,556)	17,648
SBA pass-through securities	62	—	(5)	57
Mortgage-backed securities	170,179	—	(29,237)	140,942
Collateralized mortgage obligations	3,809	—	(732)	3,077
Total Available-for-sale Securities	$205,705	$—	$(34,110)	$171,595
No allowance for credit losses was recognized as of June 30, 2024 and December 31, 2023 related to the Company's investment portfolio.
The Company had securities with a market value of $6.1 million pledged for secured borrowings at June 30, 2024. No securities were pledged as of December 31, 2023 for secured borrowings. The Company had securities of $10.6 million and $7.2 million pledged to secure public deposits at June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at June 30, 2024 and December 31, 2023, aggregated by credit quality indicator:

Held-to-Maturity: State maturity municipal and tax exempt	June 30, 2024	December 31, 2023
Aa3	$264	$264
Total	$264	$264
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023, respectively. One security was held as of June 30, 2024 for which the book value and fair value were equal and therefore neither an unrealized gain nor loss was reflected herein. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of June 30, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,458	$(1,540)	$8,458	$(1,540)
Securities of state and local municipalities tax exempt	—	—	994	(6)	994	(6)
Securities of state and local municipalities taxable	—	—	370	(59)	370	(59)
Corporate bonds	—	—	15,715	(2,535)	15,715	(2,535)
SBA pass-through securities	—	—	50	(5)	50	(5)
Mortgage-backed securities	—	—	132,983	(31,140)	132,983	(31,140)
Collateralized mortgage obligations	—	—	2,844	(796)	2,844	(796)
Total	$—	$—	$161,414	$(36,081)	$161,414	$(36,081)
Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,470	$(1,528)	$8,470	$(1,528)
Securities of state and local municipalities tax exempt	—	—	997	(3)	997	(3)
Securities of state and local municipalities taxable	—	—	404	(49)	404	(49)
Corporate bonds	—	—	16,898	(2,556)	16,898	(2,556)
SBA pass-through securities	—	—	57	(5)	57	(5)
Mortgage-backed securities	—	—	140,942	(29,237)	140,942	(29,237)
Collateralized mortgage obligations	—	—	3,077	(732)	3,077	(732)
Total	$—	$—	$170,845	$(34,110)	$170,845	$(34,110)

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
Corporate bonds: The unrealized losses on 13 of the investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.These investments do not carry a rating.
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
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at June 30, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2024
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After 3 months through 1 year	$—	$—	$1,000	$994
After 1 year through 5 years	264	251	3,092	2,831
After 5 years through 10 years	—	—	26,867	23,003
After 10 years	—	—	167,286	135,336
Total	$264	$251	$198,245	$162,164

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
For the six months ended June 30, 2024 and 2023, proceeds from principal repayments of securities were $6.3 million and $10.9 million, respectively. During the six months ended June 30, 2024 and 2023, proceeds from sales, calls and maturities of securities were $1.2 million and $35.8 million, respectively. There were no securities sold during the six months ended June 30, 2024 compared to $35.8 million during the six months ended June 30, 2023. There were no realized losses during the six months ended June 30, 2024 and realized losses of $4.6 million during the six months ended June 30, 2023.

Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type follows:

	June 30, 2024	December 31, 2023
Commercial real estate	$1,083,481	$1,091,633
Commercial and industrial	293,346	219,873
Commercial construction	164,736	147,998
Consumer real estate	339,146	363,317
Consumer nonresidential	6,220	5,743
	$1,886,929	$1,828,564
Less:
Allowance for credit losses	19,208	18,871
Loans, net	$1,867,721	$1,809,693

An analysis of the allowance for credit losses for the three and six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023 follows:
Allowance for Credit Losses
For the Three Months Ended June 30, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2024
Allowance for credit losses:
Beginning Balance, April 1	$10,051	$3,427	$1,473	$3,907	$60	$18,918
Charge-offs	—	—	—	—	(7)	(7)
Recoveries	—	—	—	—	12	12
Provision (reversal)	(65)	171	117	55	7	285
Ending Balance, June 30,	$9,986	$3,598	$1,590	$3,962	$72	$19,208
Allowance for Credit Losses
For the Six Months Ended June 30, 2024

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2024
Allowance for credit losses:
Beginning Balance, January 1	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	—	—	—	(11)	(11)
Recoveries	—	—	—	—	46	46
Provision (reversal)	(188)	213	165	140	(28)	302
Ending Balance, June 30,	$9,986	$3,598	$1,590	$3,962	$72	$19,208

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Allowance for Credit Losses
For the Three Months Ended June 30, 2023

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2023
Allowance for credit losses:
Beginning Balance, April 1	$11,324	$2,596	$1,698	$3,374	$66	$19,058
Charge-offs	—	(350)	—	—	(15)	(365)
Recoveries	—	2	—	—	7	9
Provision (reversal)	(202)	617	4	309	12	740
Ending Balance, June 30,	$11,122	$2,865	$1,702	$3,683	$70	$19,442
Allowance for Credit Losses
For the Six Months Ended June 30, 2023

	Commercial Real Estate		Commercial and Industrial		Commercial Construction		Consumer Real Estate		Consumer Nonresidential		Total
June 30, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777		$2,623		$1,499		$1,044		$97		$16,040
Impact of Adoption of ASC 326	498		452		70		1,856		(12)		2,864
Charge-offs	—		(350)		—		—		(15)		(365)
Recoveries	—		3		—		1		28		32
Provision (reversal)	(153)		137		133		782		(28)		871
Ending Balance, June 30,	$11,122	0	$2,865	0	$1,702	0	$3,683	0	$70	0	$19,442
Allowance for Credit Losses
For the Year Ended December 31, 2023

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	(53)	(350)	—	—	(15)	(418)
Recoveries	—	3	—	1	39	43
Provision (reversal)	(1,048)	657	(144)	921	(44)	342
Ending Balance	$10,174	$3,385	$1,425	$3,822	$65	$18,871

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$20,709	$—	$20,765	$—
Commercial and industrial	—	1,070	—	1,070
Commercial construction	—	—	—	—
Consumer real estate	1,265	—	654	—
Consumer nonresidential	—	—	—	—
Total	$21,974	$1,070	$21,419	$1,070
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of June 30, 2024:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$397,007	$69,480	$146,323	$208,558	$56,839	$17,699	$156,551	$—	$1,052,457
Special mention	8,302	—	2,013	—	—	—	—	—	10,315
Substandard	—	849	—	—	19,860	—	—	—	20,709
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$405,309	$70,329	$148,336	$208,558	$76,699	$17,699	$156,551	$—	$1,083,481
Commercial and Industrial
Grade:
Pass	$32,224	$3,687	$9,780	$49,686	$39,170	$57,516	$99,938	$—	$292,001
Special mention	—	—	—	—	—	—	275	—	275
Substandard	—	—	—	884	—	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$32,224	$3,687	$9,780	$50,570	$39,170	$57,516	$100,399	$—	$293,346
Commercial Construction
Grade:
Pass	$8,951	$—	$6,180	$—	$—	$—	$149,605	$—	$164,736
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$8,951	$—	$6,180	$—	$—	$—	$149,605	$—	$164,736
Consumer Real Estate
Grade:
Pass	$40,192	$4,651	$27,419	$183,507	$51,606	$572	$29,879	$—	$337,826
Special mention	—	—	—	—	—	—	55	—	55
Substandard	107	—	—	749	—	—	409	—	1,265
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$40,299	$4,651	$27,419	$184,256	$51,606	$572	$30,343	$—	$339,146
Consumer Nonresidential
Grade:
Pass	$595	$4	$1	$30	$115	$87	$5,388	$—	$6,220
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$595	$4	$1	$30	$115	$87	$5,388	$—	$6,220
Total Recorded Investment	$487,378	$78,671	$191,716	$443,414	$167,590	$75,874	$442,286	$—	$1,886,929

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of December 31, 2023:

	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$341,765	$82,924	$70,564	$147,252	$211,786	$57,422	$153,838	$—	$1,065,551
Special mention	1,268	1,361	—	2,688	—	—	—	—	5,317
Substandard	—	—	849	—	—	19,916	—	—	20,765
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$343,033	$84,285	$71,413	$149,940	$211,786	$77,338	$153,838	$—	$1,091,633
Commercial and Industrial
Grade:
Pass	$9,997	$2,285	$6,296	$13,623	$54,784	$42,034	$88,926	$—	$217,945
Special mention	—	—	—	76	—	—	782	—	858
Substandard	—	—	—	—	884	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$9,997	$2,285	$6,296	$13,699	$55,668	$42,034	$89,894	$—	$219,873
Commercial Construction
Grade:
Pass	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Consumer Real Estate
Grade:
Pass	$35,240	$8,196	$8,914	$28,848	$196,678	$51,767	$32,963	$—	$362,606
Special mention	—	—	—	—	—	—	57	—	57
Substandard	108	—	—	—	—	—	546	—	654
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$35,348	$8,196	$8,914	$28,848	$196,678	$51,767	$33,566	$—	$363,317
Consumer Nonresidential
Grade:
Pass	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Total Recorded Investment	$400,186	$94,766	$86,630	$198,694	$464,168	$172,025	$412,095	$—	$1,828,564

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Total Loan Portfolio - As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Grade:
Pass	$1,853,240	$1,799,843
Special mention	10,645	6,232
Substandard	23,044	22,489
Doubtful	—	—
Loss	—	—
Total Recorded Investment	$1,886,929	$1,828,564
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2024, the Company had $10.6 million in loans identified as special mention, an increase from $6.2 million at December 31, 2023. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2024, the Company had $23.0 million in loans identified as substandard, an increase of $555 thousand from December 31, 2023. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At June 30, 2024, an individually assessed allowance for credit losses totaling $679 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at June 30, 2024 and December 31, 2023:

As of June 30, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,824	$442	$—	$2,266	$1,080,366	$849	$1,083,481
Commercial and industrial	—	—	—	—	292,276	1,070	293,346
Commercial construction	—	—	—	—	164,736	—	164,736
Consumer real estate	240	—	—	240	337,641	1,265	339,146
Consumer nonresidential	14	2	3	19	6,201	—	6,220
Total	$2,078	$444	$3	$2,525	$1,881,220	$3,184	$1,886,929

As of December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,115	$—	$—	$1,115	$1,089,669	$849	$1,091,633
Commercial and industrial	51	1,387	—	1,438	218,249	186	219,873
Commercial construction	2,569	391	—	2,960	145,038	—	147,998
Consumer real estate	1,300	—	134	1,434	361,229	654	363,317
Consumer nonresidential	—	—	6	6	5,737	—	5,743
Total	$5,035	$1,778	$140	$6,953	$1,819,922	$1,689	$1,828,564
The following presents nonaccrual loans as of June 30, 2024 and December 31, 2023:

As of June 30, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$34
Commercial and industrial	—	1,070	1,070	42
Commercial construction	—	—	—	—
Consumer real estate	1,265	—	1,265	—
Consumer nonresidential	—	—	—	—
Total	$2,114	$1,070	$3,184	$76

As of December 31, 2023	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$37
Commercial and industrial	—	186	186	19
Commercial construction	—	—	—	—
Consumer real estate	654	—	654	53
Consumer nonresidential	—	—	—	—
Total	$1,503	$186	$1,689	$109
There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2024 and December 31, 2023, respectively.
There were no overdrafts and $147 thousand of overdrafts at June 30, 2024 and December 31, 2023, respectively, which have been reclassified from deposits to loans. At June 30, 2024 and December 31, 2023, loans with a carrying value of $520.0 million and $530.2 million were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").

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
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three and six months ended June 30, 2024, and 2023, respectively.
As of June 30, 2024, the reserve for unfunded commitments decreased to $506 thousand from $602 million at December 31, 2023.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for credit losses - loans	$285	$740	$302	$871
Provision for (reversal of) credit losses - unfunded commitments	(79)	(122)	(96)	(11)
Total provision for credit losses	$206	$618	$206	$860

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2024 and December 31, 2023. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of June 30, 2024 and December 31, 2023, the Company had entered into 17 interest rate swap agreements which were collateralized by $30 thousand in cash.
The notional amount and fair value of the Company's derivative financial instruments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$81,509	$4,201
Pay Fixed/Receive Variable Swaps	81,509	(4,201)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2023
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,483	$2,853
Pay Fixed/Receive Variable Swaps	82,483	(2,853)
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
At June 30, 2024 and December 31, 2023, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	June 30, 2024	December 31, 2023
Notional amount	$250,000	$250,000
Weighted average pay rate	3.25%	3.25%
Weighted average receive rate	5.33%	5.34%
Weighted average maturity in years	3.53 years	4.03 years
Unrealized gain relating to interest rate swaps	$7,459	$2,915
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At June 30, 2024 and December 31, 2023, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2024 and December 31, 2023, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.
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
At June 30, 2024 and December 31, 2023, the following financial instruments were outstanding which contract amounts represent credit risk:

	June 30, 2024	December 31, 2023
Commitments to grant loans	$35,773	$36,650
Unused commitments to fund loans and lines of credit	172,449	215,892
Commercial and standby letters of credit	25,805	26,024
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
The Company maintains its cash accounts with the Federal Reserve Board of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $1.2 million and $41 thousand at June 30, 2024 and December 31, 2023, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At June 30, 2024, 146,342 shares were available to grant under the Plan.
No options were granted during the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, there were 94,270 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and six months ended June 30, 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
A summary of option activity under the Plan as of June 30, 2024, and changes during the six months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2024	1,174,131	$7.14	1.30	$—
Granted	—	—
Exercised	(434,133)	5.84
Forfeited or expired	—	—
Outstanding and Exercisable at June 30, 2024	$739,998	$—	1.21	$3,143,163
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on changes in the market value of the Company's stock.
As of June 30, 2024, all outstanding options of the Plan were fully vested. Tax benefits recognized for qualified and non-qualified stock option exercises for the three months ended June 30, 2024 and for the three months ended June 30, 2023 totaled $257 thousand and $479 thousand, respectively.Tax benefits recognized in the income statement for share-based compensation arrangements during the six months ended June 30, 2024 and 2023 totaled $0 thousand and $479 thousand, respectively.
There were no restricted stock units granted during the six months ended June 30, 2024. There were 9,438 restricted stock units granted during the six months ended June 30, 2023. For the six months ended June 30, 2024, there were 12,199 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant. There were 7,190 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant during the six months ended June 30, 2023.
A summary of the Company's restricted stock unit activity for the six months ended June 30, 2024 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	179,115	$14.30
Granted	—	—
Vested	(61,854)	14.34
Forfeited	(15,677)	1.96
Balance at June 30, 2024	101,584	$14.32
The compensation cost that has been charged to income for the Plan totaled $234 thousand and $326 thousand for the three months ended June 30, 2024 and 2023, respectively. The compensation costs totaled $369 million and $650 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 23 months.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 7. Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with fair value measurements and disclosures topic of FASB Accounting Standards Codification ("ASC") 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (exit price). Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
Derivative: The Company has loan interest rate swap derivatives and interest rate swap derivatives on certain time deposits and borrowings, which the latter are designated as cash flow hedges. These derivatives are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements at June 30, 2024 Using
	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,458	$—	$8,458	$—
Securities of state and local municipalities tax exempt	994	—	994	—
Securities of state and local municipalities taxable	370	—	370	—
Corporate bonds	16,465	—	16,465	—
SBA pass-through securities	50	—	50	—
Mortgage-backed securities	132,983	—	132,983	—
Collateralized mortgage obligations	2,844	—	2,844	—
Total Available-for-Sale Securities	$162,164	$—	$162,164	$—
Derivative assets - interest rate swaps	$4,201	$—	$4,201	$—
Derivative assets - cash flow hedge	7,459	—	7,459	—
Liabilities
Derivative liabilities - interest rate swaps	$4,201	$—	$4,201	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2023 Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,470	$—	$8,470	$—
Securities of state and local municipalities tax exempt	997	—	997	—
Securities of state and local municipalities taxable	404	—	404	—
Corporate bonds	17,648	—	17,648	—
SBA pass-through securities	57	—	57	—
Mortgage-backed securities	140,942	—	140,942	—
Collateralized mortgage obligations	3,077	—	3,077	—
Total Available-for-Sale Securities	$171,595	$—	$171,595	$—
Derivative assets - interest rate swaps	$2,853	$—	$2,853	$—
Derivative assets - cash flow hedge	2,915	—	2,915	—
Liabilities
Derivative liabilties - interest rate swaps	$2,853	$—	$2,853	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At June 30, 2024 and December 31, 2023 all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial and industrial	$394	$—	$—	$394
Total Collateral-dependent loans	$394	$—	$—	$394

		Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$849	$—	$—	$849
Commercial and industrial	396	—	—	396
Total Collateral-dependent loans	$1,245	$—	$—	$1,245
The following tables display quantitative information about Level 3 Fair Value Measurements for June 30, 2024 and December 31, 2023:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial and industrial	$394	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2023
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$849	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$396	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2024 and December 31, 2023. Fair values as of June 30, 2024 and December 31, 2023 are estimated under the exit price notion.

		Fair Value Measurements as of June 30, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,226	$10,226	$—	$—
Interest-bearing deposits at other institutions	154,359	154,359	—	—
Securities held-to-maturity	264	—	251	—
Securities available-for-sale	162,164	—	162,164	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,867,721	—	—	1,765,182
Bank owned life insurance	9,078	—	9,078	—
Accrued interest receivable	10,828	—	10,828	—
Derivative assets - interest rate swaps	4,201	—	4,201	—
Derivative assets - cash flow hedge	7,459	—	7,459	—

Financial liabilities:
Checking	$1,005,010	$—	$1,005,010	$—
Savings and money market	439,198	—	439,198	—
Time deposits	274,684	—	274,408	—
Wholesale deposits	249,860	—	248,976	—
FHLB advances	57,000	—	57,000	—
Subordinated notes	19,652	—	19,610	—
Accrued interest payable	3,910	—	3,910	—
Derivative liabilities - interest rate swaps	4,201	—	4,201	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2023 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,042	$8,042	$—	$—
Interest-bearing deposits at other institutions	52,480	52,480	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	171,595	—	171,595	—
Restricted stock	9,488	—	9,488	—
Loans, net	1,809,693	—	—	1,725,785
Bank owned life insurance	56,823	—	56,823	—
Accrued interest receivable	10,321	—	10,321	—
Derivative assets - interest rate swaps	2,853	—	2,853	—
Derivative assets - cash flow hedge	2,915	—	2,915	—

Financial liabilities:
Checking	$973,195	$—	$973,195	$—
Savings and money market	320,498	—	320,498	—
Time deposits	306,349	—	306,733	—
Wholesale deposits	245,250	—	245,216	—
FHLB advances	85,000	—	85,000	—
Subordinated notes	19,620	—	18,565	—
Accrued interest payable	2,415	—	2,415	—
Derivative liabilities - interest rate swaps	2,853	—	2,853	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of June 30, 2024 and 2023, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 28,495 anti-dilutive shares for the three and six months ended June 30, 2024 and there were 54,132 anti-dilutive shares for the three and six months ended June 30, 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

(average shares are in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$4,155	$4,233	$5,495	$4,854

Weighted average - basic shares	18,001	17,711	17,915	17,644
Effect of dilutive securities, restricted stock units and options	341	348	415	534
Weighted average - diluted shares	18,342	18,059	18,330	18,178

Basic EPS	$0.23	$0.24	$0.31	$0.28
Diluted EPS	$0.23	$0.23	$0.30	$0.27
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2024 and 2023 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	2024
Three Months Ended June 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(28,020)	$5,547	$(22,473)
Net unrealized gains during the period	6	315	321
Other comprehensive (loss) income, net of tax	6	315	321
Balance, end of period	$(28,014)	$5,862	$(22,152)

	2024
Six Months Ended June 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains during the period	(1,538)	3,546	2,008
Other comprehensive (loss) income, net of tax	(1,538)	3,546	2,008
Balance, end of period	$(28,014)	$5,862	$(22,152)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	2023
Three Months Ended June 30, 2023	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(34,009)	$1147	$(32,862)
Net unrealized gains during the period	(2,307)	4,407	2,100
Net reclassification adjustment for losses realized in income	—	—	—
Other comprehensive income (loss), net of tax	(2,307)	4,407	2,100
Balance, end of period	$(36,316)	$5,554	$(30,762)

	2023
Six Months Ended June 30, 2023	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3359	$(36,567)
Net unrealized gains during the period	28	2,195	2,223
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive income, net of tax	3,610	2,195	5,805
Balance, end of period	$(36,316)	$5,554	$(30,762)
There were no gains for the three months ended June 30, 2023, that were reclassified from AOCI into income. During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million that was reclassified from AOCI into income. There were no gains or losses that were reclassified from AOCI into income for the three and six months ended June 30, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Note 10.     Subordinated Notes
On October 13, 2020, the Company completed the private placement of $20.0 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at 3-month Secured Overnight Financing Rate (SOFR) plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes were structured to qualify as Tier 2 capital for regulatory purposes.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$278	$232	$539	$447
Fees, Exchange, and Other Service Charges	106	84	179	171
Other income	31	23	55	77
Noninterest Income (in-scope of Topic 606)	415	339	773	695
Noninterest Income (out-scope of Topic 606)	456	552	492	(4,431)
Total Non-interest (Loss) Income	$871	$891	$1,266	$(3,736)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the three and six months ended June 30, 2024 or 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 12. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$24,916	$22,691
Income taxes	—	2,360
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	(1,979)	4,628
Unrealized (loss) gain on interest rate swaps	(4,545)	2,816
Adoption of CECL accounting standard	—	(2,808)
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	397
Adoption of Investment accounting standard	13	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2024 and December 31, 2023 and the results of our operations for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

•Our involvement, from time to time, in legal proceedings and examination and remedial actions by regulators; and

•potential exposure to fraud, negligence, computer theft and cyber-crime, and our ability to maintain the security of our data processing and information technology systems.

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

While our methodology in establishing the ACL attributes portions of a combined reserve to multiple elements, we believe that the combined allowance for credit losses (which is inclusive of the reserve for unfunded commitments) represents the most appropriate coverage metric for loss absorption purposes.

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

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of June 30, 2024, we had one security classified as held-to-maturity with an amortized cost basis of $264 thousand with the remainder of the securities portfolio held as available-for-sale.

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

Results of Operations— Three and Six Months Ended June 30, 2024 and 2023
Overview
We recorded net income of $4.2 million, or $0.23 diluted earnings per share, for each of the three months ended June 30, 2024 and 2023.
Net interest income decreased $717 thousand, or 5%, to $13.7 million for the three months ended June 30, 2024, compared to $14.4 million for the same period of 2023. Provision of credit losses of $206 thousand was recorded for the three months ended June 30, 2024, compared to $618 thousand for the same period of 2023. Noninterest income was $871 thousand and $891 thousand for the three months ended June 30, 2024 and 2023, respectively. Noninterest expense was $9.0 million for the three months ended June 30, 2024, compared to $9.2 million for the three months ended June 30, 2023, a decrease of $207 thousand, or 2%.
The annualized return on average assets for the three months ended June 30, 2024 and 2023 was 0.77% and 0.73%, respectively. The annualized return on average equity for the three months ended June 30, 2024 and 2023 was 7.42% and 8.17%, respectively.
For the six months ended June 30, 2024, we recorded net income of $5.5 million, or $0.30 diluted earnings per share, compared to net income of $4.9 million, or $0.27 diluted earnings per share for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 includes the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense. Additionally, net income for the six months ended June 30, 2023 included sales of available-for-sale investment securities, which resulted in a pre-tax loss totaling $4.6 million.
Net interest income for the six months ended June 30, 2024 was $26.5 million, compared to $28.4 million for the same period in 2023, a decrease of $1.9 million, or 7%. Provision for credit losses for the six months ended June 30, 2024 was $206 thousand, compared to $860 thousand for the same period of 2023. Non-interest income was $1.3 million compared to a loss of $3.7 million for the six months ended June 30, 2024 and 2023, respectively. Noninterest expense was $17.6 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $592 thousand, or 3%.
Commercial bank operating earnings, which exclude the nonrecurring taxes on the surrender of our BOLI policies recorded during the first quarter of 2024 and the after-tax losses on the sale of investment securities available-for-sale recorded during the first quarter 2023, for the three months ended June 30, 2024 and June 30, 2023 were each $4.2 million. For the six months ended June 30, 2024 and June 30, 2023, commercial bank operating earnings were $7.9 million and $8.4 million, respectively.

Diluted commercial bank operating earnings per share for the three months ended June 30, 2024 and June 30, 2023 were each $0.23. For the six months ended June 30, 2024 and 2023, diluted commercial bank operating earnings per share were $0.43 and $0.46, respectively.
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

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,
	2024	2023
Net income (as reported)	$4,155	$4,232
Non-GAAP Commercial Bank Operating Earnings	$4,155	$4,232
Earnings per share - basic (GAAP net income)	$0.23	$0.24
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.23	$0.24
Earnings per share - diluted (GAAP net income)	$0.23	$0.23
Adjusted Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.23	$0.23
Return on average assets (GAAP net income)	0.77%	0.73%
Adjusted Return on average assets (non‑GAAP core bank operating earnings)	0.77%	0.73%
Return on average equity (GAAP net income)	7.42%	8.17%
Adjusted Return on average equity (non‑GAAP core bank operating earnings)	7.42%	8.17%

	For the Six Months Ended June 30,
	2024	2023
Net income (as reported)	$5,495	$4,854
Add: Loss on sale of available-for-sale investment securities	—	4,592
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	2,386	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	—	(1,010)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$7,881	$8,436
Earnings per share - basic (GAAP net income)	$0.31	$0.28
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.20
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.44	$0.48
Earnings per share - diluted (GAAP net income)	$0.30	$0.27
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.19
Adjusted Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.43	$0.46
Return on average assets (GAAP net income)	0.51%	0.42%
Adjusted Non-GAAP expenses including provision for income taxes	0.22%	0.32%
Adjusted Return on average assets (non‑GAAP core bank operating earnings)	0.73%	0.74%
Return on average equity (GAAP net income)	4.95%	4.70%
Adjusted Non-GAAP expenses including provision for income taxes	2.15%	3.47%
Adjusted Return on average equity (non‑GAAP core bank operating earnings)	7.10%	8.17%

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2024 and 2023.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,087,064	$13,795	5.08%	$1,119,042	$13,541	4.84%
Commercial and industrial	253,485	5,022	7.92%	197,130	3,735	7.58%
Commercial construction	162,711	2,918	7.17%	156,471	2,814	7.19%
Consumer real estate	347,180	4,116	4.74%	360,161	4,241	4.71%
Warehouse facilities	26,000	483	7.44%	28,910	512	7.06%
Consumer nonresidential	5,902	123	8.34%	6,099	143	9.36%
Total loans(1)	1,882,342	26,457	5.62%	1,867,813	24,986	5.35%

Investment securities(2)(3)	211,630	1,115	2.10%	288,987	1,375	1.90%
Interest-bearing deposits at other financial institutions	29,459	401	5.48%	66,781	844	5.07%
Total interest‑earning assets and interest income	$2,123,431	$27,973	5.27%	$2,223,581	$27,205	4.89%

Non-interest‑earning assets:
Cash and due from banks	7,553			6,930
Premises and equipment, net	979			1,152
Accrued interest and other assets	57,755			96,656
Allowance for credit losses	(18,932)			(19,068)
Total assets	$2,170,786			$2,309,251

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$549,071	$4,622	3.39%	$531,440	$3,546	2.68%
Savings and money markets	334,627	3,081	3.70%	245,306	1,289	2.11%
Time deposits	286,910	3,104	4.35%	393,877	3,563	3.63%
Wholesale deposits	249,846	2,087	3.36%	377,126	3,614	3.84%
Total interest ‑ bearing deposits	1,420,454	12,894	3.65%	1,547,748	12,012	3.11%

Other borrowed funds	99,758	1,150	4.63%	57,176	546	3.83%
Subordinated notes, net of issuance costs	19,639	257	5.27%	19,583	257	5.27%
Total interest‑bearing liabilities and interest expense	$1,539,851	$14,301	3.74%	$1,624,507	$12,815	3.16%
Non-interest‑bearing liabilities:
Demand deposits	378,280			454,299
Other liabilities	28,740			23,146
Common stockholders' equity	223,914			207,299
Total liabilities and stockholders' equity	$2,170,786			$2,309,251
Net interest income and net interest margin		$13,672	2.59%		$14,390	2.60%
________________________

(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $388 thousand and $422 thousand for the quarters ended June 30, 2024 and 2023, respectively.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for June 30, 2024 and June 30, 2023.
(3)The average balances for investment securities includes restricted stock.
The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Rate and Volume Analysis
For the Three Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(387)	$641	$254
Commercial and industrial	1,068	219	1,287
Commercial construction	113	(9)	103
Consumer residential	(153)	28	(125)
Warehouse facilities	(52)	23	(29)
Consumer nonresidential	(5)	(15)	(20)
Total loans(1)	584	887	1,471

Investment securities(2)	(366)	105	(260)
Deposits at other financial institutions and federal funds sold	(474)	31	(444)

Total interest income	(256)	1,023	767

Interest expense:

Interest - bearing deposits:
Interest checking	104	972	1,076
Savings and money markets	466	1,326	1,792
Time deposits	(974)	515	(459)
Wholesale deposits	(1,229)	(298)	(1,527)
Total interest - bearing deposits	(1,633)	2,515	883

Other borrowed funds	405	199	604
Subordinated notes, net of issuance costs	(2)	2	—
Total interest expense	(1,230)	2,716	1,486

Net interest income	$972	$(1,691)	$(721)
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for June 30, 2024 and June 30, 2023.

Net interest income totaled $13.7 million, a decrease of $717 thousand, or 5%, for the three months ended June 30, 2024, compared to June 30, 2023. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy, coupled with the need to meet intense competition from market area banks, brokerages, other financial institutions and the U.S. Treasury.
Average earning assets decreased $100.2 million to $2.12 billion during the second quarter of 2024 as compared to $2.22 billion for the same period of 2023, which was primarily related to the sales of investment securities available-for-sale that were completed during 2023, decreasing the average balances of our investment securities by $77.4 million.
Interest income for the three months ended June 30, 2024 increased $769 thousand, or 3%, to $28.0 million from $27.2 million for the three months ended June 30, 2023. Loan interest income during the second quarter of 2024 increased $1.5 million, or 6%, as compared to the year ago quarter due to both an increase in loan volume and an increase in yields earned on the loan portfolio. The year ago 2023 quarter included recovered loan interest of $338 thousand from an impaired loan that was fully recovered. Income from investment securities decreased $259 thousand for the three months ended June 30, 2024 compared to the same period of 2023, primarily as a result of the sales of investment securities executed during 2023. Interest income from deposits at other financial institutions decreased $443 thousand to $401 thousand for the second quarter of 2024 as compared to the second quarter of 2023, which was primarily due to lower average balances.
Average interest-bearing deposits decreased $127.3 million to $1.42 billion for the three months ended June 30, 2024 compared to $1.55 billion for the three months ended June 30, 2023, primarily as a result of a decrease in wholesale deposits. Average wholesale deposits decreased $127.3 million to $249.8 million for the three months ended June 30, 2024 compared to $377.1 million for the same period in 2023. Average non-interest-bearing deposits decreased $76.0 million to $378.3 million for the three months ended June 30, 2024 compared to $454.3 million for the same period in 2023. Average other borrowed funds, which primarily include federal funds purchased and advances from the Federal Home Loan Bank of Atlanta ("FHLB"), increased $42.6 million to $99.8 million for the three months ended June 30, 2024 compared to $57.2 million for the three months ended June 30, 2023.
Interest expense for the three months ended June 30, 2024 increased $1.5 million to $14.3 million, or 12%, from $12.8 million for the three months ended June 30, 2023. Deposit interest expense for the second quarter of 2024 increased $882 thousand compared to the year ago quarter primarily as a result of increased interest rates on interest-bearing deposits. Interest expense on other borrowed funds increased $604 thousand for the three months ended June 30, 2024 compared to the same period in 2023.
Our net interest margin, on a tax equivalent basis, for the three months ended June 30, 2024 and 2023 was 2.59% and 2.60%, respectively. The yield on interest-earning assets increased 38 basis points to 5.27% for the three months ended June 30, 2024, compared to 4.89% for the same period of 2023. The average yield of the loan portfolio for the three months ended June 30, 2024 and 2023 was 5.62% and 5.35%, respectively, an increase of 27 basis points. The cost of interest-bearing deposits increased 54 basis points to 3.65% for the three months ended June 30, 2024, compared to 3.11% for the same period of 2023, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes non-interest-bearing deposits) was 2.88% for the three months ended June 30, 2024 compared to 2.41% for the three months ended June 30, 2023. Cost of other borrowed funds increased 80 basis points to 4.63% for the three months ended June 30, 2024 compared to 3.83% for the three months ended June 30, 2023.
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
Supplemental Financial Data and Reconciliations to GAAP Financial Measures
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
GAAP Financial Measurements:
Interest income:
Loans	$26,457	$24,986	$51,771	$48,382
Deposits at other financial institutions and federal funds sold	401	844	773	1,146
Investment securities available‑for‑sale	944	1,247	1,908	2,635
Investment securities held‑to‑maturity	2	1	3	3
Dividend on Restricted stock	168	125	344	371
Total interest income	27,972	27,203	54,799	52,537
Interest expense:
Interest‑bearing deposits	12,894	12,012	25,435	20,793
Other borrowed funds	1,407	803	2,902	3,342
Total interest expense	14,301	12,815	28,337	24,135
Net interest income	$13,671	$14,388	$26,462	$28,402
Non‑GAAP Financial Measurements:
Add: Tax benefit on tax‑exempt interest income - securities	1	2	4	3
Total tax benefit on interest income	$1	$2	$4	$3
Tax equivalent net interest income	$13,672	$14,390	$26,466	$28,405
Net interest margin on a tax-equivalent basis	2.59%	2.60%	2.53%	2.60%

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2024 and 2023.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Six months ended June 30, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,089,076	$27,356	5.02%	$1,108,700	$26,221	4.73%
Commercial and industrial	240,816	9,383	7.79%	200,160	7,183	7.18%
Commercial construction	157,622	5,670	7.19%	155,010	5,453	7.04%
Consumer real estate	353,033	8,557	4.85%	352,728	8,289	4.71%
Warehouse facilities	15,266	571	7.49%	26,471	934	7.06%
Consumer nonresidential	5,801	234	8.07%	6,424	302	9.41%
Total loans(1)	1,861,614	51,771	5.56%	1,849,493	48,382	5.23%

Investment securities(2)(3)	213,325	2,259	2.12%	308,072	3,012	1.96%
Interest-bearing deposits at other financial institutions	28,496	773	5.46%	46,606	1,146	4.96%
Total interest‑earning assets and interest income	$2,103,435	$54,803	5.21%	$2,204,172	$52,540	4.77%

Non-interest‑earning assets:
Cash and due from banks	5,880			5,874
Premises and equipment, net	978			1,180
Accrued interest and other assets	73,739			95,670
Allowance for credit losses	(18,907)			(18,061)
Total assets	$2,165,125			$2,288,835

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$524,497	$8,565	3.28%	$525,637	$6,461	2.48%
Savings and money markets	317,499	5,589	3.54%	268,867	2,763	2.07%
Time deposits	293,891	6,310	4.32%	347,972	5,742	3.33%
Wholesale deposits	277,619	4,971	3.60%	314,706	5,827	3.73%
Total interest ‑ bearing deposits	1,413,506	25,435	3.62%	1,457,182	20,793	2.88%

Other borrowed funds	103,794	2,387	4.62%	143,735	2,827	3.97%
Subordinated notes, net of issuance costs	19,632	514	5.27%	19,577	515	5.30%
Total interest‑bearing liabilities and interest expense	$1,536,932	$28,336	3.71%	$1,620,494	$24,135	3.00%
Non-interest‑bearing liabilities:
Demand deposits	379,199			437,161
Other liabilities	27,015			24,768
Common stockholders' equity	221,979			206,412
Total liabilities and stockholders' equity	$2,165,125			$2,288,835
Net interest income and net interest margin		$26,468	2.53%		$28,405	2.60%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $792 thousand and $921 thousand for the six months ended June 30, 2024 and 2023, respectively.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for June 30, 2024 and June 30, 2023.
(3)The average balances for investment securities includes restricted stock.

The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2024.
Rate and Volume Analysis
For the Six months ended June 30, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(444)	$1,579	$1,135
Commercial and industrial	1,459	741	2,200
Commercial construction	93	124	216
Consumer residential	25	243	268
Warehouse facilities	(396)	33	(363)
Consumer nonresidential	(29)	(39)	(68)
Total loans(1)	$708	$2,681	$3,388

Investment securities(2)	$(929)	$173	$(755)
Deposits at other financial institutions and federal funds sold	(451)	71	(373)

Total interest income	$(672)	$2,935	$2,263

Interest expense:

Interest - bearing deposits:
Interest checking	$(15)	$2,119	2,104
Savings and money markets	500	2,326	2,825
Time deposits	(897)	1,465	568
Wholesale deposits	(689)	(167)	(856)
Total interest - bearing deposits	$(1,101)	$5,741	$4,640

Other borrowed funds	(775)	335	(440)
Subordinated notes, net of issuance costs	—	(1)	1
Total interest expense	$(1,876)	$6,075	$4,202

Net interest income	$1,204	$(3,140)	$(1,937)
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for June 30, 2024 and June 30, 2023.

Net interest income for the six months ended June 30, 2024 and June 30, 2023, was $26.5 million and $28.4 million, respectively, a decrease of $1.9 million, or 7%. The decrease in net interest income is primarily due to an increase in funding costs, which have increased significantly over the last 12 months.
Average earning assets decreased $100.7 million to $2.10 billion during the six months ended June 30, 2024 as compared to $2.20 billion for the same period of 2023, which is primarily related to our sales of investment securities available-for-sale completed during 2023.
Interest income for the six months ended June 30, 2024 increased $2.3 million to $54.8 million from $52.5 million for the six months ended June 30, 2023. Loan interest income during the first half of 2024 increased $3.4 million as compared to the year ago six month period primarily as a result of the increase in yields earned on the loan portfolio. Income from investment securities decreased $754 thousand for the six months ended June 30, 2024 compared to the same period of 2023, primarily as a result of the sales of investment securities executed during 2023. Income from deposits at other financial institutions decreased $373 thousand year-over-year, as excess liquidity was used to fund loan originations and paydown costly wholesale fundings.

Total average interest-bearing deposits decreased $43.7 million to $1.41 billion for the six months ended June 30, 2024 compared to $1.46 billion for the six months ended June 30, 2023. Average noninterest-bearing deposits decreased $58.0 million to $379.2 million for the six months ended June 30, 2024 compared to $437.2 million for the same period of 2023. Average wholesale deposits decreased $37.1 million to $277.6 million for the six months ended June 30, 2024 compared to $314.7 million for the same period in 2023. Average other borrowed funds, which include federal funds purchased and FHLB advances, decreased $40.0 million to $103.8 million at June 30, 2024 compared to $143.7 million at June 30, 2023.

Interest expense for the six months ended June 30, 2024 increased $4.2 million to $28.3 million from $24.1 million for the six months ended June 30, 2023. Deposit interest expense for the year-to-date period of 2024 increased $4.6 million compared to the year ago six month period primarily as a result of increased interest rates paid on deposits.

Our net interest margin, on a tax equivalent basis, for the six months ended June 30, 2024 and 2023 was 2.53% and 2.60% respectively. The decrease in our net interest margin was primarily a result of the increase in the cost of our interest-bearing liabilities during 2024 compared to 2023, a result of the increased interest rate environment. The yield on interest-earning assets increased 44 basis points to 5.21% for the six months ended June 30, 2024, compared to 4.77% for the same period of 2023. The average yield of the loan portfolio for the six month periods ended June 30, 2024 and 2023 was 5.56% and 5.23%, respectively, an increase of 33 basis points. The cost of interest-bearing deposits increased 74 basis points to 3.62% for the six months ended June 30, 2024, compared to 2.88% for the same period of 2023, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.84% for the six months ended June 30, 2024 compared to 2.20% for the same six month period of 2023. Cost of other borrowed funds increased 65 basis points to 4.62% for the six months ended June 30, 2024 compared to 3.97% for the six months ended June 30, 2023.

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
We recorded a provision for credit losses of $206 thousand for each of the three and six months ended June 30, 2024 compared to $618 thousand and $860 thousand for the three and six months ended June 30, 2023. The allowance for credit losses was $19.2 million and $18.9 million at June 30, 2024 and at December 31, 2023, respectively. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 1.02% at both June 30, 2024 and December 31, 2023.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Nonperforming loans for the three months ended June 30, 2024 totaled $3.2 million, or 0.13% of total assets, compared to $1.8 million, or 0.08%, of total assets at December 31, 2023. We had no other real estate owned at June 30, 2024 and at December 31, 2023. We recorded net recoveries of $5 thousand during the second quarter of 2024 compared to net charge-offs of $356 thousand for same period of 2023. For the six months ended June 30, 2024 and 2023, we recorded net recoveries of $35 thousand and net charge-offs of $333 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for noninterest income for the three and six months ended June 30, 2024 and 2023.
Noninterest Income
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$278	$232	$46	19.8%	$539	$447	$92	20.6%
Fees on loans	38	169	(131)	(77.5)%	87	246	(159)	(64.6)%
BOLI income	66	362	(296)	(81.8)%	256	694	(438)	(63.1)%
Income (loss) from minority membership interest	351	20	331	1655.0%	148	(781)	929	(119.0)%
Loss on sale of available-for-sale securities	—	—	—	—%	—	(4,592)	4,592	(100.0)%
Other fee income	138	108	30	27.8%	236	250	(14)	(5.6)%
Total noninterest income (loss)	$871	$891	$(20)	(2.2)%	$1,266	$(3,736)	$5,002	(133.9)%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income was $871 thousand for the three months ended June 30, 2024 compared to $891 thousand for same period of 2023. For the six months ended June 30, 2024, we recorded noninterest income of $1.3 million compared to a loss of $3.7 million for same period of 2023.
We recorded income from our minority membership interest in ACM, totaling $351 thousand and $148 thousand for the three and six months ended June 30, 2024, compared to income of $20 thousand and loss of $781 thousand for the three and six months ended June 30, 2023.
Fee income from loans was $38 thousand for the three months ended June 30, 2024, compared to $169 thousand for the same period of 2023, which included income from back-to-back loan swap transactions entered into during the second quarter of 2023. Service charges on deposits was $278 thousand for the three months ended June 30, 2024, compared to $232 thousand for the same period of 2023. Income from BOLI decreased to $66 thousand for the three months ended June 30, 2024 as compared to $362 thousand for the three months ended June 30, 2023, a result of surrendering our BOLI policies during the first quarter of 2024.
Fee income from loans was $87 thousand for the six months ended June 30, 2024, compared to $246 thousand for the same period of 2023. Service charges on deposits was $539 thousand for the six months ended June 30, 2024, compared to $447 thousand for the same period of 2023, an increase of $93 thousand, or 21%. Income from BOLI decreased to $256 thousand for the six months ended June 30, 2024 as compared to $694 thousand for the six months ended June 30, 2023, a result of surrendering our BOLI policies during the first quarter of 2024.

Noninterest Expense
The following table reflects the components of noninterest expense for the three and six months ended June 30, 2024 and 2023.
Noninterest Expense
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$4,690	$5,092	$(402)	(7.9)%	$9,221	$10,107	$(886)	(8.8)%
Occupancy expense	515	610	(95)	(15.6)%	1,037	1,238	(201)	(16.2)%
Internet banking and software expense	730	583	147	25.2%	1,424	1,144	280	24.5%
Data processing and network administration	667	611	56	9.2%	1,302	1,233	69	5.6%
State franchise taxes	590	584	6	1.0%	1,179	1,169	10	0.9%
Audit, legal and consulting fees	228	247	(19)	(7.7)%	471	431	40	9.3%
Loan related expenses	223	116	107	92.2%	445	388	57	14.7%
FDIC insurance	376	357	19	5.3%	721	537	184	34.3%
Marketing, business development and advertising	262	206	56	27.2%	466	360	106	29.4%
Director fees	180	180	—	—%	315	360	(45)	(12.5)%
Postage, courier and telephone	50	47	3	6.4%	94	96	(2)	(2.1)%
Core deposit intangible amortization	42	52	(10)	(19.2)%	87	107	(20)	(18.7)%
Tax credit amortization	—	32	(32)	(100.0)%	—	63	(63)	(100.0)%
Other operating expenses	443	486	(43)	(8.8)%	859	980	(121)	(12.3)%
Total noninterest expense	$8,996	$9,203	$(207)	(2.2)%	$17,621	$18,213	$(592)	(3.3)%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.0 million and $9.2 million for the three months ended June 30, 2024 and 2023, respectively.
Salaries and benefits expense decreased $402 thousand to $4.7 million for the three months ended June 30, 2024 compared to $5.1 million for the same period in 2023, a result of reduced staffing through process improvement resulting from the use of improved technologies. Occupancy expense decreased by $95 thousand, primarily as a result of the office space reduction efforts that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $147 thousand for the three months ended June 30, 2024 to $730 thousand, as compared to $583 thousand for the same period in 2023, a result of the implementation of enhanced customer software solutions. In addition, loan related expenses increased $107 thousand for the three months ended June 30, 2024 compared to the same period in 2023, a result of recovered loan legal expenses recorded during 2023.
Noninterest expense was $17.6 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively. Salaries and benefits expense decreased $886 thousand to $9.2 million for the six months ended June 30, 2024 compared to $10.1 million for the same period in 2023, which was primarily related to reduced staffing for the six months ended June 30, 2024 compared to the same period of 2023. Occupancy expense decreased by $201 thousand for the six months ended June 30, 2024 as compared to the same period of 2023, which was primarily related to the office space reduction initiatives that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $280 thousand for the six months ended June 30, 2024 to $1.4 million, compared to $1.1 million for the same period in 2023, a result of the implementation of enhanced customer software solutions during 2023. Lastly, Federal Deposit Insurance Corporation ("FDIC") insurance premium expense increased

$184 thousand for the six months ended June 30, 2024 compared to the same period in 2023, primarily a result of a decrease in wholesale deposits, which increased the calculation base during 2023.
Income Taxes
We recorded a provision for income tax expense of $1.2 million for each of the three months ended June 30, 2024 and June 30, 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 22.2% and 22.4%, respectively.
For the six months ended June 30, 2024 and 2023, provision for income taxes was $4.4 million and $739 thousand, respectively. Provision for income taxes for the six months ended June 30, 2024 includes $2.4 million in taxes and penalties related to the surrender of our BOLI policies. Provision for income taxes for the six months ended June 30, 2023 were decreased as a result of the losses recorded on the sale of investment securities available-for-sale during 2023.
Discussion and Analysis of Financial Condition
Overview
At June 30, 2024, total assets were $2.30 billion, an increase of 5.0%, or $108.6 million, from $2.19 billion at December 31, 2023. Investment in debt securities were $162.4 million at June 30, 2024, a decrease of $9.4 million, from $171.9 million at December 31, 2023. Total deposits increased 7%, or $123.5 million, to $1.97 billion at June 30, 2024, from $1.85 billion at December 31, 2023. From time to time, we may utilize other funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at June 30, 2024 and December 31, 2023. The Bank had FHLB advances outstanding of $50.0 million and $85.0 million at June 30, 2024 and December 31, 2023, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.7 million and $19.6 million at June 30, 2024 and December 31, 2023.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.89 billion at June 30, 2024 and $1.83 billion at December 31, 2023, an increase of $58.4 million, or 3%. During the second quarter of 2024, commercial loan originations totaled $41.1 million with a weighted average rate of 8.38%, loan renewals totaled $15.4 million with a weighted average rate of 8.95%, and repayments of loans totaled $42.5 million with a weighted average rate of 6.39%.
Commercial real estate loans totaled $1.08 billion and $1.09 billion at June 30, 2024 and December 31, 2023, and were approximately 57% and 60% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $204.5 million at June 30, 2024 compared to $212.9 million at December 31, 2023. Nonowner-occupied commercial real estate loans were $879.0 million at June 30, 2024 compared to $878.7 million at December 31, 2023. Commercial construction loans totaled $164.7 million at June 30, 2024, compared to $148.0 million at December 31, 2023 and comprised of 8% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 393% of our total risk based capital at June 30, 2024. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
The following table presents the composition of our loans receivable portfolio at June 30, 2024 and December 31, 2023.

Loans Receivable
At June 30, 2024 and December 31, 2023
(Dollars in thousands)

	June 30, 2024	December 31, 2023
Commercial real estate	$1,083,481	$1,091,633
Commercial and industrial	293,346	219,873
Commercial construction	164,736	147,998
Consumer real estate	339,146	363,317
Consumer nonresidential	6,220	5,743

Total loans, net of fees	1,886,929	1,828,564

Less:
Allowance for credit losses on loans	19,208	18,871

Loans receivable, net	$1,867,721	$1,809,693

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $3.2 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively, an increase of $1.4 million. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had specific reserves totaling $679 thousand and $676 thousand at June 30, 2024 and December 31, 2023, respectively. Our ratio of nonperforming loans to total assets was 0.13% and 0.08% at June 30, 2024 and December 31, 2023, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the quarter ended June 30, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2024, we had $10.6 million in loans identified as special mention, an increase of $4.4 million from December 31, 2023. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The increase from December 31, 2023 was driven by one loan that was downgraded to special mention during the second quarter of 2024, offset by several loans that were upgraded and paid off. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At June 30, 2024 and December 31, 2023, we had $23.0 million in loans identified as substandard, an increase of $555 thousand from December 31, 2023. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2024, specific reserves totaling $679 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral.
At December 31, 2023, we downgraded an owner-occupied commercial real estate loan totaling $19.9 million to substandard due to concerns regarding the financial condition of this borrower’s parent company. Subsequent to the quarter ended June 30, 2024, the parent company obtained long term financing, strengthening its overall financial condition. As a result, we have upgraded this loan to a pass rating.
We recorded annualized net charge-offs to average loans receivable of 0.00% for the six months ended June 30, 2024, compared to 0.04% for the six months ended June 30, 2023. For the six months ended June 30, 2024, we have recorded net recoveries totaling $35 thousand, compared to net charge-offs of $333 thousand for the comparable six month period of 2023. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At June 30, 2024 and December 31, 2023
(Dollars in thousands)

	June 30, 2024	December 31, 2023
Nonperforming assets:
Nonaccrual loans, gross	$3,184	$1,689
Loans contractually past‑due 90 days or more and still accruing	3	140
Total nonperforming loans (NPLs)	$3,187	$1,829
Total nonperforming assets (NPAs)	$3,187	$1,829

NPLs/Total Assets	0.14%	0.08%
NPAs/Total Assets	0.14%	0.08%
Allowance for credit losses on loans/NPLs	602.56%	1,031.77%
We are closely and proactively monitoring the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.08 billion, or 57% of total loans, at June 30, 2024 and $1.09 billion, or 60% of total loans, at December 31, 2023. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $136.4 million, or 7% of total loans, and retail shopping centers totaling $260.8 million, or 14% of total loans, at June 30, 2024. Loans secured by multi-family commercial properties totaled $178.2 million, or 9% of total loans, at June 30, 2024.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at June 30, 2024 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	69%	6	$7,476	46%	4	$3,717	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	—	$—	$11,193
Office, Class B	45%	34	12,143	45%	29	57,324		—	—	69,467
Office, Class C	53%	8	5,138	39%	8	1,902		1	873	7,913
Office, Medical	39%	7	1,155	47%	7	41,514		1	5,129	47,798
Subtotal		55	$25,912		48	$104,457		2	$6,002	$136,371	7%

Retail- Neighborhood/Community Shop		—	$—	44%	30	$81,612	Prince George's County, Maryland, Fairfax County, Virginia and Montgomery County, MD	2	$11,376	92,988
Retail- Restaurant	57%	9	8,088	44%	16	26,456		—	—	34,544
Retail- Single Tenant	58%	5	1,963	41%	20	35,691		—	—	37,654
Retail- Anchored,Other	—%	0	—	52%	13	42,957		—	—	42,957
Retail- Grocery-anchored		—	—	46%	8	51,455		1	1,247	52,702
Subtotal		14	$10,051		87	$238,171		3	$12,623	$260,845	14%

Multi-family, Class A (Market)		—	$—	—%	1	$—	Washington, D.C., Baltimore City, Maryland and Richmond City, Virginia	1	$1,026	$1,026
Multi-family, Class B (Market)		—	—	62%	21	78,360		—	—	78,360
Multi-family, Class C (Market)		—	—	55%	58	71,355		2	7,047	78,402
Multi-Family-Affordable Housing		—	—	52%	10	16,360		1	4,034	20,394
Subtotal		—	$—		90	$166,075		4	$12,107	$178,182	9%

Industrial	51%	41	$67,883	47%	38	$125,223	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland	1	$1,041	$194,147
Warehouse	51%	14	18,451	27%	8	9,399		—	—	27,850
Flex	50%	15	18,436	54%	14	56,226		2	—	74,662
Subtotal		70	$104,770		60	$190,848		3	$1,041	$296,659	16%

Hotels		—	$—	43%	9	$51,873		1	$6,481	$58,354	3%
Mixed Use	45%	10	5,945	60%	36	66,146		—	—	72,091	4%

Land			$—			$—		26	$53,660	$53,660	3%
1- 4 family construction			$—			$—		22	49,265	49,265	3%
Other (including net deferred fees)			$57,844			$61,389			$23,556	142,789	8%
Total commercial real estate and construction loans, net of fees, at June 30, 2024			$204,522			$878,959			$164,735	$1,248,216	65%
Total commercial real estate and construction loans, net of fees, at December 31, 2023			$212,889			$878,744			$147,998	$1,239,631	68%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, reflecting only one classified delinquency at June 30, 2024. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At June 30, 2024 and December 31, 2023, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
Allowance for Credit Losses on Loans
For the Three Months Ended and at June 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended June 30,
	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	(348)	(0.08)%
Consumer residential	—	—%	—	—%
Consumer nonresidential	5	—%	(8)	—%
Total	$5	—%	$(356)	(0.08)%
Average loans outstanding during the period	$1,882,342		$1,867,813

	For the Six Months Ended June 30,
	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	(347)	(0.04)%
Consumer residential	—	—%	1	—%
Consumer nonresidential	35	—%	13	—%
Total	$35	—%	$(333)	(0.04)%
Average loans outstanding during the period	$1,861,614		$1,849,493

			June 30,
			2024	2023
Allowance for credit losses to loans receivable, net of fees			1.02%	1.02%

Allocation of the Allowance for Credit Losses on Loans
At June 30, 2024 and December 31, 2023
(Dollars in thousands)

	2024		2023
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,986	51.99%	$10,174	59.88%
Commercial and industrial	3,598	18.73%	3,385	12.07%
Commercial construction	1,590	8.28%	1,425	8.13%
Consumer residential	3,962	20.63%	3,822	19.61%
Consumer nonresidential	72	0.37%	65	0.31%
Total allowance for credit losses	$19,208	100.00%	$18,871	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at June 30, 2024 and December 31, 2023 totaled $264 thousand at both dates, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $162.2 million at June 30, 2024, a decrease of $9.4 million, or 5%, from $171.6 million at December 31, 2023, due to principal repayments of $7.4 million during the first half-year of 2024 and a decrease in the market value of the investment securities portfolio totaling $2.0 million at June 30, 2024.
As of June 30, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $10.6 million and $7.2 million at June 30, 2024 and December 31, 2023, respectively. Investment securities that were pledged to secure Federal Reserve Bank of Richmond ("FRB") borrowings totaled $6.1 million at June 30, 2024 and none at December 31, 2023.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of June 30, 2024, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance was recognized for our investment securities portfolio as of June 30, 2024.
We hold restricted investments in equities of the FRB and FHLB. At June 30, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2023, we owned $3.6 million in FRB stock and $5.8 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at June 30, 2024 and December 31, 2023.
Investment Securities by Stated Yields
At June 30, 2024 and December 31, 2023
(Dollars in thousands)

	At June 30, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.26	4.09	—	4.41
Mortgaged‑backed securities	—	2.11	3.23	1.59	1.60
Total available‑for‑sale securities	3.00%	4.51%	3.31%	1.59%	1.88%
Total investment securities	3.00%	4.34%	3.31%	1.59%	1.88%

	At December 31, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.59	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.35	4.09	—	4.40
Mortgaged‑backed securities	—	2.11	3.22	1.60	1.61
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.89%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.89%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the six months ended June 30, 2024 and 2023:
Average Deposit Balance
For the six months ended June 30, 2024 and 2023

(Dollars in thousands)	June 30, 2024		June 30, 2023
Non-interest-bearing demand	$379,199	21.15%	$437,161	23.08%
Interest-bearing deposits
Interest checking	524,497	29.26%	525,637	27.75%
Savings and money markets	317,499	17.71%	268,867	14.19%
Certificate of deposits, $100,000 to $249,999	89,145	4.97%	81,470	4.30%
Certificate of deposits, $250,000 or more	204,746	11.42%	266,502	14.07%
Wholesale deposits	277,619	15.49%	314,706	16.61%
Total	$1,792,705	100.00%	$1,894,343	100.00%
Total deposits increased $123.5 million, or 7%, to $1.97 billion at June 30, 2024 from $1.85 billion at December 31, 2023. Non-interest-bearing deposits were $373.8 million at June 30, 2024, or 19% of total deposits. At June 30, 2024, core deposits, which exclude wholesale deposits, increased $118.9 million from December 31, 2023, or 7%. Time deposits decreased $31.7 million, or 16%, to $274.7 million at June 30, 2024 from December 31, 2023, and were 16% of core deposits.
Wholesale deposits were $249.9 million at June 30, 2024 compared to $245.3 million at December 31, 2023, an increase of $4.6 million, or 2%. Wholesale deposits are partially fixed at a weighted average rate of 3.40% as we have executed $200.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2024 and December 31, 2023, we had $255.4 million and $254.1 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of June 30, 2024, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $643.9 million, or 32.7%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at June 30, 2024.
Certificates of Deposit Greater than $250,000
At June 30, 2024
(Dollars in thousands)

June 30, 2024
Three months or less	$34,573
Over three months through six months	26,107
Over six months through twelve months	19,219
Over twelve months	83,891
$163,790
Other borrowed funds, which include federal funds purchased, FHLB advances and Bank Term Funding Program ("BTFP") borrowings, were $57.0 million at June 30, 2024 compared to $85.0 million at December 31, 2023, a decrease of $28.0 million, or 33%. Subordinated debt, net of unamortized issuance costs, totaled $19.7 million and $19.6 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, we did not have any federal funds purchased. During the first quarter of 2024, we borrowed $7.0 million from the BTFP. We did not access this facility during 2023. FHLB advances totaled $50.0 million and $85.0 million, respectively. All of our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs. The weighted average rate of these FHLB advances are 3.60% and 3.21% at June 30, 2024 and December 31, 2023, respectively.
Total wholesale funding (which includes wholesale deposits, BTFP, and FHLB advances) decreased $23.4 million, or 7%, during 2024 to $306.9 million from $330.3 million at December 31, 2023.
Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
Stockholders' equity at June 30, 2024 was $226.5 million, an increase of $9.4 million, compared to $217.1 million at December 31, 2023. Net income for the period ended June 30, 2024 contributed $5.5 million to the increase in stockholder's equity. Accumulated other comprehensive loss decreased $2.0 million during the period ended June 30, 2024, which is primarily related to the improvement in the market value of our interest rate swaps.
Total stockholders' equity to total assets for June 30, 2024 and December 31, 2023 were each 9.9%. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2024 and December 31, 2023 was $12.04 and $11.77, respectively.
As noted above, regulatory capital levels for the Bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.
As the Company is a bank holding company with less than $3.00 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”), it is not currently subject to risk-

based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio" ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10.00 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2024 and December 31, 2023.
The following tables shows the minimum capital requirements and our capital position at June 30, 2024 and December 31, 2023 for the Bank.
Bank Capital Components
At June 30, 2024 and December 31, 2023
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2024
Total risk-based capital	$267,956	14.13%	$199,057	>	10.50%	$189,578	>	10.00%
Tier 1 risk-based capital	248,242	13.09%	161,141	>	8.50%	151,662	>	8.00%
Common equity tier 1 capital	248,242	13.09%	132,704	>	7.00%	123,226	>	6.50%
Leverage capital ratio	248,242	11.31%	86,612	>	4.00%	108,264	>	5.00%
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	>	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	>	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	>	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	>	4.00%	112,302	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At June 30, 2024 and December 31, 2023
(Dollars in thousands, except per share data)

	2024	2023
Total stockholders' equity (GAAP)	$226,491	$217,117
Less: goodwill and intangibles, net	(7,497)	(7,585)
Tangible Common Equity (non-GAAP)	$218,994	$209,532

Book value per common share (GAAP)	$12.45	$12.19
Less: intangible book value per common share	(0.41)	(0.42)
Tangible book value per common share (non-GAAP)	$12.04	$11.77
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of June 30, 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank increased to 32.7% of total deposits from 31.1% at December 31, 2023.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $326.7 million at June 30, 2024, or 14% of total assets, an increase from $232.1 million, or 11% of total assets, at December 31, 2023. As of June 30, 2024 and December 31, 2023, $16.7 million and $7.2 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits and BTFP.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At June 30, 2024
(Dollars in millions)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130	$541
FRB discount window secured borrowings (2)	—	161
BTFP (3)	7	7
Unsecured federal fund purchase lines	—	185
Total	$137	$894
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
At June 30, 2024 and December 31, 2023, unused commitments to fund loans and lines of credit totaled $208.2 million and $252.5 million, respectively. Commercial and standby letters of credit totaled $25.8 million at June 30, 2024 and $26.0 million at December 31, 2023, respectively.

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
No shares were purchased during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 13, 2024	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)