Form 10-Q
period 2024-09-30
FVCBankcorp, Inc.
filed 2024-11-13
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,204,455 shares of common stock, par value $0.01 per share, outstanding as of November 13, 2024

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
September 30, 2024 and December 31, 2023
(In thousands, except share data)

			September 30, 2024	December 31, 2023
			(Unaudited)
Assets
Cash and due from banks			$10,051	$8,042
Interest-bearing deposits at other financial institutions			167,575	52,480
Securities held-to-maturity (fair value of $260 thousand and $252 thousand at September 30, 2024 and December 31, 2023, respectively), net of allowance for credit losses of $0 and $0 at September 30, 2024 and December 31, 2023, respectively.			265	264
Securities available-for-sale, at fair value			165,031	171,595
Restricted stock, at cost			8,186	9,488
Loans, net of allowance for credit losses of $19.1 million and $18.9 million at September 30, 2024 and December 31, 2023, respectively			1,855,879	1,809,693
Premises and equipment, net			866	997
Accrued interest receivable			10,688	10,321
Prepaid expenses			3,993	3,506
Deferred tax assets, net			14,482	14,823
Goodwill and intangibles, net			7,457	7,585
Bank owned life insurance			9,148	56,823
Operating lease right-of-use assets			7,097	8,395
Other assets			32,564	36,546
Total assets			$2,293,282	$2,190,558
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$357,028	$396,724
Interest-bearing checking			615,839	576,471
Savings and money market			491,496	320,498
Time deposits			246,527	306,349
Wholesale deposits			249,877	245,250
Total deposits			$1,960,767	$1,845,292

Other borrowed funds			$57,000	$85,000
Subordinated notes, net of issuance costs			19,666	19,620
Accrued interest payable			3,313	2,415
Operating lease liabilities			7,727	9,241
Reserves for unfunded commitments			510	602
Accrued expenses and other liabilities			13,469	11,271
Total liabilities			$2,062,452	$1,973,441

Commitments and Contingent Liabilities

Stockholders' Equity	2024	2023
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,204,455	17,806,995	182	178
Additional paid-in capital			127,302	125,209
Retained earnings			126,067	115,890
Accumulated other comprehensive (loss), net			(22,721)	(24,160)
Total stockholders' equity			$230,830	$217,117
Total liabilities and stockholders' equity			$2,293,282	$2,190,558
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$27,381	$25,243	$79,152	$73,625
Interest and dividends on securities held-to-maturity	1	2	4	4
Interest and dividends on securities available-for-sale	915	1,217	2,823	3,852
Dividends on restricted stock	134	89	477	461
Interest on deposits at other financial institutions	802	876	1,575	2,022
Total interest and dividend income	$29,233	$27,427	$84,031	$79,964
Interest Expense
Interest on deposits	$14,199	$13,799	$39,634	$34,592
Interest on federal funds purchased	—	—	2	11
Interest on short-term debt	563	35	2,947	2,851
Interest on subordinated notes	257	258	773	773
Total interest expense	$15,019	$14,092	$43,356	$38,227
Net Interest Income	$14,213	$13,335	$40,675	$41,737
Provision (Release of) credit losses	(200)	(729)	6	132
Net interest income after provision for credit losses	$14,413	$14,064	$40,669	$41,605
Noninterest Income
Service charges on deposit accounts	$301	$284	$841	$731
BOLI income	70	373	326	1,067
(Loss) income from minority membership interests	278	(650)	426	(1,431)
Loss on sale of securities available-for-sale	—	—	—	(4,592)
Other income	166	218	488	714
Total non-interest income (loss)	$815	$225	$2,081	$(3,511)
Noninterest Expenses
Salaries and employee benefits	$4,852	$5,267	$14,073	$15,374
Occupancy and equipment expense	465	547	1,502	1,785
Data processing and network administration	727	601	2,029	1,834
Internet banking and software expense	706	660	2,130	1,804
State franchise taxes	589	584	1,768	1,753
FDIC insurance	360	431	1,081	968
Marketing, business development and advertising	281	167	747	527
Loan related (benefit)/expenses	241	(189)	686	199
Director's fee	150	180	465	540
Core deposit intangible amortization	40	50	127	157
Other operating expenses	784	750	2,208	2,320
Total noninterest expenses	$9,195	$9,048	$26,816	$27,261
Net income before income tax expense	$6,033	$5,241	$15,934	$10,833
Income tax expense	1,364	1,202	5,770	1,941
Net income	$4,669	$4,039	$10,164	$8,892
Earnings per share, basic	$0.26	$0.23	$0.56	$0.50
Earnings per share, diluted	$0.25	$0.22	$0.55	$0.49
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$4,669	$4,039	$10,164	$8,892
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of tax expense of $1,446 for the three months ended September 30, 2024, and net of tax expense of $1,012 for the nine months ended September 30, 2024, and net of tax (benefit) of ($1,987) for the three months ended September 30, 2023, and net of tax (benefit) of ($1,979) for the nine months ended September 30, 2023	5,127	(7,046)	3,590	(7,018)
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) of ($1,607) and ($607) for the three and nine months ended September 30, 2024, respectively, and net of tax expense of $839 thousand and $1,458 thousand for the three and nine months ended September 30, 2023, respectively.	(5,696)	2,974	(2,151)	5,169
Reclassification adjustment for securities losses realized in income, net of tax expense/benefit of $0 and $0 for the three and nine months ended September 30, 2024, respectively, and $0 and $1,010 for the three and nine months ended September 30, 2023, respectively.	—	—	—	3,582
Total other comprehensive income (loss)	$(569)	$(4,072)	$1,439	$1,733
Total comprehensive income (loss)	$4,100	$(33)	$11,603	$10,625
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	2024	2023
Cash Flows From Operating Activities
Net income	$10,164	$8,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215	306
Provision for credit losses	6	132
Net amortization of premium of securities	180	322
Net accretion of deferred loan costs and fees	(992)	(1,349)
Net accretion of acquisition accounting adjustments	—	(421)
Loss on sale of available-for-sale investment securities	—	4,592
Loss (income) from minority membership interest	(426)	1,431
Amortization of subordinated debt issuance costs	13	41
Core deposits intangible amortization	127	157
Tax credits amortization	—	95
Equity-based compensation expense	620	909
BOLI income	(326)	(1,067)
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable, prepaid expenses and other assets	2,311	(9,626)
Increase in accrued interest payable, accrued expenses and other liabilities	1,492	7,326
Net cash provided by operating activities	$13,384	$11,740
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(115,095)	$(15,140)
Proceeds from sales or maturity of securities available-for-sale	1,200	35,778
Proceeds from repayments of securities available-for-sale	9,784	16,814
Net redemption of restricted stock	1,302	7,867
Net increase (decrease) in loans	(45,200)	(7,571)
Proceeds from surrender of bank-owned life insurance	47,774	—
Purchases of premises and equipment, net	(125)	(133)
Net cash provided by (used in) investing activities	$(100,360)	$37,615
Cash Flows From Financing Activities
Net increase in non-maturing deposits	$170,670	$9,926
Net (decrease) increase in time deposits	(55,195)	155,876
Redemption of subordinated debt, net	32	—
Decrease in federal funds purchased	—	(30,000)
Net decrease in FHLB advances	(28,000)	(185,000)
Payments of withholdings taxes due to restricted stock vestings	(178)	(113)
Repurchase of shares of common stock	—	(1,448)
Common stock issuance	1,656	1,711
Net cash (used in) provided by financing activities	$88,985	$(49,048)
Net increase in cash and cash equivalents	$2,009	$307
Cash and cash equivalents, beginning of year	8,042	7,253
Cash and cash equivalents, end of period	$10,051	$7,560
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	Shares	Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2022	17,475	$175		$123,886	$114,888		$(36,567)	$202,382
Net income	—	—		—	8,892		—	8,892
Impact of adoption of ASU 2016-13	—	—		—	(2,808)		—	(2,808)
Other comprehensive income	—	—		—	—		1,733	1,733
Repurchase of common stock	(116)	(1)		(1,447)	(12)		—	(1,460)
Common stock issuance for options exercised, net	360	4		1,707	—		—	1,711
Vesting of restricted stock grants, net	83	—		(113)	—		—	(113)
Stock-based compensation expense	—	—		909	—		—	909
Balance at September 30, 2023	17,802	$178		$124,942	$120,960		$(34,834)	$211,246
Balance at June 30, 2023	17,783	178	0	124,713	116,922	0	(30,762)	211,051
Net income	—	—		—	4,039		—	4,039
Other comprehensive loss	—	—		—	—		(4,072)	(4,072)
Repurchase of common stock	—	—		—	(1)		—	(1)
Vesting of restricted stock grants, net	19	—		(30)	—		—	(30)
Stock-based compensation expense	—	—		259	—		—	259
Balance at September 30, 2023	17,802	$178		$124,942	$120,960		$(34,834)	$211,246
Balance at December 31, 2023	17,807	178		125,209	115,890		(24,160)	217,117
Net income	—	—		—	10,164		—	10,164
Impact of adoption of ASU 2023-02	—	—		—	13		—	13
Other comprehensive income	—	—		—	—		1,439	1,439
Common stock issuance for options exercised	346	4		1,652	—		—	1,656
Vesting of restricted stock grants, net	51	—		(179)	—		—	(179)
Stock-based compensation expense	—	—		620	—		—	620
Balance at September 30, 2024	18,204	$182		$127,302	$126,067		$(22,721)	$230,830
Balance at June 30, 2024	18,186	182		127,063	121,398		(22,152)	226,491
Net income	—	—		—	4,669		—	4,669
Other comprehensive loss	—	—		—	—		(569)	(569)
Common stock issuance for options exercised	18	—		116	—		—	116
Vesting of restricted stock grants, net	—	—		(127)	—		—	(127)
Stock-based compensation expense	—	—		250	—		—	250
Balance at September 30, 2024	18,204	$182		$127,302	$126,067		$(22,721)	$230,830
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
On August 31, 2021, the Bank made an investment in Atlantic Coast Mortgage, LLC ("ACM") for $20.4 million. As a result of this investment, the Bank obtained a 28.7% ownership interest in ACM. The investment is accounted for using the equity method of accounting. In addition, the Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanant financing line, and has developed portfolio mortgage products to diversify the Bank's held for investment loan portfolio.
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
Recently Adopted Accounting Developments
In March 2023, FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Bank on January 1, 2024. The Company recorded an adjustment of $13 thousand to shareholders' equity as of January 1, 2024.
In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 was effective for the Company on January 1, 2024. ASU 2022-03 resulted in no material impact to the Company's consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$265	$—	$(5)	$260
Total Held-to-maturity Securities	$265	$—	$(5)	$260
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,154)	$8,844
Securities of state and local municipalities tax exempt	1,000	—	(2)	998
Securities of state and local municipalities taxable	416	—	(48)	368
Corporate bonds	19,000	—	(2,548)	16,452
SBA pass-through securities	48	—	(3)	45
Mortgage-backed securities	160,517	—	(25,078)	135,439
Collateralized mortgage obligations	3,561	—	(676)	2,885
Total Available-for-sale Securities	$194,540	$—	$(29,508)	$165,031

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,528)	$8,470
Securities of state and local municipalities tax exempt	1,000	—	(3)	997
Securities of state and local municipalities taxable	453	—	(49)	404
Corporate bonds	20,204	—	(2,556)	17,648
SBA pass-through securities	62	—	(5)	57
Mortgage-backed securities	170,179	—	(29,237)	140,942
Collateralized mortgage obligations	3,809	—	(732)	3,077
Total Available-for-sale Securities	$205,705	$—	$(34,110)	$171,595
No allowance for credit losses was recognized as of September 30, 2024 and December 31, 2023 related to the Company's investment portfolio.
The Company had securities with a market value of $6.3 million pledged for secured borrowings at September 30, 2024. No securities were pledged as of December 31, 2023 for secured borrowings. The Company had securities of $45.2 million and $7.2 million pledged to secure public deposits at September 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at September 30, 2024 and December 31, 2023, aggregated by credit quality indicator:

Held-to-Maturity: State maturity municipal and tax exempt	September 30, 2024	December 31, 2023
Aa3	$265	$264
Total	$265	$264
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of September 30, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,844	$(1,154)	$8,844	$(1,154)
Securities of state and local municipalities tax exempt	—	—	998	(2)	998	(2)
Securities of state and local municipalities taxable	—	—	368	(48)	368	(48)
Corporate bonds	649	(101)	15,803	(2,447)	16,452	(2,548)
SBA pass-through securities	—	—	45	(3)	45	(3)
Mortgage-backed securities	—	—	135,439	(25,078)	135,439	(25,078)
Collateralized mortgage obligations	—	—	2,885	(675)	2,885	(675)
Total	$649	$(101)	$164,383	$(29,407)	$165,031	$(29,508)
Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,470	$(1,528)	$8,470	$(1,528)
Securities of state and local municipalities tax exempt	—	—	997	(3)	997	(3)
Securities of state and local municipalities taxable	—	—	404	(49)	404	(49)
Corporate bonds	—	—	16,898	(2,556)	16,898	(2,556)
SBA pass-through securities	—	—	57	(5)	57	(5)
Mortgage-backed securities	—	—	140,942	(29,237)	140,942	(29,237)
Collateralized mortgage obligations	—	—	3,077	(732)	3,077	(732)
Total	$—	$—	$170,845	$(34,110)	$170,845	$(34,110)
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
Corporate bonds: The unrealized losses on 14 of the investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. These investments do not carry a rating.
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
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at September 30, 2024 and December 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2024
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
3 months or less	$—	$—	$1,000	$998
After 1 year through 5 years	265	260	3,083	2,895
After 5 years through 10 years	—	—	26,818	23,281
After 10 years	—	—	163,639	137,857
Total	$265	$260	$194,540	$165,031
For the nine months ended September 30, 2024 and 2023, principal repayments of securities totaled $11.1 million and $16.6 million, respectively. For the nine months ended September 30, 2024 and 2023, proceeds from sales, calls and maturities of securities were $1.2 million and $35.8 million, respectively. There were no securities sold during the nine

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
months ended September 30, 2024 compared to $35.8 million during the nine months ended September 30, 2023. There were no realized gains or losses during the nine months ended September 30, 2024 and realized gross losses totaled $4.6 million during the nine months ended September 30, 2023.

Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type follows:

	September 30, 2024	December 31, 2023
Commercial real estate	$1,062,978	$1,091,633
Commercial and industrial	299,598	219,873
Commercial construction	173,806	147,998
Consumer real estate	331,713	363,317
Consumer nonresidential	6,851	5,743
	$1,874,946	$1,828,564
Less:
Allowance for credit losses	19,067	18,871
Loans, net	$1,855,879	$1,809,693

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023 follows:
Allowance for Credit Losses
For the Three Months Ended September 30, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2024
Allowance for credit losses:
Beginning Balance, July 1	$9,986	$3,598	$1,590	$3,962	$72	$19,208
Charge-offs	—	—	—	—	(14)	(14)
Recoveries	—	—	—	—	77	77
Provision (reversal)	(217)	58	94	(72)	(67)	(204)
Ending Balance September 30,	$9,769	$3,656	$1,684	$3,890	$68	$19,067
Allowance for Credit Losses
For the Nine Months Ended September 30, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2024
Allowance for credit losses:
Beginning Balance, January 1	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	—	—	—	(25)	(25)
Recoveries	—	—	—	—	123	123
Provision (reversal)	(405)	271	259	68	(95)	98
Ending Balance, September 30,	$9,769	$3,656	$1,684	$3,890	$68	$19,067

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Allowance for Credit Losses
For the Three Months Ended September 30, 2023

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2023
Allowance for credit losses:
Beginning Balance, July 1	$11,122	$2,865	$1,702	$3,683	$70	$19,442
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	7	7
Provision (reversal)	(483)	(184)	(53)	124	(4)	(600)
Ending Balance, September 30,	$10,639	$2,681	$1,649	$3,807	$73	$18,849
Allowance for Credit Losses
For the Nine Months Ended September 30, 2023

	Commercial Real Estate		Commercial and Industrial		Commercial Construction		Consumer Real Estate		Consumer Nonresidential		Total
September 30, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777		$2,623		$1,499		$1,044		$97		$16,040
Impact of Adoption of ASC 326	498		452		70		1,856		(12)		2,864
Charge-offs	—		(350)		—		—		(15)		(365)
Recoveries	—		3		—		1		35		39
Provision (reversal)	(636)		(47)		80		906		(32)		271
Ending Balance, September 30,	$10,639	0	$2,681	0	$1,649	0	$3,807	0	$73	0	$18,849
Allowance for Credit Losses
For the Year Ended December 31, 2023

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	(53)	(350)	—	—	(15)	(418)
Recoveries	—	3	—	1	39	43
Provision (reversal)	(1,048)	657	(144)	921	(44)	342
Ending Balance, December 31,	$10,174	$3,385	$1,425	$3,822	$65	$18,871

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$851	$—	$20,765	$—
Commercial and industrial	—	1,073	—	1,070
Commercial construction	—	—	—	—
Consumer real estate	1,243	—	654	—
Consumer nonresidential	—	—	—	—
Total	$2,094	$1,073	$21,419	$1,070
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of September 30, 2024:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$392,175	$68,944	$133,700	$206,576	$72,623	$17,630	$155,415	$—	$1,047,063
Special mention	12,574	—	1,755	—	—	—	—	—	14,329
Substandard	737	849	—	—	—	—	—	—	1,586
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$405,486	$69,793	$135,455	$206,576	$72,623	$17,630	$155,415	$—	$1,062,978
Commercial and Industrial
Grade:
Pass	$18,045	$2,815	$8,825	$30,301	$37,667	$97,763	$102,107	$—	$297,523
Special mention	—	—	—	—	—	—	1,002	—	1,002
Substandard	—	—	—	887	—	—	186	—	1,073
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$18,045	$2,815	$8,825	$31,188	$37,667	$97,763	$103,295	$—	$299,598
Commercial Construction
Grade:
Pass	$8,337	$—	$6,125	$—	$—	$—	$159,344	$—	$173,806
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$8,337	$—	$6,125	$—	$—	$—	$159,344	$—	$173,806
Consumer Real Estate
Grade:
Pass	$39,217	$4,627	$27,238	$179,133	$50,058	$945	$29,935	$—	$331,153
Special mention	—	—	—	—	—	—	54	—	54
Substandard	107	—	—	—	—	—	399	—	506
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$39,324	$4,627	$27,238	$179,133	$50,058	$945	$30,388	$—	$331,713
Consumer Nonresidential
Grade:
Pass	$591	$3	$1	$27	$107	$85	$6,062	$—	$6,876
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	(22)	—	—	—	(3)	—	—	—	(25)
Total	$569	$3	$1	$27	$104	$85	$6,062	$—	$6,851
Total Recorded Investment	$471,761	$77,238	$177,644	$416,924	$160,452	$116,423	$454,504	$—	$1,874,946

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class and year of origination was as follows as of December 31, 2023:

	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$341,818	$82,924	$70,564	$147,252	$211,786	$57,422	$153,838	$—	$1,065,551
Special mention	1,268	1,361	—	2,688	—	—	—	—	5,317
Substandard	—	—	849	—	—	19,916	—	—	20,765
Doubtful	—	—	—	—	—	—	—	—	—
Loss	(53)	—	—	—	—	—	—	—	—
Total	$343,033	$84,285	$71,413	$149,940	$211,786	$77,338	$153,838	$—	$1,091,633
Commercial and Industrial
Grade:
Pass	$10,347	$2,285	$6,296	$13,623	$54,784	$42,034	$88,926	$—	$218,295
Special mention	—	—	—	76	—	—	782	—	858
Substandard	—	—	—	—	884	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	(350)	—	—	—	—	—	—	—	(350)
Total	$9,997	$2,285	$6,296	$13,699	$55,668	$42,034	$89,894	$—	$219,873
Commercial Construction
Grade:
Pass	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Consumer Real Estate
Grade:
Pass	$35,240	$8,196	$8,914	$28,848	$196,678	$51,767	$32,963	$—	$362,659
Special mention	—	—	—	—	—	—	57	—	57
Substandard	108	—	—	—	—	—	546	—	654
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	(53)
Total	$35,348	$8,196	$8,914	$28,848	$196,678	$51,767	$33,566	$—	$363,317
Consumer Nonresidential
Grade:
Pass	$674	$—	$7	$3	$36	$177	$4,861	$—	$5,758
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	(15)	—	—	—	—	—	—	—	(15)
Total	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Total Recorded Investment	$400,186	$94,766	$86,630	$198,694	$464,168	$172,025	$412,095	$—	$1,828,564

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Total Loan Portfolio - As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Grade:
Pass	$1,856,421	$1,800,261
Special mention	15,385	6,232
Substandard	3,165	22,489
Doubtful	—	—
Loss	(25)	(418)
Total Recorded Investment	$1,874,946	$1,828,564
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2024, the Company had $15.4 million in loans identified as special mention, an increase from $6.2 million at December 31, 2023. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At September 30, 2024, the Company had $3.2 million in loans identified as substandard, a decrease of $19.3 million from December 31, 2023. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At September 30, 2024, an individually assessed allowance for credit losses totaling $801 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at September 30, 2024 and December 31, 2023:

As of September 30, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$214	$911	$1,125	$1,061,002	$851	$1,062,978
Commercial and industrial	49	433	—	482	298,043	1,073	299,598
Commercial construction	—	—	—	—	173,806	—	173,806
Consumer real estate	726	770	215	1,711	329,496	506	331,713
Consumer nonresidential	—	2	—	2	6,849	—	6,851
Total	$775	$1,419	$1,126	$3,320	$1,869,197	$2,430	$1,874,946

As of December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,115	$—	$—	$1,115	$1,089,669	$849	$1,091,633
Commercial and industrial	51	1,387	—	1,438	218,249	186	219,873
Commercial construction	2,569	391	—	2,960	145,038	—	147,998
Consumer real estate	1,300	—	134	1,434	361,229	654	363,317
Consumer nonresidential	—	—	6	6	5,737	—	5,743
Total	$5,035	$1,778	$140	$6,953	$1,819,922	$1,689	$1,828,564
The following presents nonaccrual loans as of September 30, 2024 and December 31, 2023:

As of September 30, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$851	$851	$34
Commercial and industrial	1,073	—	1,073	42
Commercial construction	—	—	—	—
Consumer real estate	—	506	506	—
Consumer nonresidential	—	—	—	—
Total	$1,073	$1,357	$2,430	$76

As of December 31, 2023	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$37
Commercial and industrial	—	186	186	19
Commercial construction	—	—	—	—
Consumer real estate	654	—	654	53
Consumer nonresidential	—	—	—	—
Total	$1,503	$186	$1,689	$109
There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2024. There were no consumer mortgage loans in process of foreclosure at December 31, 2023.
There were $271 thousand of overdrafts and $147 thousand of overdrafts at September 30, 2024 and December 31, 2023, respectively, which have been reclassified from deposits to loans. At September 30, 2024 and

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
December 31, 2023, loans with a carrying value of $489.7 million and $530.2 million were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
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
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three and nine months ended September 30, 2024, and 2023, respectively.
As of September 30, 2024, the reserve for unfunded commitments decreased to $510 thousand from $602 thousand at December 31, 2023.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Provision for credit losses - loans	$(204)	$(600)	$98	$271
Provision for (reversal of) credit losses - unfunded commitments	4	(129)	(92)	(139)
Total provision for credit losses	$(200)	$(729)	$6	$132

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's consolidated statements of condition (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2024 and December 31, 2023. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of September 30, 2024 and December 31, 2023, the Company had entered into 17 interest rate swap agreements which were collateralized by $30 thousand in cash.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The notional amount and fair value of the Company's derivative financial instruments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$81,017	$1,744
Pay Fixed/Receive Variable Swaps	81,017	(1,744)

	December 31, 2023
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,483	$2,853
Pay Fixed/Receive Variable Swaps	82,483	(2,853)
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
At September 30, 2024 and December 31, 2023, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	September 30, 2024	December 31, 2023
Notional amount	$250,000	$250,000
Weighted average pay rate	3.25%	3.25%
Weighted average receive rate	5.15%	5.34%
Weighted average maturity in years	3.28 years	4.03 years
Unrealized gain relating to interest rate swaps	$157	$2,915
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At September 30, 2024 and December 31, 2023, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at September 30, 2024 and December 31, 2023, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At September 30, 2024 and December 31, 2023, the following financial instruments were outstanding which contract amounts represent credit risk:

	September 30, 2024	December 31, 2023
Commitments to grant loans	$57,367	$36,650
Unused commitments to fund loans and lines of credit	169,138	215,892
Commercial and standby letters of credit	23,942	26,024
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
Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within 1 year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.
The Company enters into rate lock commitments to finance residential mortgage loans with its customers. These commitments offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
The Company maintains its cash accounts with the Federal Reserve Board of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $3.7 million and $41 thousand at September 30, 2024 and December 31, 2023, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At September 30, 2024, 146,342 shares were available to grant under the Plan.
No options were granted during the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, there were 0 and 94,270 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the three and nine months ended September 30, 2023.
A summary of option activity under the Plan as of September 30, 2024, and changes during the nine months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2024	1,174,131	$7.14	1.30
Granted	—	—
Exercised	(452,441)	5.86
Forfeited or expired	—	—
Outstanding and Exercisable at September 30, 2024	721,690	$7.94	1.91	$3,686,040
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. This amount changes based on changes in the market value of the Company's stock.
As of September 30, 2024, all outstanding options of the Plan were fully vested. Tax benefits recognized for qualified and non-qualified stock option exercises for the three months ended September 30, 2024 and for the three months ended September 30, 2023 totaled $8 thousand and $0, respectively. Tax benefits recognized in the income statement for share-based compensation arrangements during the nine months ended September 30, 2024 and 2023 totaled $265 thousand and $479 thousand, respectively.
There were no restricted stock units granted during the nine months ended September 30, 2024. There were 9,438 restricted stock units granted during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, there were 12,199 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant. There were 10,071 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant during the nine months ended September 30, 2023.
A summary of the Company's restricted stock unit activity for the nine months ended September 30, 2024 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	179,115	$14.30
Granted	—	—
Vested	(61,854)	14.34
Forfeited	(18,667)	13.78
Balance at September 30, 2024	98,594	$14.37
The compensation cost that has been charged to income for the Plan totaled $243 thousand and $259 thousand for the three months ended September 30, 2024 and 2023, respectively. The compensation costs totaled $612 thousand and $909 thousand for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
was $1.6 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 20 months.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements at September 30, 2024 Using
	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,844	$—	$8,844	$—
Securities of state and local municipalities tax exempt	998	—	998	—
Securities of state and local municipalities taxable	368	—	368	—
Corporate bonds	16,452	—	16,452	—
SBA pass-through securities	45	—	45	—
Mortgage-backed securities	135,439	—	135,439	—
Collateralized mortgage obligations	2,885	—	2,885	—
Total Available-for-Sale Securities	$165,031	$—	$165,031	$—
Derivative assets - interest rate swaps	$1,744	$—	$1,744	$—
Derivative assets - cash flow hedge	157	—	157	—
Liabilities
Derivative liabilities - interest rate swaps	$1,744	$—	$1,744	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2023 Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,470	$—	$8,470	$—
Securities of state and local municipalities tax exempt	997	—	997	—
Securities of state and local municipalities taxable	404	—	404	—
Corporate bonds	17,648	—	17,648	—
SBA pass-through securities	57	—	57	—
Mortgage-backed securities	140,942	—	140,942	—
Collateralized mortgage obligations	3,077	—	3,077	—
Total Available-for-Sale Securities	$171,595	$—	$171,595	$—
Derivative assets - interest rate swaps	$2,853	$—	$2,853	$—
Derivative assets - cash flow hedge	2,915	—	2,915	—
Liabilities
Derivative liabilties - interest rate swaps	$2,853	$—	$2,853	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At September 30, 2024 and December 31, 2023 all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$617	$—	$—	$617
Commercial and industrial	392	$—	$—	392
Total Collateral-dependent loans	$1,009	$—	$—	$1,009

		Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$849	$—	$—	$849
Commercial and industrial	396	—	—	396
Total Collateral-dependent loans	$1,245	$—	$—	$1,245
The following tables display quantitative information about Level 3 Fair Value Measurements for September 30, 2024 and December 31, 2023:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$617	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$392	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2023
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$849	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$396	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2024 and December 31, 2023. Fair values as of September 30, 2024 and December 31, 2023 are estimated under the exit price notion.

		Fair Value Measurements as of September 30, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,051	$10,051	$—	$—
Interest-bearing deposits at other institutions	167,575	167,575	—	—
Securities held-to-maturity	265	—	260	—
Securities available-for-sale	165,031	—	165,031	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,855,879	—	—	1,775,807
Bank owned life insurance	9,148	—	9,148	—
Accrued interest receivable	10,688	—	10,688	—
Derivative assets - interest rate swaps	1,744	—	1,744	—
Derivative assets - cash flow hedge	157	—	157	—

Financial liabilities:
Checking	$972,867	$—	$972,867	$—
Savings and money market	491,496	—	491,496	—
Time deposits	246,527	—	247,706	—
Wholesale deposits	249,877	—	250,071	—
FHLB advances	57,000	—	57,000	—
Subordinated notes	19,666	—	19,710	—
Accrued interest payable	3,313	—	3,313	—
Derivative liabilities - interest rate swaps	1,744	—	1,744	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2023 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,042	$8,042	$—	$—
Interest-bearing deposits at other institutions	52,480	52,480	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	171,595	—	171,595	—
Restricted stock	9,488	—	9,488	—
Loans, net	1,809,693	—	—	1,725,785
Bank owned life insurance	56,823	—	56,823	—
Accrued interest receivable	10,321	—	10,321	—
Derivative assets - interest rate swaps	2,853	—	2,853	—
Derivative assets - cash flow hedge	2,915	—	2,915	—

Financial liabilities:
Checking	$973,195	$—	$973,195	$—
Savings and money market	320,498	—	320,498	—
Time deposits	306,349	—	306,733	—
Wholesale deposits	245,250	—	245,216	—
FHLB advances	85,000	—	85,000	—
Subordinated notes	19,620	—	18,565	—
Accrued interest payable	2,415	—	2,415	—
Derivative liabilities - interest rate swaps	2,853	—	2,853	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of September 30, 2024 and 2023, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for the three and nine months ended September 30, 2024 and there were 9,327 anti-dilutive shares for the three and nine months ended September 30, 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock do not share in dividends and do not have voting rights during the vesting period.

(average shares are in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$4,669	$4,039	$10,164	$8,892

Weighted average - basic shares	18,195	17,800	18,008	17,696
Effect of dilutive securities, restricted stock units and options	238	474	356	514
Weighted average - diluted shares	18,433	18,274	18,364	18,210

Basic EPS	$0.26	$0.23	$0.56	$0.50
Diluted EPS	$0.25	$0.22	$0.55	$0.49
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2024 and 2023 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	2024
Three Months Ended September 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(28,013)	$5,861	$(22,152)
Net unrealized gains (losses) during the period	5,127	(5,696)	(569)
Other comprehensive (loss) income, net of tax	5,127	(5,696)	(569)
Balance, end of period	$(22,886)	$165	$(22,721)

	2024
Nine Months Ended September 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains (losses) during the period	3,590	(2,151)	1,439
Other comprehensive (loss) income, net of tax	3,590	(2,151)	1,439
Balance, end of period	$(22,886)	$165	$(22,721)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	2023
Three Months Ended September 30, 2023	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(36,316)	$5554	$(30,762)
Net unrealized gains (losses) during the period	(7,046)	2,974	(4,072)
Other comprehensive income (loss), net of tax	(7,046)	2,974	(4,072)
Balance, end of period	$(43,362)	$8,528	$(34,834)

	2023
Nine Months Ended September 30, 2023	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3359	$(36,567)
Net unrealized gains (losses) during the period	(7,018)	5,169	(1,849)
Net reclassification adjustment for losses realized in income	3,582	—	3,582
Other comprehensive income, net of tax	(3,436)	5,169	1,733
Balance, end of period	$(43,362)	$8,528	$(34,834)
There were no gains for the three months ended September 30, 2023, that were reclassified from AOCI into income. During the first quarter of 2023, $40.3 million in investment securities available-for-sale, or 12% of the investment portfolio, were sold with a realized after-tax loss of $3.6 million that was reclassified from AOCI into income. There were no gains or losses that were reclassified from AOCI into income for the three and nine months ended September 30, 2024.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606
Service Charges on Deposit Accounts	$301	$284	$841	$731
Fees, Exchange, and Other Service Charges	102	98	281	269
Other income	9	13	63	90
Noninterest Income (in-scope of Topic 606)	412	395	1,185	1,090
Noninterest Income (out-scope of Topic 606)	403	(170)	896	(4,601)
Total Non-interest (Loss) Income	$815	$225	$2,081	$(3,511)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2024 and December 31, 2023, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the three and nine months ended September 30, 2024 or 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 12. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$39,634	$36,421
Income taxes	3,830	2,360
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	4,602	(4,406)
Unrealized (loss) gain on interest rate swaps	(2,758)	6,627
Adoption of CECL accounting standard	—	(2,808)
Right-of-use assets obtained in the exchange for lease liabilities during the current period	—	397
Adoption of Investment accounting standard	13	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2024 and December 31, 2023 and the results of our operations for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results of operations for the balance of 2024, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

We separately evaluate our held-to-maturity investment securities for any credit losses. If we determine that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of September 30, 2024, we had one security classified as held-to-maturity with an amortized cost basis of $265 thousand with the remainder of the securities portfolio held as available-for-sale.

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

Results of Operations— Three and Nine Months Ended September 30, 2024 and 2023
Overview
We recorded net income of $4.7 million, or $0.25 diluted earnings per share, for the three months ended September 30, 2024, compared to net income of $4.0 million, or $0.22 diluted earnings per share, for the three months ended September 30, 2023, an increase of $630 thousand, or 16%. Net interest income increased $878 thousand, or 7%, to $14.2 million for the three months ended September 30, 2024, compared to $13.3 million for the same period of 2023. We released provisioning for credit losses totaling $200 thousand for the three months ended September 30, 2024, compared to a release of reserves for credit losses totaling $729 thousand for the three months ended September 30, 2023. Noninterest income was $815 thousand and $225 thousand for the three months ended September 30, 2024 and 2023, respectively. Noninterest expense was $9.2 million for the three months ended September 30, 2024, compared to $9.0 million for the three months ended September 30, 2023, a increase of $147 thousand, or 2%.
The annualized return on average assets for the three months ended September 30, 2024 and 2023 was 0.85% and 0.70%, respectively. The annualized return on average equity for the three months ended September 30, 2024 and 2023 was 8.15% and 7.57%, respectively.
For the nine months ended September 30, 2024, we recorded net income of $10.2 million, or $0.55 diluted earnings per share, compared to net income of $8.9 million, or $0.49 diluted earnings per share for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024 includes the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense. Additionally, net income for the nine months ended September 30, 2023 included losses on the sale of available-for-sale investment securities totaling $4.6 million.
Net interest income for the nine months ended September 30, 2024 was $40.7 million, compared to $41.7 million for the same period in 2023, a decrease of $1.1 million, or 3%. Provision for credit losses for the nine months ended September 30, 2024 was $6 thousand, compared to $132 thousand for the same period of 2023. Non-interest income was $2.1 million compared to a loss of $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. Noninterest expense was $26.8 million and $27.3 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $444 thousand, or 2%.
Commercial bank operating earnings, which exclude the nonrecurring taxes on the surrender of our BOLI policies recorded during the first quarter of 2024 and the after-tax losses on the sale of investment securities available-for-sale recorded during the first quarter 2023, for the three months ended September 30, 2024 and September 30, 2023 were $4.7 million and $4.0 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, commercial bank operating earnings were $12.6 million and $12.5 million, respectively.

Diluted commercial bank operating earnings per share for the three months ended September 30, 2024 and September 30, 2023 were each $0.25 and $0.22, respectively. For the nine months ended September 30, 2024 and 2023, diluted commercial bank operating earnings per share were $0.68 and $0.69, respectively.
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

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,
	2024	2023
Net income (as reported)	$4,669	$4,039
Non-GAAP Commercial Bank Operating Earnings	$4,669	$4,039
Earnings per share - basic (GAAP net income)	$0.26	$0.23
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.26	$0.23
Earnings per share - diluted (GAAP net income)	$0.25	$0.22
Adjusted Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.25	$0.22
Return on average assets (GAAP net income)	0.85%	0.70%
Adjusted Return on average assets (non‑GAAP core bank operating earnings)	0.85%	0.70%
Return on average equity (GAAP net income)	8.15%	7.57%
Adjusted Return on average equity (non‑GAAP core bank operating earnings)	8.15%	7.57%

	For the Nine Months Ended September 30,
	2024	2023
Net income (as reported)	$10,164	$8,892
Add: Loss on sale of available-for-sale investment securities	—	4,592
Add: Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	2,386	—
(Subtract) Add: (Provision) Benefit for income taxes associated with non-GAAP adjustments	—	(1,010)
Non-GAAP Commercial Bank Operating Earnings, excluding above items	$12,550	$12,474
Earnings per share - basic (GAAP net income)	$0.56	$0.50
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.14	$0.20
Earnings per share - basic (non-GAAP core bank operating earnings)	$0.70	$0.70
Earnings per share - diluted (GAAP net income)	$0.55	$0.49
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.20
Adjusted Earnings per share - diluted (non-GAAP core bank operating earnings)	$0.68	$0.69
Return on average assets (GAAP net income)	0.62%	0.52%
Adjusted Non-GAAP expenses including provision for income taxes	0.15%	0.21%
Adjusted Return on average assets (non‑GAAP core bank operating earnings)	0.77%	0.73%
Return on average equity (GAAP net income)	6.04%	5.68%
Adjusted Non-GAAP expenses including provision for income taxes	1.42%	2.29%
Adjusted Return on average equity (non‑GAAP core bank operating earnings)	7.46%	7.97%

Net Interest Income/Margin
Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2024 and 2023.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,075,258	$13,969	5.20%	$1,106,429	$13,586	4.91%
Commercial and industrial	268,484	5,558	8.28%	218,815	4,071	7.44%
Commercial construction	168,155	3,175	7.55%	154,569	2,780	7.19%
Consumer real estate	334,385	4,047	4.84%	363,713	4,359	4.79%
Warehouse facilities	26,043	489	7.51%	19,944	331	6.65%
Consumer nonresidential	6,827	143	8.38%	5,349	116	8.67%
Total loans(1)	1,879,152	27,381	5.83%	1,868,819	25,243	5.40%

Investment securities(2)	205,019	1,050	2.05%	281,382	1,308	1.86%
Interest-bearing deposits at other financial institutions	57,984	802	5.50%	64,722	876	5.37%
Total interest‑earning assets and interest income	$2,142,155	$29,233	5.46%	$2,214,923	$27,427	4.95%

Non-interest‑earning assets:
Cash and due from banks	7,443			6,721
Premises and equipment, net	892			1,083
Accrued interest and other assets	56,312			99,575
Allowance for credit losses	(19,219)			(19,432)
Total assets	$2,187,583			$2,302,870

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$620,256	$5,652	3.62%	$641,746	$5,134	3.17%
Savings and money markets	362,663	3,482	3.82%	240,504	1,544	2.55%
Time deposits	264,125	2,929	4.41%	359,217	3,550	3.92%
Wholesale deposits	249,851	2,136	3.40%	366,667	3,571	3.86%
Total interest ‑ bearing deposits	1,496,895	14,199	3.77%	1,608,134	13,799	3.40%

Other borrowed funds	57,000	563	3.93%	9,141	35	1.53%
Subordinated notes, net of issuance costs	19,656	257	5.21%	19,597	258	5.21%
Total interest‑bearing liabilities and interest expense	$1,573,551	$15,019	3.80%	$1,636,872	$14,092	3.42%
Non-interest‑bearing liabilities:
Demand deposits	358,618			425,807
Other liabilities	26,252			26,681
Common stockholders' equity	229,162			213,510
Total liabilities and stockholders' equity	$2,187,583			$2,302,870
Net interest income and net interest margin		$14,214	2.64%		$13,335	2.39%
________________________

(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $448 thousand and $612 thousand for the quarters ended September 30, 2024 and 2023, respectively.
(2)The average balances for investment securities includes restricted stock.
The level of net interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.
The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Rate and Volume Analysis
For the Three Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(383)	$766	$383
Commercial and industrial	924	563	1,487
Commercial construction	244	151	395
Consumer residential	(351)	39	(312)
Warehouse facilities	101	57	158
Consumer nonresidential	32	(5)	27
Total loans(1)	567	1,571	2,138

Investment securities	(355)	98	(257)
Deposits at other financial institutions and federal funds sold	(90)	15	(75)

Total interest income	122	1,684	1,806

Interest expense:

Interest - bearing deposits:
Interest checking	(174)	692	518
Savings and money markets	796	1,142	1,938
Time deposits	(953)	332	(621)
Wholesale deposits	(1,152)	(283)	(1,435)
Total interest - bearing deposits	(1,483)	1,883	400

Other borrowed funds	184	345	529
Subordinated notes, net of issuance costs	(2)	—	(2)
Total interest expense	(1,301)	2,228	927

Net interest income	$1,423	$(544)	$879
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

Net interest income totaled $14.2 million, an increase of $878 thousand, or 7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in net interest income is primarily a result of an increase in total interest income of $1.8 million, or 7%, for the third quarter of 2024 compared to the third quarter of 2023. Loan interest income increased $2.1 million, or 8%, to $27.4 million for the three months ended September 30, 2024, compared to $25.2 million for the three months ended September 30, 2023. Interest expense increased $926 thousand for the three months ended September 30, 2024 as compared to the same period of 2023.
Average earning assets decreased $72.8 million to $2.14 billion during the third quarter of 2024 as compared to $2.21 billion for the same period of 2023, which was primarily related to the sales of investment securities available-for-sale that were completed during the first and fourth quarters of 2023, decreasing the average balances of our investment securities by $76.4 million.
Interest income for the three months ended September 30, 2024 increased $1.8 million, or 7%, to $29.2 million, from $27.4 million for the three months ended September 30, 2023. Loan interest income during the third quarter of 2024 increased $2.1 million, or 8%, as compared to the year ago quarter due to both an increase in loan volume and an increase in yields earned on the loan portfolio. Income from investment securities decreased $258 thousand for the three months ended September 30, 2024 compared to the same period of 2023, primarily as a result of the aforementioned sales of investment securities executed during 2023. Interest income from deposits at other financial institutions decreased $74 thousand to $802 thousand for the third quarter of 2024 as compared to the third quarter of 2023, which was primarily due to lower average balances.
Average interest-bearing deposits decreased $111.2 million to $1.50 billion for the three months ended September 30, 2024 compared to $1.61 billion for the three months ended September 30, 2023, primarily as a result of a decrease in wholesale deposits. Average wholesale deposits decreased $116.8 million to $249.9 million for the three months ended September 30, 2024 compared to $366.7 million for the same period in 2023. Average non-interest-bearing deposits decreased $67.2 million to $358.6 million for the three months ended September 30, 2024 compared to $425.8 million for the same period in 2023. Average other borrowed funds, which primarily include federal funds purchased and advances from the Federal Home Loan Bank of Atlanta ("FHLB"), increased $47.9 million to $57.0 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023.
Interest expense for the three months ended September 30, 2024 increased $926 thousand to $15.0 million, or 7%, from $14.1 million for the three months ended September 30, 2023. Deposit interest expense for the third quarter of 2024 increased $400 thousand compared to the year ago quarter primarily as a result of increased interest rates on interest-bearing deposits. Interest expense on other borrowed funds increased $528 thousand for the three months ended September 30, 2024 compared to the same period in 2023.
Our net interest margin, on a tax equivalent basis, for the three months ended September 30, 2024 and 2023 was 2.64% and 2.39%, respectively, an increase of 25 basis points, or 10%. The yield on interest-earning assets increased 51 basis points to 5.46% for the three months ended September 30, 2024, compared to 4.95% for the same period of 2023. The average yield of the loan portfolio for the three months ended September 30, 2024 and 2023 was 5.83% and 5.40%, respectively, an increase of 43 basis points. The cost of interest-bearing deposits increased 37 basis points to 3.77% for the three months ended September 30, 2024, compared to 3.40% for the same period of 2023, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes non-interest-bearing deposits) was 3.04% for the three months ended September 30, 2024 compared to 2.69% for the three months ended September 30, 2023. Cost of other borrowed funds increased to 3.93% for the three months ended September 30, 2024 compared to 1.53% for the three months ended September 30, 2023.

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2024 and 2023.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Nine months ended September 30, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,084,436	$41,325	5.08%	$1,107,935	$39,807	4.79%
Commercial and industrial	250,106	14,941	7.97%	206,447	11,254	7.27%
Commercial construction	161,159	8,845	7.32%	154,862	8,233	7.09%
Consumer real estate	346,771	12,604	4.85%	356,430	12,648	4.73%
Warehouse facilities	18,885	1,060	7.48%	24,272	1,265	6.95%
Consumer nonresidential	6,146	377	8.18%	6,062	418	9.20%
Total loans(1)	1,867,503	79,152	5.65%	1,856,008	73,625	5.29%

Investment securities(2)	210,536	3,305	2.09%	299,078	4,317	1.93%
Interest-bearing deposits at other financial institutions	38,397	1,575	5.48%	52,711	2,022	5.13%
Total interest‑earning assets and interest income	$2,116,436	$84,032	5.29%	$2,207,797	$79,964	4.83%

Non-interest‑earning assets:
Cash and due from banks	6,982			6,159
Premises and equipment, net	949			1,147
Accrued interest and other assets	67,311			96,985
Allowance for credit losses	(19,012)			(18,523)
Total assets	$2,172,666			$2,293,565

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$556,650	$14,215	3.41%	$564,765	$11,595	2.74%
Savings and money markets	332,663	9,071	3.64%	259,308	4,307	2.22%
Time deposits	283,897	9,240	4.35%	351,762	9,292	3.53%
Wholesale deposits	268,295	7,108	3.54%	332,217	9,398	3.78%
Total interest ‑ bearing deposits	1,441,505	39,634	3.67%	1,508,052	34,592	3.07%

Other borrowed funds	88,082	2,949	4.47%	98,378	2,862	3.89%
Subordinated notes, net of issuance costs	19,640	773	5.25%	19,583	773	5.27%
Total interest‑bearing liabilities and interest expense	$1,549,227	$43,356	3.74%	$1,626,013	$38,227	3.14%
Non-interest‑bearing liabilities:
Demand deposits	372,289			433,335
Other liabilities	26,759			25,413
Common stockholders' equity	224,391			208,804
Total liabilities and stockholders' equity	$2,172,666			$2,293,565
Net interest income and net interest margin		$40,676	2.57%		$41,737	2.53%
________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

(2)The average balances for investment securities includes restricted stock.
The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2024.
Rate and Volume Analysis
For the Nine months ended September 30, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(844)	$2,363	$1,519
Commercial and industrial	2,381	1,307	3,688
Commercial construction	335	277	612
Consumer residential	(343)	298	(45)
Warehouse facilities	(281)	76	(205)
Consumer nonresidential	6	(47)	(41)
Total loans(1)	$1,253	$4,274	$5,527

Investment securities(2)	$(1,282)	$270	$(1,012)
Deposits at other financial institutions and federal funds sold	(551)	104	(447)

Total interest income	$(580)	$4,648	$4,068

Interest expense:

Interest - bearing deposits:
Interest checking	$(166)	$2,786	2,620
Savings and money markets	1,219	3,544	4,764
Time deposits	(1,793)	1,742	(52)
Wholesale deposits	(1,809)	(481)	(2,290)
Total interest - bearing deposits	$(2,549)	$7,591	$5,042

Other borrowed funds	(300)	387	88
Subordinated notes, net of issuance costs	2	(3)	(1)
Total interest expense	$(2,847)	$7,976	$5,129

Net interest income	$2,267	$(3,328)	$(1,061)
_________________________
(1)Non-accrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)The average yields for investment securities are reported on a fully taxable-equivalent basis at a rate of 22% for September 30, 2024 and September 30, 2023.

Net interest income for the nine months ended September 30, 2024 and September 30, 2023, was $40.7 million and $41.7 million, respectively, a decrease of $1.1 million, or 3%. The decrease in net interest income is primarily due to an increase in funding costs, which have increased precipitously as a result of Federal Reserve monetary policy, coupled with the need to meet intense competition from market area banks, brokerages, other financial institutions, and the U.S. Treasury.
Average earning assets decreased $91.4 million, to $2.12 billion, during the nine months ended September 30, 2024 as compared to $2.21 billion for the same period of 2023, which is primarily related to our sales of investment securities available-for-sale completed during 2023.

Interest income for the nine months ended September 30, 2024 increased $4.1 million to $84.0 million from $80.0 million for the nine months ended September 30, 2023. Loan interest income for the nine months ended September 30, 2024 increased $5.5 million as compared to the same nine month period of 2023, primarily as a result of the increase in yields earned on the loan portfolio. Income from investment securities decreased $1.0 million for the nine months ended September 30, 2024 compared to the same period of 2023, primarily as a result of the sales of investment securities executed during 2023. Income from deposits at other financial institutions decreased $447 thousand year-over-year, as excess liquidity was used to fund loan originations and paydown costly wholesale fundings.

Total average interest-bearing deposits increased $66.5 million to $1.44 billion for the nine months ended September 30, 2024 compared to $1.51 billion for the nine months ended September 30, 2023. Average noninterest-bearing deposits decreased $61.0 million to $372.3 million for the nine months ended September 30, 2024 compared to $433.3 million for the same period of 2023. Average wholesale deposits decreased $63.9 million to $268.3 million for the nine months ended September 30, 2024 compared to $332.2 million for the same period in 2023. Average other borrowed funds, which include federal funds purchased and FHLB advances, decreased $10.3 million to $88.1 million for the nine months ended September 30, 2024, compared to $98.4 million for the same period of 2023.

Interest expense for the nine months ended September 30, 2024 increased $5.1 million to $43.4 million from $38.2 million for the nine months ended September 30, 2023. Deposit interest expense for the year-to-date period of 2024 increased $5.0 million compared to the year ago nine month period primarily as a result of increased interest rates paid on deposits.

Our net interest margin for the nine months ended September 30, 2024 and 2023 was 2.57% and 2.53% respectively. The increase in net interest margin is a result of continued improvement in the yields earned on our loan portfolio and our management to control funding costs. The yield on interest-earning assets increased 46 basis points to 5.29% for the nine months ended September 30, 2024, compared to 4.83% for the same period of 2023. The average yield of the loan portfolio for the nine month periods ended September 30, 2024 and 2023 was 5.65% and 5.29%, respectively, an increase of 36 basis points. The cost of interest-bearing deposits increased 60 basis points to 3.67% for the nine months ended September 30, 2024, compared to 3.07% for the same period of 2023, which was primarily attributable to the repricing of our interest-bearing deposits due to higher interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.92% for the nine months ended September 30, 2024 compared to 2.38% for the same nine month period of 2023. Cost of other borrowed funds increased 58 basis points to 4.47% for the nine months ended September 30, 2024 compared to 3.89% for the nine months ended September 30, 2023.

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
We recorded a release of provision for credit losses totaling $200 thousand and $729 thousand for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, provision for credit losses totaled $6 thousand and $132 thousand, respectively. The allowance for credit losses was $19.1 million and $18.9 million at September 30, 2024 and at December 31, 2023, respectively. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 1.02 and 1.03% at September 30, 2024 and December 31, 2023, respectively.

We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Nonperforming loans at September 30, 2024 totaled $3.6 million, or 0.16% of total assets, compared to $1.8 million, or 0.08%, of total assets at December 31, 2023. We had no other real estate owned at September 30, 2024 and at December 31, 2023. We recorded net recoveries of $63 thousand during the third quarter of 2024 compared to net recoveries of $7 thousand for same period of 2023. For the nine months ended September 30, 2024 and 2023, we recorded net recoveries of $98 thousand and net charge-offs of $326 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for noninterest income for the three and nine months ended September 30, 2024 and 2023.
Noninterest Income
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$301	$284	$17	6.0%	$841	$731	$110	15.0%
Fees on loans	54	107	(53)	(49.5)%	141	352	(211)	(59.9)%
BOLI income	70	373	(303)	(81.2)%	326	1,067	(741)	(69.4)%
Income (loss) from minority membership interest	278	(650)	928	(142.8)%	426	(1,431)	1,857	(129.8)%
Loss on sale of available-for-sale securities	—	—	—	—%	—	(4,592)	4,592	(100.0)%
Other fee income	112	111	1	0.9%	347	362	(15)	(4.1)%
Total noninterest income (loss)	$815	$225	$590	262.2%	$2,081	$(3,511)	$5,592	(159.3)%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. Non-interest income was $815 thousand for the three months ended September 30, 2024 compared to $225 thousand for same period of 2023. For the nine months ended September 30, 2024, we recorded noninterest income of $2.1 million compared to a loss of $3.5 million for same period of 2023.
We recorded income from our minority membership interest in ACM, totaling $278 thousand and $426 thousand for the three and nine months ended September 30, 2024, compared to a loss of $650 thousand and a loss of $1.4 million for the three and nine months ended September 30, 2023.
Fee income from loans was $54 thousand for the three months ended September 30, 2024, compared to $107 thousand for the same period of 2023, which included income from back-to-back loan swap transactions entered into during 2023. Service charges on deposits were $301 thousand for the three months ended September 30, 2024, compared to $284 thousand for the same period of 2023. Income from BOLI decreased to $70 thousand for the three months ended September 30, 2024 as compared to $373 thousand for the three months ended September 30, 2023, a result of surrendering our BOLI policies during the first quarter of 2024.
Fee income from loans was $141 thousand for the nine months ended September 30, 2024, compared to $352 thousand for the same period of 2023. Service charges on deposits were $841 thousand for the nine months ended

September 30, 2024, compared to $731 thousand for the same period of 2023, an increase of $110 thousand, or 15%. Income from BOLI decreased to $326 thousand for the nine months ended September 30, 2024 as compared to $1.1 million for the nine months ended September 30, 2023, a result of surrendering our BOLI policies during the first quarter of 2024.
Noninterest Expense
The following table reflects the components of noninterest expense for the three and nine months ended September 30, 2024 and 2023.
Noninterest Expense
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$4,852	$5,267	$(415)	(7.9)%	$14,073	$15,374	$(1,301)	(8.5)%
Occupancy expense	465	547	(82)	(15.0)%	1,502	1,785	(283)	(15.9)%
Internet banking and software expense	706	660	46	7.0%	2,130	1,804	326	18.1%
Data processing and network administration	727	601	126	21.0%	2,029	1,834	195	10.6%
State franchise taxes	589	584	5	0.9%	1,768	1,753	15	0.9%
Audit, legal and consulting fees	223	213	10	4.7%	694	644	50	7.8%
Loan related expenses	241	(189)	430	(227.5)%	686	199	487	244.7%
FDIC insurance	360	431	(71)	(16.5)%	1,081	968	113	11.7%
Marketing, business development and advertising	281	167	114	68.3%	747	527	220	41.7%
Director fees	150	180	(30)	(16.7)%	465	540	(75)	(13.9)%
Postage, courier and telephone	16	39	(23)	(59.0)%	46	134	(88)	(65.7)%
Core deposit intangible amortization	40	50	(10)	(20.0)%	127	157	(30)	(19.1)%
Tax credit amortization	—	32	(32)	(100.0)%	—	95	(95)	(100.0)%
Other operating expenses	545	466	79	17.0%	1,595	1,447	148	10.2%
Total noninterest expense	$9,195	$9,048	$421	4.7%	$26,816	$27,261	$468	1.7%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.2 million and $9.0 million for the three months ended September 30, 2024 and 2023, respectively.
Salaries and benefits expense decreased $415 thousand to $4.9 million for the three months ended September 30, 2024 compared to $5.3 million for the same period in 2023, a result of reduced staffing through process improvement resulting from the use of improved technologies. Occupancy expense decreased by $82 thousand, primarily as a result of the office space reduction efforts that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $46 thousand for the three months ended September 30, 2024 to $706 thousand, as compared to $660 thousand for the same period in 2023, a result of the implementation of enhanced customer software solutions. In addition, loan related expenses increased $430 thousand for the three months ended September 30, 2024 compared to the same period in 2023, a result of recovered loan legal expenses recorded during 2023.
Noninterest expense was $26.8 million and $27.3 million for the nine months ended September 30, 2024 and 2023, respectively. Salaries and benefits expense decreased $1.3 million to $14.1 million for the nine months ended September 30, 2024 compared to $15.4 million for the same period in 2023, which was primarily related to reduced staffing for the nine months ended September 30, 2024 compared to the same period of 2023. Occupancy expense decreased by $283 thousand for the nine months ended September 30, 2024 as compared to the same period of 2023, which was primarily related to the office space reduction initiatives that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $326 thousand for the nine months ended September 30, 2024 to $2.1 million, compared to $1.8 million for the same period in 2023, a result of the implementation of enhanced customer software solutions during 2023.
Income Taxes
We recorded a provision for income tax expense of $1.4 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was 22.6% and 22.9%, respectively.
For the nine months ended September 30, 2024 and 2023, the provision for income taxes was $5.8 million and $1.9 million, respectively. The provision for income taxes for the nine months ended September 30, 2024 includes $2.4 million in taxes and penalties related to the surrender of our BOLI policies. The provision for income taxes for the nine months ended September 30, 2023 was reduced as a result of the losses recorded on the sale of investment securities available-for-sale during 2023.
Discussion and Analysis of Financial Condition
Overview
At September 30, 2024, total assets were $2.29 billion, an increase of 5%, or $102.7 million, from $2.19 billion at December 31, 2023. Investment securities were $165.3 million at September 30, 2024, a decrease of $6.6 million, from $171.9 million at December 31, 2023. Total deposits increased 6%, or $115.5 million, to $1.96 billion at September 30, 2024, from $1.85 billion at December 31, 2023. From time to time, we may utilize other funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at September 30, 2024 and December 31, 2023. The Bank had FHLB advances outstanding of $50.0 million and $85.0 million at September 30, 2024 and December 31, 2023, respectively. Subordinated debt, net of unamortized issuance costs, totaled $19.7 million and $19.6 million at September 30, 2024 and December 31, 2023.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.87 billion at September 30, 2024 and $1.83 billion at December 31, 2023, an increase of $46.4 million, or 3%. During the third quarter of 2024, loan originations totaled $58.7 million with a weighted average rate of 9.27%, and were primarily comprised of commercial and industrial loans. Loan renewals totaled $60.4 million with a weighted average rate of 8.94%. Loans that paid off during the third quarter of 2024 totaled $51.6 million with a weighted average rate of 7.52%.
Commercial real estate loans totaled $1.06 billion and $1.09 billion at September 30, 2024 and December 31, 2023, and were approximately 57% and 60% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $196.3 million at September 30, 2024 compared to $212.9 million at December 31, 2023. Nonowner-occupied commercial real estate loans were $866.7 million at September 30, 2024 compared to $878.7 million at December 31, 2023. Commercial construction loans totaled $173.8 million at September 30, 2024, compared to $148.0 million at December 31, 2023 and comprised of 9% and 8% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 385% of our total risk-based capital at September 30, 2024. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
The following table presents the composition of our loans receivable portfolio at September 30, 2024 and December 31, 2023.

Loans Receivable
At September 30, 2024 and December 31, 2023
(Dollars in thousands)

	September 30, 2024	December 31, 2023
Commercial real estate	$1,062,978	$1,091,633
Commercial and industrial	299,598	219,873
Commercial construction	173,806	147,998
Consumer real estate	331,713	363,317
Consumer nonresidential	6,851	5,743

Total loans, net of fees	1,874,946	1,828,564

Less:
Allowance for credit losses on loans	19,067	18,871

Loans receivable, net	$1,855,879	$1,809,693

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $3.6 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively, an increase of $1.8 million. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had specific reserves totaling $802 thousand and $676 thousand at September 30, 2024 and December 31, 2023, respectively. Our ratio of nonperforming loans to total assets was 0.16% and 0.08% at September 30, 2024 and December 31, 2023, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the quarter ended September 30, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2024, we had $15.4 million in loans identified as special mention, an increase of $9.2 million from December 31, 2023. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The increase from December 31, 2023 was driven by one loan that was downgraded to special mention during the second quarter of 2024. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At September 30, 2024 , we had $3.2 million in loans identified as substandard, a decrease of $19.4 million from December 31, 2023. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At September 30, 2024, specific reserves totaling $802 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral.
At December 31, 2023, we downgraded an owner-occupied commercial real estate loan totaling $19.9 million to substandard due to concerns regarding the financial condition of this borrower’s parent company. During the third quarter ended September 30, 2024, the parent company closed on long term financing, strengthening its overall financial condition. As a result, we upgraded this loan to a pass rating.

We recorded annualized net recoveries to average loans receivable of (0.01)% for the nine months ended September 30, 2024, compared to annualized net charge-offs of 0.02% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we have recorded net recoveries totaling $98 thousand, compared to net charge-offs of $326 thousand for the comparable nine month period of 2023. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At September 30, 2024 and December 31, 2023
(Dollars in thousands)

	September 30, 2024	December 31, 2023
Nonperforming assets:
Nonaccrual loans, gross	$2,430	$1,689
Loans contractually past‑due 90 days or more and still accruing	1,126	140
Total nonperforming loans (NPLs)	$3,556	$1,829
Total nonperforming assets (NPAs)	$3,556	$1,829

NPLs/Total Assets	0.16%	0.08%
NPAs/Total Assets	0.16%	0.08%
Allowance for credit losses on loans/NPLs	536.19%	1,031.77%
We are closely and proactively monitoring the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.06 billion, or 57% of total loans, at September 30, 2024 and $1.09 billion, or 60% of total loans, at December 31, 2023. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Included in commercial real estate are loans secured by office buildings totaling $137.4 million, or 7% of total loans, and retail shopping centers totaling $260.7 million, or 14% of total loans, at September 30, 2024. Loans secured by multi-family commercial properties totaled $164.6 million, or 9% of total loans, at September 30, 2024.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at September 30, 2024 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	68%	6	$7,426	46%	4	$3,688	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	—	$—	$11,114
Office, Class B	49%	30	10,795	45%	28	56,782		—	—	67,577
Office, Class C	53%	8	5,095	38%	8	1,871		1	865	7,831
Office, Medical	38%	7	1,121	46%	7	41,312		1	8,426	50,859
Subtotal		51	$24,437		47	$103,653		2	$9,291	$137,381	7%

Retail- Neighborhood/Community Shop		—	$—	43%	30	$81,172	Prince George's County, Maryland, Baltimore County, MD, Fairfax County, VA	2	$11,358	92,530
Retail- Restaurant	56%	8	7,113	44%	16	26,137		—	—	33,250
Retail- Single Tenant	58%	5	1,942	42%	20	36,155		—	—	38,097
Retail- Anchored,Other		0	—	51%	13	42,736		—	—	42,736
Retail- Grocery-anchored		—	—	46%	8	52,819		1	1,238	54,057
Subtotal		13	$9,055		87	$239,019		3	$12,596	$260,670	14%

Multi-family, Class A (Market)		—	$—		1	$—	Washington, D.C., Baltimore City, Maryland and Richmond City, Virginia	1	$1,044	$1,044
Multi-family, Class B (Market)		—	—	63%	20	69,252		—	—	69,252
Multi-family, Class C (Market)		—	—	55%	56	66,939		2	7,047	73,986
Multi-Family-Affordable Housing		—	—	52%	10	16,277		1	4,013	20,290
Subtotal		—	$—		87	$152,468		4	$12,104	$164,572	9%

Industrial	50%	41	$66,732	47%	38	$124,694	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland	1	$1,411	$192,837
Warehouse	54%	13	17,704	27%	8	9,327		—	—	27,031
Flex	50%	14	15,499	54%	14	56,144		2	—	71,643
Subtotal		68	$99,935		60	$190,165		3	$1,411	$291,511	16%

Hotels		—	$—	42%	9	$55,177		1	$7,315	$62,492	3%
Mixed Use	45%	10	5,839	60%	36	65,773		—	—	71,612	4%

Land			$—			$—		26	$55,588	$55,588	3%
1- 4 family construction			$—			$—		17	50,274	50,274	3%
Other (including net deferred fees)			$57,003			$60,454			$25,227	142,684	8%
Total commercial real estate and construction loans, net of fees, at September 30, 2024			$196,269			$866,709			$173,806	$1,236,784	66%
Total commercial real estate and construction loans, net of fees, at December 31, 2023			$212,889			$878,744			$147,998	$1,239,631	68%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, reflecting two classified loans at September 30, 2024 totaling $1.6 million. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At September 30, 2024 and December 31, 2023, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
Allowance for Credit Losses on Loans
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended September 30,
	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Consumer nonresidential	$63	0.01%	$7	0.08%
Total	$63	0.01%	$7	0.08%
Average loans outstanding during the period	$1,879,152		$1,868,819

	For the Nine Months Ended September 30,
	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial and industrial	$—	—%	$(347)	(0.02)%
Consumer residential	—	—%	1	—%
Consumer nonresidential	98	0.01%	20	—%
Total	$98	0.01%	$(326)	(0.02)%
Average loans outstanding during the period	$1,867,503		$1,856,008

			September 30,
			2024	2023
Allowance for credit losses on loans receivable, net of fees			1.02%	1.02%

Allocation of the Allowance for Credit Losses on Loans
At September 30, 2024 and December 31, 2023
(Dollars in thousands)

	September 30, 2024		December 31, 2023
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,769	51.24%	$10,174	59.88%
Commercial and industrial	3,656	19.17%	3,385	12.07%
Commercial construction	1,684	8.83%	1,425	8.13%
Consumer residential	3,890	20.40%	3,822	19.61%
Consumer nonresidential	68	0.36%	65	0.31%
Total allowance for credit losses	$19,067	100.00%	$18,871	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management or regulatory capital management. Investment securities held-to-maturity at September 30, 2024 and December 31, 2023 totaled $265 thousand and $264 thousand, respectively, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $165.0 million at September 30, 2024, a decrease of $6.6 million, or 4%, from $171.6 million at December 31, 2023, primarily due to principal repayments and maturities of $11.2 million, offset by an increase in the market value of the investment securities portfolio totaling $4.6 million at September 30, 2024.
As of September 30, 2024 and December 31, 2023, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $45.2 million and $7.2 million at September 30, 2024 and December 31, 2023, respectively. Investment securities that were pledged to secure Federal Reserve Bank of Richmond ("FRB") borrowings totaled $6.3 million at September 30, 2024 and none at December 31, 2023.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. For additional details related to management's assessment process, see the “Critical Accounting Policies” section above. As a result of the assessment performed as of September 30, 2024, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance was recognized for our investment securities portfolio as of September 30, 2024.
We hold restricted investments in equities of the FRB and FHLB. At September 30, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2023, we owned $3.6 million in FRB stock and $5.8 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at September 30, 2024 and December 31, 2023.
Investment Securities by Stated Yields
At September 30, 2024 and December 31, 2023
(Dollars in thousands)

	At September 30, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.29	4.09	—	4.41
Mortgaged‑backed securities	—	2.09	3.25	1.59	1.59
Total available‑for‑sale securities	3.00%	4.53%	3.30%	1.59%	1.88%
Total investment securities	3.00%	4.35%	3.30%	1.59%	1.88%

	At December 31, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.59	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.35	4.09	—	4.40
Mortgaged‑backed securities	—	2.11	3.22	1.60	1.61
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.89%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.89%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the nine months ended September 30, 2024 and 2023:
Average Deposit Balances
For the nine months ended September 30, 2024 and 2023

(Dollars in thousands)	September 30, 2024		September 30, 2023
Non-interest-bearing demand	$372,289	20.53%	$433,335	22.32%
Interest-bearing deposits
Interest checking	556,650	30.69%	564,765	29.10%
Savings and money markets	332,663	18.34%	259,308	13.36%
Certificate of deposits, $100,000 to $249,999	79,605	4.39%	86,168	4.44%
Certificate of deposits, $250,000 or more	204,292	11.26%	265,594	13.68%
Wholesale deposits	268,295	14.79%	332,217	17.11%
Total	$1,813,794	100.00%	$1,941,387	100.00%
Total deposits increased $115.5 million, or 6%, to $1.96 billion at September 30, 2024 from $1.85 billion at December 31, 2023. Non-interest-bearing deposits were $357.0 million at September 30, 2024, or 18% of total deposits. At September 30, 2024, core deposits, which exclude wholesale deposits, increased $110.8 million from December 31, 2023, or 7%. Time deposits decreased $59.8 million, or 20%, to $246.5 million at September 30, 2024 from December 31, 2023, and were 14% of core deposits.
Wholesale deposits were $249.9 million at September 30, 2024 compared to $245.3 million at December 31, 2023, an increase of $4.6 million, or 2%. Wholesale deposits are partially fixed at a weighted average rate of 3.40% as we have executed $200.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2024 and December 31, 2023, we had $238.1 million and $254.1 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of September 30, 2024, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $790.0 million, or 40.3%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $633.7 million, or 32.3% of total deposits at September 30, 2024.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at September 30, 2024.
Certificates of Deposit Greater than $250,000
At September 30, 2024
(Dollars in thousands)

September 30, 2024
Three months or less	$22,929
Over three months through six months	62,044
Over six months through twelve months	43,604
Over twelve months	22,746
$151,323
Other borrowed funds, which include federal funds purchased, FHLB advances and Bank Term Funding Program ("BTFP") borrowings, were $57.0 million at September 30, 2024 compared to $85.0 million at December 31, 2023, a decrease of $28.0 million, or 33%. Subordinated debt, net of unamortized issuance costs, totaled $19.7 million and $19.6 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, we did not have any federal funds purchased. During the first quarter of 2024, we borrowed $7.0 million from the BTFP. We did not access this facility during 2023. FHLB advances totaled $50.0 million and $85.0 million, respectively. All of our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs, and as such, the weighted average rate of these FHLB advances are 3.60% and 3.21% at September 30, 2024 and December 31, 2023, respectively.
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
Shareholders' equity at September 30, 2024 was $230.8 million, an increase of $13.7 million, compared to $217.1 million at December 31, 2023. Net income for the nine month period ended September 30, 2024 contributed $10.2 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $1.4 million during the nine month period ended September 30, 2024, which is primarily related to the improvement in the market value of our investment securities portfolio.
Total shareholders' equity to total assets for September 30, 2024 and December 31, 2023 was 10.1% and 9.9%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at September 30, 2024 and December 31, 2023 was $12.27 and $11.77, respectively.
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
On January 1, 2020, the federal banking agencies adopted a “Community Bank Leverage Ratio" ("CBLR"), which is calculated by dividing tangible equity capital by average consolidated total assets. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10.00 billion, opts into the CBLR framework and has a leverage ratio that exceeds the CBLR threshold, which was initially set at 9%, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements under Basel III, the capital ratio requirements for “well capitalized” status under Section 38 of the Federal Deposit Insurance Act, and any other leverage or capital requirements to which it is subject. A bank or holding company may be excluded from qualifying community bank status based on its risk profile, including consideration of its off-balance sheet exposures; trading assets and liabilities; total notional derivatives exposures; and such other facts as the appropriate federal banking agencies determine to be appropriate. At January 1, 2020, we qualified and adopted this simplified capital structure. Effective September 30, 2022, we opted out of the CBLR framework. A banking organization that opts out of the CBLR framework can subsequently opt back into the CBLR framework if it meets the criteria listed above. We believe that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2024 and December 31, 2023.
The following tables shows the minimum capital requirements and our capital position at September 30, 2024 and December 31, 2023 for the Bank.
Bank Capital Components
At September 30, 2024 and December 31, 2023
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2024
Total risk-based capital	$272,929	14.52%	$197,312	>	10.50%	$187,916	>	10.00%
Tier 1 risk-based capital	253,352	13.48%	159,729	>	8.50%	150,333	>	8.00%
Common equity tier 1 capital	253,352	13.48%	131,542	>	7.00%	122,146	>	6.50%
Leverage capital ratio	253,352	11.49%	87,283	>	4.00%	109,104	>	5.00%
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	>	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	>	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	>	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	>	4.00%	112,302	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At September 30, 2024 and December 31, 2023
(Dollars in thousands, except per share data)

	2024	2023
Total stockholders' equity (GAAP)	$230,830	$217,117
Less: goodwill and intangibles, net	(7,457)	(7,585)
Tangible Common Equity (non-GAAP)	$223,373	$209,532

Book value per common share (GAAP)	$12.68	$12.19
Less: intangible book value per common share	(0.41)	(0.42)
Tangible book value per common share (non-GAAP)	$12.27	$11.77
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of September 30, 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank increased to 32.3% of total deposits from 31.1% at December 31, 2023.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $342.7 million at September 30, 2024, or 15% of total assets, an increase from $232.1 million, or 11% of total assets, at December 31, 2023. At September 30, 2024 and December 31, 2023, $45.2 million and $7.2 million, respectively, in investment securities available for sale were pledged as collateral for municipal deposits and BTFP.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At September 30, 2024
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$50	$491,000
FRB discount window secured borrowings (2)	—	155
BTFP (3)	7	—
Unsecured federal fund purchase lines	—	185
Total	$57	$491,340
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
At September 30, 2024 and December 31, 2023, unused commitments to fund loans and lines of credit totaled $226.5 million and $252.5 million, respectively. Commercial and standby letters of credit totaled $23.9 million at September 30, 2024 and $26.0 million at December 31, 2023, respectively.

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
(b)Not applicable.
(c)On March 21, 2024, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2023. The Repurchase Program will expire on March 31, 2025, subject to earlier termination of the program by the Board of Directors.
No shares were purchased during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 13, 2024	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)