Form 10-K
period 2024-12-31
FVCBankcorp, Inc.
filed 2025-03-20
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024: $180,012,422.
The number of shares outstanding of Common Stock, as of March 20, 2025, was 18,380,848.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

•the concentration of our business in and around the Washington, D.C. metropolitan area and the effects of changes in the economic, political, and environmental conditions on this market, including potential reductions in spending by the U.S. government;

•the impact of the interest rate environment on our business, financial condition and results of operation, and its impact on the composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•changes in our liquidity requirements could be adversely affected by changes in our assets and liabilities;

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

•potential exposure to fraud, negligence, computer theft and cyber-crime, and our ability to maintain the security of our data processing and information technology systems;

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

•geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism, or actions taken by the United States or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and

•the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues or emergencies, and other catastrophic events.

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

PART I
Item 1. Business
Overview
The Company is a registered bank holding company headquartered in Fairfax, Virginia. We operate primarily through our sole subsidiary, FVCbank (the "Bank"), a community oriented, locally-owned and managed commercial bank organized under the laws of the Commonwealth of Virginia. We serve the banking needs of commercial businesses, nonprofit organizations, professional service entities, and their respective owners and employees located in the greater Washington, D.C. and Baltimore metropolitan areas. The Company was established as the holding company for the Bank in 2015.
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
Market Area
We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2024, the Washington MSA had total deposits of $291.7 billion and the Baltimore MSA had total deposits of $97.9 billion, based on Federal Deposit Insurance Corporation ("FDIC") data.
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
In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four to the top ten most affluent counties, as measured by household income. As of December 31, 2024, the Washington MSA had a median household income of $129.3 thousand, which ranks as sixth highest among all MSAs nationally, and a population of 6.35 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 2.8% as of December 31, 2024. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 20 Fortune 500 companies, including eight based in Fairfax County.

The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2024, the Baltimore MSA had a median household income of $98.0 thousand, which represented 4.0% growth over the previous year. The Baltimore MSA has an unemployment rate of 2.7% as of December 31, 2024. With a population of 2.9 million, the top industries of the Baltimore MSA include healthcare, education, and professional, scientific and technical services.The Baltimore MSA is currently home to four Fortune 500 companies.
The local economies in which we operate that began to strengthen and improve during 2022 post pandemic, showed continued improvement in economic and commercial activity during 2024. This economic improvement resulted in lower unemployment, increased consumer confidence, and increased housing development and housing prices. Our business opportunities in the future may be tempered by higher interest rates, inflation, and contractionary monetary policy. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in financial markets. Aside from these challenges, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.
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
We intend to continue expanding our market position through organic growth, through expansion of our relationships with existing customers, acquisition of new customers and acquisition of seasoned bankers with strong customer relationships, through selective branching, and potentially opportunistic acquisitions or other strategic transactions, while increasing profitability, maintaining strong asset quality and a high level of customer service.
Our success has been driven by our mission to help our clients, communities, and employees prosper. We strive to exceed our clients' expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, our advisory board, and our shareholders as many of the aforementioned are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals who actively promote the Company has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer, and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.
Our vision is to be known as the number one community bank in experience and service in our community. Our passion is to provide the utmost banking experience for each of our clients, to create a positive and empowering work environment for our employees, to fulfill our obligation of corporate citizenship in the communities in which we operate, and to ensure that our Bank increases profitability and grows prudently, ensuring its strength and continuity, and increasing shareholder value.
Our Products and Services
We emphasize providing commercial banking services to small and medium-sized businesses, professionals, non-profit organizations and associations, and investors living and working in and near our service area. We offer retail banking services to accommodate the individual needs of both corporate customers as well as the communities we serve. We also offer digital banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices. A sophisticated suite of treasury management products is a key feature of our client focused, relationship driven marketing. We have partnered with experienced service providers in both insurance and merchant services to further augment the products available to our customers.

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
Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of our loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2024, owner occupied commercial real estate loans represented 10% of the loan portfolio. At December 31, 2024, non-owner occupied commercial real estate loans represented approximately 36% of the loan portfolio and multi-family residential real estate comprised 9% the portfolio. We seek to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.00. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.
Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate also comprise a significant and growing portion of the portfolio. At December 31, 2024, such loans represented 9% of the loan portfolio. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.
Commercial Loans, Government Contracting. Commercial loans, for a variety of business purposes, including working capital, equipment purchases, lines of credit, and government contract financing and asset based lending and accounts receivable financing, comprise approximately 18% of our loan portfolio at December 31, 2024. The warehouse facility provided to ACM is also included in this loan type. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity or that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.
We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, mergers and acquisition financing, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "classified" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2024, outstanding loans to government contractors represented 37% of our commercial and industrial segment. Total commitments to government contractors totaled $326.8 million at December 31, 2024. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.
Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. In addition, we have portfolio mortgage products that we developed for use by ACM to help diversify our total loan portfolio. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2024, HELOCs comprise 2% of total loans. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties primarily located in our market area for yield and diversification. At December 31, 2024, consumer residential loans represented 17% of the loan portfolio.
Other Loans. We occasionally originate consumer loans both on an unsecured basis and secured by non-real estate collateral. We have also purchased pools of unsecured consumer loans and student loans from a third party for yield and diversification.
The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our market areas, could have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to us in full and in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of the property pledged as security for loans.
Our goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Reserves for individually assessed loans are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and individually assessed reserve allocations.
Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our capital levels. At December 31, 2024, the Bank had a legal lending limit of $41.6 million. At December 31, 2024, our average funded loan size outstanding, for commercial real estate (including commercial construction) and commercial loans was $1.7 million and $622 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.
Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.20 billion and constituted 64% of total loans as of December 31, 2024, and commercial loans, including loans to government contractors and the ACM warehouse lending facility, which totaled $336.7 million and constituted 18% of total loans as of December 31, 2024. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses in our loan portfolio as of December 31, 2024.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2024, commercial real estate loans as defined for regulatory purposes represented 371% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 59% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 68% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.
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
Our sophisticated treasury management and digital banking platform allows commercial customers to view balances, initiate payments, pay bills (including positive pay), issue stop payments, reconcile accounts and set up custom alerts. Online wires, ACH (including positive authorization), remote capture, cash disbursement and cash concentration are additional payment options available to businesses. We provide customers with a sophisticated escrow management product which facilitates and simplifies management of multiple escrow balances. We also provide secure credit card processing and merchant services, with reporting tailored to customer needs. Additionally, we offer online and mobile banking products to our consumer depositors, to complement our branch network.
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
As of June 30, 2024, there were approximately $291.7 billion in total deposits shared between banking institutions located in the Washington MSA, according to the FDIC. PNC Bank, Capital One, Wells Fargo Bank, Truist Bank, and Bank of America Corporation hold the primary market shares. When excluding the deposits held by these institutions, as of the aforementioned date, our deposit market share was approximately 2.2% in the Washington MSA. In the Baltimore MSA, there were approximately $97.9 billion in total deposits shared between banking institutions as of June 30, 2024, and when excluding deposits held by the above named larger institutions, our deposit market share was approximately 0.09%. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. We believe these larger competitors generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility, and responsiveness when compared to our larger competitors.
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
Our board of directors sets the tone at the top of our organization, adopting and overseeing the implementation of our risk management, establishing our overall risk appetite and risk management strategy. The board of directors approves our various operating policies, which include risk policies, procedures, limits, targets and reporting, structured to guide decisions regarding the appropriate balance between risk and return considerations in our business. Our board of directors receives periodic reporting on the risks and control environment effectiveness and monitors risk levels in relation to the approved risk appetite.
Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms and the risk that credit assets will suffer significant deterioration in market value. We manage and control credit risk in our loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management, and approved by the board of directors. Our written loan policies document underwriting standards, approval levels, exposure limits, and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, product, and geographic levels is actively managed to mitigate concentration risk. In addition, credit risk management includes an independent credit review process that assesses compliance with policies, risk rating standards, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We evaluate our customers' borrowing needs and capacity to repay, in conjunction with their character and history. Our management and board of directors place significant focus on maintaining a healthy risk profile and ensuring sustainable growth. Our risk appetite seeks to balance the risks necessary to achieve our strategic goals while ensuring that our risks are appropriately managed and remain within our defined limits.
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
Investment Portfolio
Our investment securities portfolio is primarily maintained as an on-balance sheet contingent source of liquidity to fund loans and meet the demands of depositors, and provides additional interest income. We currently classify substantially all of our investment securities as available-for-sale. Our investment policy authorizes investment primarily in securities of the U.S. government and its agencies; mortgage backed securities and collateralized mortgage obligations issued and fully backed by U.S. government agencies, securities of municipalities and to a lesser extent corporate bonds and other obligations, in each case meeting identified credit standards. The securities portfolio, along with certain loans, may also be used to collateralize public deposits, Federal Home Loan Bank of Atlanta ("FHLB") borrowings, and Federal Reserve Bank of Richmond ("FRB") borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk which is reflective in the yields obtained on those securities.
Employees
As of December 31, 2024, we had 110 full-time employees and four part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an institution's deposits are excluded from the definition of brokered deposits, where the institution is "well-capitalized" and has a composite rating of 1 or 2. We have used brokered deposits in the past, and we intend to continue to use brokered deposits as one of our funding sources to support future growth. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than those contemplated by our asset-liability pricing strategy. In addition, banks that become less than "well-capitalized" under applicable regulatory capital requirements may be restricted in their ability to accept or renew, or prohibited from accepting or renewing, brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on FHLB borrowings, attempting to attract additional non-brokered deposits, and selling loans and securities. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth. The unavailability of a sufficient volume of brokered deposits could have a material adverse effect on our business, financial condition, and results of operations.
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
We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and December 31, 2023.
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
Immediately upon becoming undercapitalized, an institution will become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
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

The Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA"), which became effective May 24, 2018, amended the Dodd-Frank Act to provide regulatory relief for certain smaller and regional financial institutions, such as the Company and the Bank. The EGRRCPA, among other things, provides financial institutions with less than $10 billion in total consolidated assets with relief from certain capital requirements and exempts banks with less than $250 billion in total consolidated assets from the enhanced prudential standards and the company-run and supervisory stress tests required under the Dodd-Frank Act.

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
In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB and its impact on our business are uncertain.
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

In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, are required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.
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

On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule intended to strengthen and modernize the CRA regulatory framework. The final rule updates the CRA regulations to, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The final rule adopts a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the rule’s requirements are effective beginning January 1, 2026. The remaining requirements, including the data reporting requirements, are effective January 1, 2027. The final rule has been subject to an injunction since March 29, 2024, and the effective dates will be extended pending resolution of the lawsuit.
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

FDIC Insurance Premiums. The deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. For the years ended December 31, 2024 and 2023, the Bank recorded $1.3 million and $1.4 million, respectively, for FDIC insurance premiums.

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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2024, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule.
Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

On July 26, 2023, the SEC issued a final rule requiring enhanced standardized disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as the Company, that are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). The final rule requires current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.
To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of digital banking, mobile banking and other technology-based products and services by us and our customers.

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
Our business and operations, which primarily consist of banking activities, including lending money to customers and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S. generally, and in the Washington, D.C. metropolitan area in particular. The economic conditions in our local markets may be different from the economic conditions in the U.S. as a whole. If economic conditions in the U.S. or any of our markets weaken, our growth and profitability from our operations could be constrained. In addition, foreign economic and political conditions could affect the stability of global financial markets, which could hinder economic growth. The current economic environment is characterized by higher interest rates as a result of contractionary monetary policy which could impact our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.
Our business is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.
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

In 2022 and continuing into 2023, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 and four times in 2023 from 0 - 0.25% at the beginning of 2022 to 5.25 - 5.50% as of December 31, 2023. During 2024, the federal funds target rate reduced 100 basis points, but remained at an elevated level of 4.25 - 4.50%. Higher market interest rates have increased funding costs and decreased loan demand. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits. Additionally, inflation generally increases the cost of products and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of products and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. If inflationary pressures do not subside, sustained higher interest rates by the Federal Reserve may be needed, which could weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition, and results of operations.
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

We rely on customer deposits, including brokered deposits, and to a lesser extent FHLB advances to fund our operations. Although we have historically been able to replace customer deposit withdrawals, maturing deposits, and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

We may not be able to retain or grow our core deposit base, which could adversely impact our funding costs.

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our diverse deposit base. As of December 31, 2024, we had $1.87 billion in deposits and approximately 8% of our deposits are derived from one customer relationship. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health, and general reputation and adverse developments in general economic conditions of an individual's business, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 31% of our deposits were uninsured when excluding collateralized deposits, and we rely on these deposits for liquidity. Any such loss of funds could result in lower loan originations and decrease in liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates increased in 2022 and 2023, we experienced significant unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated statements of condition and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. During 2023, we rebalanced our investment securities portfolio by selling $102.5 million in book value available-for-sale securities with a weighted average rate of 1.54%, resulting in realized losses of $15.6 million, which are expected to be earned back over approximately 3 years. The net proceeds of the rebalancing were used to pay down FHLB advances and fund newly originated loans. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost basis, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
Our risk management practices, such as monitoring the concentrations of our loans and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting related customers and the quality of the loan portfolio. Many of our loans are made to small businesses that are less able to withstand competitive, economic, and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce, unemployment or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our loans are and will continue to be real estate related loans in the Washington, D.C. and Baltimore metropolitan areas. Adverse changes in the real estate market or economy in this area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.
We make loans primarily to borrowers in the Washington, D.C. and Baltimore metropolitan areas, focusing on the Virginia counties of Arlington, Fairfax, Loudoun, and Prince William and the independent cities located within those counties, Washington D.C., and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. Actual and proposed spending cuts by the U.S. government, particularly those resulting in job losses in and around the Washington, D.C. metropolitan area, could have a negative impact on the markets we serve, which could adversely affect our business, financial condition, and results of operations. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
Increases to our nonperforming assets or other problem assets will have an adverse effect on our earnings.
As of December 31, 2024, we had nonperforming loans and loans 90 days or more past due of $12.9 million, or 0.69% of total loans, net of deferred fees. If loans become 90 or more days past due and still accruing and move to nonaccrual, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for credit losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of other real estate owned ("OREO") or other collateral. Additionally, the resolution of nonperforming assets and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. As of December 31, 2024, we had no OREO.
Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. and Baltimore metropolitan areas and substantially all of our loans are to borrowers in those areas. At December 31, 2024, 83% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 56% of our portfolio. Construction and land development loans comprised 9% of total loans at December 31, 2024. These concentrations expose us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. and Baltimore metropolitan areas, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
Commercial real estate loans tend to have larger balances than single family mortgage loans and other consumer loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Because the loan portfolio contains a significant number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. Some segments have shown some signs of weakness as rising expenses and debt costs and lower valuations have impacted credit quality metrics. Vacancy rates have risen in the office sector, which is experiencing significant structural shifts that could take several years to fully materialize as remote work practices normalize. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. A decline in the value of the collateral for a loan may require us to increase our allowance for credit losses, which would adversely affect our earnings and financial condition.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced significant growth in our commercial real estate portfolio in recent years. As of December 31, 2024, commercial real estate loans, as defined for regulatory purposes, represented 371% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 59% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 68% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
Our government contractor customers, and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted by reductions in spending by the federal government and/or a budget impasse.
At December 31, 2024, 18% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 37% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $326.8 million to such borrowers. We are actively seeking to expand our exposure to this business segment. In the event of significant reductions in spending and/or a government shutdown, these customers may have their government contracts reduced or terminated, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.
Our government contractor customers could also withdraw their deposit balances during a shutdown to fund current operations, resulting in additional liquidity risk. Additionally, layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in our market and the general economy of the Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by our customers. As a result, significant reductions in spending and/or a government shutdown could lead to an increase in the levels of past due loans, nonperforming loans, allowance for credit losses and charge-offs, and a decline in liquidity.
We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk.
We enter into off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit, and guarantees which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and guarantees written is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
Our allowance for credit losses may be inadequate to absorb actual losses in the loan portfolio, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Although we endeavor to maintain our allowance for credit losses at a level adequate to absorb expected losses in the loan portfolio, the determination of the appropriate level of the allowance for credit losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, and the accuracy of our judgments depends on the outcome of future events. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (i) the geographic concentration of our loans, (ii) the concentration of higher risk loans, such as commercial real estate, and commercial and industrial loans, and (iii) the relative lack of seasoning of certain loans.
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
The banking business is highly competitive. We compete for loans and deposits with other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Washington, D.C. and Baltimore metropolitan areas and elsewhere, as well as nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Banks are facing significant competition from higher-yielding choices, such as U.S. Treasury securities and money market funds, which have contributed to pushing rates higher. These differences in resources, regulation, competitive advantages, and business strategy create a competitive landscape that may decrease our net interest margin, increase our operating costs, and make it harder to compete profitably. Our profitability depends upon our continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in our market areas and others of which maintain only a virtual presence. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In order to continue to grow successfully, we must also identify and retain experienced banking officers with local expertise and relationships. We expect that competition for experienced loan and deposit officers will continue to be intense and that there will be a limited number of qualified bankers with knowledge of, and experience in, the community banking industry in our market area. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current banks. In addition, the process of identifying and recruiting loan officers with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could adversely affect our business, financial condition and results of operations. The lack of acquisition opportunities in the future, or our inability to successfully bid for such opportunities as are available, could result in a slower pace of growth.
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
There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, a failure to maintain adequate internal controls and compliance processes, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing our strategic initiatives. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our earnings and profitability and therefore on our business, financial condition, and results of operations.

We may face risks with respect to future expansion or acquisition activity.
We selectively seek to expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining our business and that of the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business, diversion of management attention, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to us is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.
We may not be successful in overcoming these risks or other problems encountered in connection with potential acquisitions or other expansion activity. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, or results of operations.
Additionally, at December 31, 2024, we had $7.2 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operations may be adversely affected if that goodwill is determined to be impaired, which would require us to take an impairment charge.
New lines of business, products, product enhancements or services may subject us to additional risk.
From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, implementing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources. We may underestimate the appropriate level of resources or expertise necessary to make new lines of business or products successful or to realize their expected benefits. We may not achieve the milestones set in initial timetables for the development and introduction of new lines of business, products, product enhancements or services, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also decide to discontinue businesses or products, due to lack of customer acceptance or profitability. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, and results of operations.
Operational Risks
We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions, or breaches of security could adversely affect our operations and financial condition.
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems. We outsource many of our major systems, such as data processing, deposit processing, loan origination, email and anti-money laundering monitoring systems. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on secured processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.
In addition, we provide our customers the ability to bank remotely, including online over the internet and through mobile banking applications. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third party providers. To the extent that our activities, the activities of our customers, or the activities of our third party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation, and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations, and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
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
A successful penetration or circumvention of the security of our systems, including those of third party providers or other financial institutions, or the failure to meet regulatory requirements for security of our systems, could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers or counterparties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation and regulatory exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Failure to keep up with the rapid technological changes in the financial services industry could have a material adverse effect on our competitive position and profitability.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology driven products and services effectively or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete effectively and could have a material adverse effect on our business, financial condition, or results of operations. As these technologies are improved in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition, and results of operations.
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

We face scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. In March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements. Investor advocacy groups, investment funds and influential investors may also focus on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
Risks Related to Our Securities
We may need to raise additional capital in the future, and we may not be able to do so.
Access to sufficient capital is critical in order to enable us to implement our business plan, support our business, expand our operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact our ability to support and to grow our operations. If we grow our operations faster than we generate capital internally, we will need to access the capital markets. We may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, our financial condition and our results of operations. Economic conditions and a loss of confidence in financial institutions may increase our cost of capital and limit access to some sources of capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on our business, financial condition, and results of operations.
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
Risks Related to Our Industry

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and financial accounting or reporting, including changes in them or our failure to comply with them, may adversely affect our results of operations.

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

The nature of our business makes us sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on our business, financial condition, and results of operations.
Regulatory initiatives regarding bank capital requirements may require heightened capital.
We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III rules require bank holding companies and their subsidiaries to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. The Bank must also comply with the capital requirements set forth in the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition, and results of operations.
Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third party vendors in our business and we rely on some of these vendors for critical functions including, but not limited to, our core processing function. Third party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. We expect our regulators to hold us responsible for deficiencies in our oversight or control of our third party vendor relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition, and results of operations.
General Risks

Severe weather, natural disasters, geopolitical conditions, trade restrictions and tariffs, and acts of war or terrorism, public health issues, and other external events could significantly impact our business.

Severe weather, natural disasters, geopolitical conditions, trade restrictions and tariffs, acts of war or terrorism, public health issues, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce outputs or take actions that are incorrect, that reflect biases included in the data on which they are trained, that result in the release of private, confidential, or proprietary information, that infringe on the intellectual property rights of others, or that are otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous outputs, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the outputs of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Information security, which includes cybersecurity, is a significant operational risk facing our business. Cybersecurity risks include intentional malicious attacks or unintentional acts that result in an impact to the confidentiality, integrity or availability of our or our clients’ or third parties' operations, systems or data.

Management assesses and manages material risks from cybersecurity threats through designated management positions and committees that are responsible for overseeing technology and information security. Our Chief Technology & Information Security Officer is responsible for information security and cybersecurity risk management. He has over 25+ years of experience in financial services, including 15+ years in information technology, and among other duties, is responsible for the security and integrity of systems, applications and databases and coordinates security implementations, monitoring, and enforcement.

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

We currently use the Federal Financial Institutions Examination Council’s Cybersecurity Assessment Tool ("FFIEC CAT") to help us identify our cybersecurity risks and determine our cybersecurity preparedness. This assessment tool incorporates regulatory guidance as well as concepts from other industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. The results of the assessment are used to determine risk management practices and controls in order to align our cybersecurity preparedness to address the identified risks within our risk appetite. We engage a third-party to provide an annual risk assessment of our compliance with interagency guidelines for safeguarding confidential customer information. This risk assessment focuses on our information security program and the controls in place to protect client information. The results of the risk assessment are analyzed and used to improve our information security program where needed. Internal audits, regulatory examinations and third-party assessments of our processes in information technology and information security also help us assess our cybersecurity preparedness and whether risk management practices and controls need adjustment. Risk issues are identified through assessments, audits, examinations and security testing. Findings are tracked and reported to the Bank’s Technology Committee, and the Audit Committee of the Board of Directors. The FFIEC CAT will sunset in Fall 2025. We are currently evaluating other assessment tools which will be implemented in 2026.

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

We leverage multiple managed security service providers to monitor key system and network activity on a 24 hour basis to detect and alert the information technology team of cyber threats and potential cybersecurity events of concern. In addition to monitoring for security events, cyber threat intelligence sources are analyzed in order to understand potential cyber threats and techniques that may be used in cyberattacks against us and to monitor for such threats. Examples of cyber threat intelligence sources include the Financial Services Information Sharing and Analysis Center, trade organizations, the Cybersecurity and Infrastructure Security Agency, security service providers, vendor alerts, and open-source intelligence sources. The Bank utilizes cybersecurity tools to detect and prevent successful phishing campaigns. All employees receive three training sessions annually covering social engineering, phishing and current scam events, followed by periodic testing.

Our cybersecurity risk management processes are integrated into our overall risk management system through our risk management committee structure. These committees have processes to help facilitate appropriate and effective oversight of cybersecurity risk, including tracking and reporting of cybersecurity risks and remediation plans. The Bank maintains a chartered Technology Committee, which is responsible for the oversight of policies and practices relating to the identification, assessment, measurement, monitoring and management of our technology and information security risks. The Technology Committee is chaired by our Chief Technology & Information Security Officer and members include two members from our Board of Directors, one independent Director and the President, Chief Financial Officer, Chief Banking Officer, IT Infrastructure & Security Manager, and officers of key business systems. The Chief Technology & Information Security Officer reports the cyber security status of the Bank to our Board of Directors on a monthly basis. These reports include performance metrics, security events, penetration testing, training, audit results, new system and vulnerability assessments and the identification and remediation of cybersecurity risks. The Information Security Officer also provides information regarding the threat environment and our efforts to detect, prevent and respond to internal and external critical threats

The Board of Directors, leveraging the efforts of the Technology Committee, oversees our continuing efforts to strengthen our information security infrastructure and staffing, adhere to regulatory guidelines and enhance our processes, technology controls and cybersecurity defenses. Our Chief Technology & Information Security Officer regularly reports to the Board of Directors on security matters, our Risk Management Committee establishes and reviews key cyber risk indicators and performance metrics, and our Technology Committee assesses and disseminates periodic updates on information security risk, the maturity of our information security program, and related investments and results.

Item 2. Properties
Our executive offices and the main office of the Bank are located at 11325 Random Hills Road, Fairfax, Virginia, 22030. In addition to our main office, we also maintain eight additional branch offices in Arlington, Virginia; the independent city of Manassas, Virginia; Reston, Fairfax County, Virginia; Springfield, Fairfax County, Virginia; Montgomery County and Baltimore, Maryland; and Washington, D.C. We also maintain an operations center in Manassas. We lease all but one location; our branch located in Baltimore, Maryland. We also lease a loan production office in Towson, Maryland.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." As of March 14, 2025, there were 402 holders of record of our common stock and approximately 1,682 total beneficial shareholders.
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
On December 15, 2022, the Company announced that the Board of Directors approved a five-for-four split of the Company's common stock in the form of a 25% stock dividend for shareholders of record on January 9, 2023. This dividend was paid on January 31, 2023.
Repurchases
On March 21, 2024, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2023. The Repurchase Program will expire on March 31, 2025, subject to earlier termination of the program by the Board of Directors. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions. For the year ended December 31, 2024, no shares of our common stock were repurchased under the program.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2024 and 2023 and the results of our operations for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations.

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
On August 31, 2021, we announced that the Bank made an investment in ACM for $20.4 million to obtain a 28% ownership interest in ACM. The Bank provides a warehouse lending facility to ACM, which includes a construction-to-permanent financing line, and has developed portfolio mortgage products to diversify our held for investment loan portfolio.
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
Critical Accounting Policies
General
The accounting principles we apply under GAAP are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.
The accounting policies we view as critical are those relating to judgments, assumptions, and estimates regarding the determination of the allowance for credit losses on our loan portfolio.
Allowance for Credit Losses - Loans
We maintain the allowance for credit losses ("ACL") at a level that represents management’s best estimate of expected losses in our loan portfolio.

Accounting Standards Codification ("ASC") 326 requires that an estimate of expected credit losses be immediately recognized and reevaluated over the contractual life of the financial asset. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loan portfolio. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Recoveries are recorded to the extent they do not exceed the aggregate of amounts previously charged-off.
Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually, is segmented based on call report code and processed through a non-discounted cash flow valuation model. In particular, loan-level probability of default ("PD") and severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on peer historical loan-level performance data, are calibrated to incorporate our reasonable and supportable forecast of future losses as well as any necessary qualitative adjustments.

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

The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires us to make significant judgments concerning credit risks and trends using quantitative and qualitative information, as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions, including unforeseen events, changes in asset-specific risk characteristics, and other economic factors, both within and outside our control, may indicate the need for an increase or decrease in the ACL on loans. While we make every effort to utilize the best information available in making our assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Our methodology utilized in the estimation of the ACL, which is performed at least quarterly, is designed to be dynamic and responsive to changes in our loan portfolio credit quality, composition, and forecasted economic conditions. The review of the reasonableness and appropriateness of the ACL is reviewed by the ACL Committee for approval as of the valuation date. Additionally, information is provided to the Board of Directors on a quarterly basis along with our consolidated financial statements.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the ACL and the current level of the allowance are appropriate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would be recorded, and would negatively impact earnings.

Financial Overview
For the years ended December 31, 2024 and 2023, we continued our focus on organic growth, capitalizing on new customer relationships we obtained through centers of influence and portfolio cultivation.
•Total assets increased to $2.20 billion compared to $2.19 billion at December 31, 2024 and 2023, respectively, an increase of $8.4 million.
•Total loans, net of deferred fees, increased $41.7 million, or 2%, from December 31, 2023 to December 31, 2024. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets of 0.58% at December 31, 2024, compared to 0.08% at December 31, 2023.
•Total deposits increased $25.3 million or 1%, from December 31, 2023 to December 31, 2024. Noninterest-bearing deposits were $365.7 million at December 31, 2024, or 19.5% of total deposits. At December 31, 2024, core deposits, which exclude wholesale deposits, increased $20.7 million from December 31, 2023, or 1%.
•Net income was $15.1 million for the year ended December 31, 2024 compared to $3.8 million for 2023. During 2024, we surrendered $48.0 million in BOLI policies, which resulted in a nonrecurring increase of $2.4 million to our tax provisioning related to the loss of the tax favored status of prior appreciation. For the year ended December 31, 2023, net income included after-tax losses totaling $12.2 million related to the sale of $101.7 million in book value available-for-sale investment securities and nonrecurring noninterest expense totaling $457 thousand related to office space reductions and severance costs. Commercial bank operating earnings (non-GAAP), which excludes the securities sales and other nonrecurring items discussed more fully below under "Results of Operations", for the year ended December 31, 2024 and 2023 was $17.4 million and $16.3 million, respectively. For a reconciliation of this non-GAAP information which excludes the effect of these non-recurring items, please refer to the table below.
•Net interest income increased $1.2 million, or 2%, to $55.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Interest income on loans increased $8.3 million and interest expense on deposits increased $5.9 million for 2024 compared to 2023. Net interest margin for 2024 was 2.62% compared to 2.49% for 2023, an increase of 13 basis points, or 5%.
•The provision for credit losses totaled $6 thousand in 2024, compared to a provision for credit losses totaling $132 thousand in 2023. The decrease in the provision for credit losses in 2024 was the result of the decline in our real estate concentration qualitative factor, which reduced the qualitative portion of the ACL during 2024.
•Noninterest income for 2024 increased to $2.5 million compared to loss of $13.4 million for 2023. This increase was primarily driven by the loss related to the sales of available-for-sale securities during 2023.
•Noninterest expense was $35.8 million and $36.7 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $842 thousand, or 2%. This decrease was primarily a result of a decrease in salaries and benefits expense through reduced staffing associated with process improvements through our investment in technology.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
Years Ended December 31, 2024 and 2023
(Dollars in thousands, except per share data)

	2024	2023
Net income (as reported)	$15,064	$3,822
(Gain) loss on sale of available-for-sale investment securities	(9)	15,577
Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	2,386	—
Office space reduction and severance costs	—	457
Provision (benefit) for income taxes associated with non-GAAP adjustments	—	(3,527)
Non-GAAP commercial bank operating earnings, excluding above items	$17,441	$16,329
Earnings per share - basic (GAAP net income)	$0.83	$0.22
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.14	$0.70
Earnings per share - basic (non-GAAP commercial bank operating earnings)	$0.97	$0.92
Earnings per share - diluted (GAAP net income)	$0.82	$0.21
Adjusted earnings per share - Non-GAAP expenses including provision for income taxes	$0.13	$0.69
Adjusted earnings per share - diluted (non-GAAP commercial bank operating earnings)	$0.95	$0.90
Return on average assets (GAAP net income)	0.69%	0.17%
Adjusted Non-GAAP expenses including provision for income taxes	0.11%	0.55%
Adjusted return on average assets (non‑GAAP commercial bank operating earnings)	0.80%	0.72%
Return on average equity (GAAP net income)	6.64%	1.82%
Adjusted Non-GAAP expenses including provision for income taxes	1.05%	5.96%
Adjusted return on average equity (non‑GAAP commercial bank operating earnings)	7.69%	7.78%

Below shows selected financial data for the periods ended December 31, 2024 and 2023.
Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Income Statement Data:
Interest income	$113,312	$106,615
Interest expense	57,723	52,219
Net interest income	55,589	54,396
Provision for credit losses	6	132
Net interest income after provision for credit losses	55,583	54,264
Non‑interest income (loss)	2,534	(13,370)
Non‑interest expense	35,820	36,662
Net income before income taxes	22,297	4,232
Provision for income taxes	7,233	410
Net income	$15,064	$3,822

	Years Ended December 31,
	2024	2023

Balance Sheet Data:
Total assets	$2,198,950	$2,190,558
Loans receivable, net of fees	1,870,235	1,828,564
Allowance for credit losses	(18,129)	(18,871)
Total investment securities	156,740	171,859
Total deposits	1,870,605	1,845,292
Other borrowed funds	68,695	104,620
Total shareholders' equity	235,354	217,117
Common shares outstanding	18,204	17,807
Per Common Share Data:
Basic net income	$0.83	$0.22
Fully diluted net income	0.82	0.21
Book value	12.93	12.19
Tangible book value(1)	12.52	11.77
Performance Ratios:
Return on average assets	0.69%	0.17%
Return on average equity	6.64	1.82
Net interest margin(2)	2.62	2.49
Efficiency ratio(3)	61.63	89.36
Non‑interest income to average assets	0.12	(0.59)
Non‑interest expense to average assets	1.65	1.61
Loans receivable, net of fees to total deposits	99.98	99.09
Asset Quality Ratios:
Net charge‑offs (recoveries) to average loans receivable, net of fees	0.04%	0.02%
Nonperforming loans to loans receivable, net of fees	0.69	0.10
Nonperforming assets to total assets	0.58	0.08
Allowance for credit losses to nonperforming loans	141.38	1,031.77
Allowance for credit losses on loans to loans receivable, net of fees	0.97	1.03
Capital Ratios (Bank Only):
Tangible common equity	10.87%	10.12%
Total risk‑based capital	14.73	13.83
Common Equity Tier 1 capital	13.74	12.80
Leverage capital ratio	11.74	10.77
Other:
Average shareholders' equity to average total assets	10.42%	9.24%
Average loans receivable, net of fees to average total deposits	102.54	96.52
Average common shares outstanding:
Basic	18,057	17,723
Diluted	18,397	18,231
______________________

(1)Non-GAAP: Tangible book value is calculated as total stockholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.
(2)Net interest margin is calculated as net interest income divided by total average earning assets.
(3)Efficiency ratio is calculated as total noninterest expense divided by the total of net interest income and noninterest income.

Non‑GAAP Reconciliation	Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023
Total stockholders' equity	$235,354	$217,117
Less: goodwill and intangibles, net	(7,420)	(7,585)
Tangible Common Equity	$227,934	$209,532
Book value per common share	$12.93	$12.19
Less: intangible book value per common share	(0.41)	(0.42)
Tangible book value per common share	$12.52	$11.77
Results of Operations— Years Ended December 31, 2024 and December 31, 2023
Overview
We recorded net income of $15.1 million, or $0.82 per diluted common share, for the year ended December 31, 2024, compared to net income of $3.8 million, or $0.21 per diluted common share for the year ended December 31, 2023. Net income for 2024 includes the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense. The net proceeds of the BOLI surrender were reinvested in our loan portoflio. For the year ended December 31, 2023, net income included after-tax losses totaling $12.2 million related to the sale of $102.5 million in book value available-for-sale investment securities. Commercial bank operating earnings (non-GAAP), which exclude the taxes associated with the BOLI surrender, securities losses, and other nonrecurring expense items that were recorded during 2024 and 2023, were $17.4 million and $16.3 million, respectively. Diluted commercial bank operating earnings per share (non-GAAP) for the year ended December 31, 2024 and 2023 were $0.95 and $0.90, respectively.
Net interest income increased $1.2 million to $55.6 million for the year ended December 31, 2024, compared to $54.4 million for the year ended December 31, 2023. For the year ended December 31, 2024, we recorded a provision for credit losses of $6 thousand compared to $132 thousand for the year ended December 31, 2023. We reported noninterest income of $2.5 million for the year ended December 31, 2024, compared to a loss of $13.4 million for 2023, which was primarily driven by the losses recorded on the sale of available-for-sale securities totaling $15.6 million for the year ended December 31, 2023.
Noninterest expense was $35.8 million and $36.7 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $842 thousand, or 2%. The decrease in noninterest expense was primarily a result of a decrease in salaries and benefits expense, which decreased $1.9 million, a result of reduced staffing and process improvements through technology investments. Included in noninterest expense for the year ended December 31, 2023 was $457 thousand related to office space reductions and severance costs.
The return on average assets for the years ended December 31, 2024 and 2023 was 0.69% and 0.17%, respectively. The return on average equity for the years ended December 31, 2024 and 2023 was 6.64% and 1.82%, respectively. The return on average assets for the years ended December 31, 2024 and 2023 based on commercial bank operating earnings (non-GAAP) was 0.80% and 0.72%, respectively. The return on average equity for the years ended December 31, 2024 and 2023 based on commercial bank operating earnings (non-GAAP) was 7.69% and 7.78%, respectively. See the above table for a reconciliation of GAAP net income to commercial bank operating earnings (non-GAAP).

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2024 and 2023.
Average Balances and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2024 and 2023
(Dollars in thousands)

	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,076,027	$55,116	5.12%	$1,103,325	$53,356	4.84%
Commercial and industrial	262,844	21,099	8.03%	206,432	15,170	7.35%
Commercial construction	165,134	12,044	7.29%	154,658	10,917	7.06%
Consumer real estate	341,843	16,616	4.86%	358,740	17,039	4.75%
Warehouse facilities	17,408	1,284	7.38%	19,097	1,343	7.03%
Consumer nonresidential	6,214	509	8.19%	6,056	548	9.05%
Total loans(1)	1,869,470	106,668	5.71%	1,848,308	98,373	5.32%

Investment securities(2)	208,406	4,351	2.09%	287,454	5,606	1.95%
Interest-bearing deposits at other financial institutions	44,360	2,293	5.17%	50,705	2,641	5.21%
Total interest‑earning assets and interest income	$2,122,236	$113,312	5.34%	$2,186,467	$106,620	4.88%

Noninterest‑earning assets:
Cash and due from banks	7,474			6,168
Premises and equipment, net	930			1,121
Accrued interest and other assets	64,310			97,440
Allowance for credit losses	(18,963)			(18,602)
Total assets	$2,175,987			$2,272,594

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$571,432	$19,526	3.42%	$581,655	$16,903	2.91%
Savings and money markets	344,272	12,384	3.60%	254,721	6,102	2.40%
Time deposits	275,288	11,979	4.35%	349,270	12,791	3.66%
Wholesale deposits	263,664	9,317	3.53%	303,472	11,549	3.81%
Total interest ‑ bearing deposits	1,454,656	53,206	3.66%	1,489,118	47,345	3.18%

Other borrowed funds	79,874	3,490	4.37%	102,050	3,844	3.77%
Subordinated notes, net of issuance costs	19,613	1,027	5.23%	19,590	1,030	5.26%
Total interest‑bearing liabilities and interest expense	$1,554,143	$57,723	3.71%	$1,610,758	$52,219	3.24%
Noninterest‑bearing liabilities:
Demand deposits	368,591			425,914
Other liabilities	26,408			26,013
Common stockholders' equity	226,845			209,909
Total liabilities and stockholders' equity	$2,175,987			$2,272,594
Net interest income and net interest margin		$55,589	2.62%		$54,401	2.49%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $1.9 million and $2.1 million for the year ended December 31, 2024 and 2023, respectively.

(2)The average balances for investment securities includes restricted stock.
The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the years ended December 31, 2024 and 2023.
Rate and Volume Analysis
Years Ended December 31, 2024 and 2023
(Dollars in thousands)

	2024 Compared to 2023
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(1,320)	$3,080	$1,760
Commercial and industrial	4,146	1,783	5,929
Commercial construction	739	388	1,127
Consumer residential	(803)	380	(423)
Warehouse facilities	(119)	60	(59)
Consumer nonresidential	14	(53)	(39)
Total loans(1)	$2,657	$5,638	$8,295

Investment securities	$(1,547)	$292	$(1,255)
Deposits at other financial institutions and federal funds sold	(330)	(18)	(348)

Total interest income	$780	$5,912	$6,692

Interest expense:

Interest - bearing deposits:
Interest checking	$(297)	$2,920	$2,623
Savings and money markets	2,149	4,133	6,282
Time deposits	(2,707)	1,895	(812)
Wholesale deposits	(1,517)	(715)	(2,232)
Total interest - bearing deposits	$(2,372)	$8,233	$5,861

Other borrowed funds	(833)	479	(354)
Subordinated notes, net of issuance costs	2	(5)	(3)
Total interest expense	$(3,203)	$8,707	$5,504

Net interest income	$3,983	$(2,795)	$1,188
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

Net interest income for the year ended December 31, 2024 was $55.6 million compared to $54.4 million for the year ended December 31, 2023, an increase of $1.2 million, or 2%. The increase in net interest income is primarily due to an increase in loan interest income, as we have actively managed our maturing commercial real estate loan portfolio and further diversified our loan mix toward commercial & industrial loans, which generally earn higher yields, along with the repricing of our variable rate loan portfolio and new loan originations. Additionally, our yield on earning assets increased partially as a result of the balance sheet repositionings we completed during 2023.
Our net interest margin for the years ended December 31, 2024 and 2023 was 2.62% and 2.49%, respectively. The increase in our net interest margin was primarily a result of the increased rate environment, which improved our yields on earning assets during 2024. The yield on interest-earning assets increased 46 basis points to 5.34% for the year ended December 31, 2024, compared to 4.88% for the same period of 2023, a result of the increased rate environment during 2024 and our balance sheet repositionings from 2023. Our cost of funds increased 44 basis points to 3.00% for the year ended December 31, 2024, from 2.56% for the year ended December 31, 2023, which was primarily attributable to the repricing of our interest-bearing deposits to higher interest rates during 2024. Cost of deposits (which includes noninterest-bearing deposits) was 2.92% for the year ended December 31, 2024 compared to 2.47% for the same period of 2023. Cost of other borrowed funds increased 60 basis points to 4.37% for the year ended December 31, 2024 compared to 3.77% for the year ended December 31, 2023.
Average interest-earning assets decreased $64.2 million, or 3%, to $2.12 billion at December 31, 2024 compared to $2.19 billion at December 31, 2023. This decrease was primarily related to the sales of investment securities available-for-sale that were completed during 2023, decreasing the average balances of our investment securities by $79.0 million. Total interest income increased $6.7 million, or 6%, to $113.3 million for the year ended December 31, 2024 compared to $106.6 million for the year ended December 31, 2023. Average rate significantly improved interest income during 2024, as rate contributed $5.9 million in interest income.
Average loans receivable increased $21.2 million to $1.87 billion for the year ended December 31, 2024, compared to $1.85 billion for the year ended December 31, 2023. The yield on average loans increased 39 basis points to 5.71% for the year ended December 31, 2024. The increase in the average rate of loans receivable contributed $5.6 million to interest income while the increase in average loan volume contributed $2.7 million to interest income. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2024 and 2023.
Average investment securities decreased $79.0 million to $208.4 million for the year ended December 31, 2024, compared to $287.5 million for the year ended December 31, 2023. The decrease in average investment securities was primarily a result of repositioning the investment portfolio with the sale of $102.5 million in book value available-for-sale investment securities during 2023. The yield on average investment securities increased 14 basis points to 2.09% for the year ended December 31, 2024, primarily as a result of the sale of lower yielding securities in 2023 relative to the average yield of the securities portfolio.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, decreased $6.3 million to $44.4 million for the year ended December 31, 2024, compared to $50.7 million for the year ended December 31, 2023. The yield on average interest-earning deposits decreased 4 basis points to 5.17% for the year ended December 31, 2024, primarily as a result of the Federal Reserve's Federal Open Market Committee ("FOMC") decision to begin decreasing its targeted federal funds rate in September 2024.
Total average interest-bearing liabilities decreased $56.6 million to $1.55 billion at December 31, 2024 compared to $1.61 billion at December 31, 2023. Conversely, interest expense increased $5.5 million to $57.7 million for the year ended December 31, 2024 compared to $52.2 million for the year ended December 31, 2023. The increase in the average rate significantly impacted interest expense during 2024, as average volume decreased interest expense $3.2 million while average rate increases contributed $8.7 million in interest expense.
Total average interest-bearing deposits decreased $34.5 million to $1.45 billion at December 31, 2024 compared to $1.49 billion at December 31, 2023. Interest expense on deposits increased $5.9 million to $53.2 million for the year ended December 31, 2024 compared to $47.3 million for the year ended December 31, 2023, primarily a result of the increase in the cost of interest-bearing deposits, which increased 48 basis points to 3.66% for the year ended December 31, 2024, compared to 3.18% for the year ended December 31, 2023. Average noninterest-bearing deposits decreased $57.3 million, or 13%, to $368.6 million at December 31, 2024, compared to $425.9 million at December 31, 2023. Competition for deposits along with higher interest rates resulted in customers' movement of excess funds from noninterest-bearing into interest-bearing deposit products. Average interest checking deposits decreased $10.2 million to $571.4 million as of December 31, 2024 compared to $581.7 million as of December 31, 2023. Average savings and money market deposits increased $89.6 million to $344.3 million as of December 31, 2024 compared to $254.7 million as of December 31, 2023. Average time deposits decreased $74.0 million to $275.3 million as of December 31, 2024 compared to $349.3 million at December 31, 2023, as time deposits that were originated during 2023 with a weighted average rate of 4.81% matured during 2024. Average wholesale deposits decreased $39.8 million to $263.7 million as of December 31, 2024 compared to $303.5 million as of December 31, 2023.
Average other borrowed funds decreased $22.2 million to $79.9 million for the year ended December 31, 2024, compared to $102.1 million for the year ended December 31, 2023. Interest expense on other borrowed funds decreased $352 thousand for the year ended December 31, 2024 to $3.5 million compared to $3.8 million for the same period of 2023.
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
We recorded provision for credit losses totaling $6 thousand and $132 thousand for the years ended December 31, 2024 and 2023, respectively. The allowance for credit losses was $18.1 million and $18.9 million at December 31, 2024 and 2023, respectively. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 0.97% and 1.03% at December 31, 2024 and 2023, respectively.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Nonperforming loans at December 31, 2024 totaled $12.9 million, or 0.58% of total assets, compared to $1.8 million, or 0.08%, of total assets at December 31, 2023. We had no other real estate owned at December 31, 2024 and 2023, respectively. We recorded net charge-offs of $839 thousand and $375 thousand for the years ended December 31, 2024 and December 31, 2023, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the years ended December 31, 2024 and 2023.
Noninterest Income
Years Ended December 31,2024 and 2023
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	Change from Prior Year
			Amount	Percent
Service charges on deposit accounts	$1,126	$1,028	$98	9.5%
Fees on loans	185	388	(203)	(52.3)%
BOLI income	397	1,452	(1,055)	(72.7)%
Income (loss) from minority membership interest	376	(1,110)	1,486	(133.9)%
Loss on sale of available-for-sale securities	—	(15,577)	15,577	(100.0)%
Other fee income	450	449	1	0.2%
Total noninterest income (loss)	$2,534	$(13,370)	$15,904	(119.0)%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. For the year ended December 31, 2024, we recorded noninterest income of $2.5 million compared to a loss of $13.4 million for same period of 2023.
We recorded income from our minority membership interest in ACM totaling $376 thousand for the year ended December 31, 2024, compared to a loss of $1.1 million for same period of 2023.
Fee income from loans was $185 thousand for the year ended December 31, 2024, compared to $388 thousand for the same period of 2023, a result of decreased loan swap fee income. Service charges on deposits were $1.1 million for the year ended December 31, 2024, compared to $1.0 million for the same period of 2023, an increase of $98 thousand, or 10%. Income from BOLI decreased to $397 thousand for the year ended December 31, 2024 compared to $1.5 million for same period of 2023, the decrease being a result of surrendering our BOLI policies during the first quarter of 2024.

Noninterest Expense
The following table reflects the components of noninterest expense for the years ended December 31, 2024 and 2023.
Noninterest Expense
Years Ended December 31, 2024 and 2023
(Dollars in thousands)

	2024	2023	Change from Prior Year
			Amount	Percent
Salaries and employee benefits	$18,752	$20,643	$(1,891)	(9.2)%
Occupancy expense	2,027	2,357	(330)	(14.0)%
Internet banking and software expense	2,990	2,505	485	19.4%
Data processing and network administration	2,719	2,468	251	10.2%
State franchise taxes	2,358	2,338	20	0.9%
Audit, legal and consulting fees	927	858	69	8.0%
Loan related expenses	899	(10)	909	(9090.0)%
FDIC insurance	1,321	1,433	(112)	(7.8)%
Marketing, business development and advertising	969	724	245	33.8%
Director fees	637	660	(23)	(3.5)%
Postage, courier and telephone	190	185	5	2.7%
Core deposit intangible amortization	165	205	(40)	(19.5)%
Tax credit amortization	—	126	(126)	(100.0)%
Other operating expenses	2,031	2,170	(139)	(6.4)%
Total noninterest expense	$35,820	$36,662	$(1,006)	(2.7)%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $35.8 million and $36.7 million for the years ended December 31, 2024 and 2023, respectively.
Salaries and benefits expense decreased $1.9 million to $18.8 million for the year ended December 31, 2024 compared to $20.6 million for the same period in 2023, which was primarily related to reduced staffing as a result of process improvements from technology investments. Occupancy expense decreased $330 thousand for the year ended December 31, 2024 compared to the same period of 2023, which was primarily related to the office space reduction initiatives that were completed during the fourth quarter of 2023. These decreases were partially offset by an increase in internet banking and software expense of $485 thousand to $3.0 million for the year ended December 31, 2024, compared to $2.5 million for the same period of 2023, a result of the implementation of enhanced customer software solutions during 2023. Lastly, loan related expenses increased $909 thousand during 2024 compared to the prior year, as we received a recovery of legal expenses in 2023 associated with a previous watchlist credit.
Income Taxes
For the year ended December 31, 2024 and 2023, the provision for income taxes was $7.2 million and $410 thousand, respectively. The provision for income taxes for the year ended December 31, 2024 includes additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand related to the above mentioned surrender of our BOLI policies. Our effective tax rate, excluding the additional income taxes and penalties associated with our BOLI surrender, for December 31, 2024 was 22.0%. For the year ended December 31, 2023, our effective tax rate was 9.7%, which was reduced as a result of the losses recorded on the sale of investment securities available-for-sale during 2023.

Discussion and Analysis of Financial Condition
Overview
At December 31, 2024, total assets were $2.20 billion, an increase of $8.4 million, from $2.19 billion at December 31, 2023. Investment securities were $156.7 million at December 31, 2024, a decrease of $15.1 million, from $171.9 million at December 31, 2023. Total deposits increased $25.3 million, or 1%, to $1.87 billion at December 31, 2024, from $1.85 billion at December 31, 2023. From time to time, we may utilize funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at December 31, 2024 and December 31, 2023. The Bank had FHLB advances outstanding of $50.0 million and $85.0 million at December 31, 2024 and December 31, 2023, respectively. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million and $19.6 million at December 31, 2024 and December 31, 2023, respectively.
We review our balance sheet and interest rate sensitivity on an ongoing basis as part of our asset/liability risk management process. During 2024, with the expectation that short-term interest rates would continue to remain elevated, we modeled various scenarios to improve balance sheet efficiency, reduce our cost of funds, improve margin and our capital ratios. As a result, we surrendered $48.0 million of our BOLI. These policies yielded a 2.74% return (3.34% on a tax-equivalent basis). This transaction resulted in a nonrecurring increase of $2.4 million to our tax provisioning related to the loss of the tax favored status of prior appreciation. The projected earn-back period was approximately one year. We used these proceeds to pay down our high cost funding and fund new loan growth.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.87 billion at December 31, 2024 and $1.83 billion at December 31, 2023, an increase of $41.7 million, or 2%.
Commercial real estate loans totaled $1.04 billion and $1.09 billion at December 31, 2024 and 2023, and were approximately 56% and 60% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $187.8 million at December 31, 2024 compared to $212.9 million at December 31, 2023. Nonowner-occupied commercial real estate loans were $850.1 million at December 31, 2024 compared to $878.7 million at December 31, 2023. Commercial construction loans totaled $162.4 million at December 31, 2024, compared to $148.0 million at December 31, 2023 and comprised of 9% and 8% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 371% of our total risk-based capital at December 31, 2024. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $116.8 million to $336.7 million at December 31, 2024, an increase of 53%, from $219.9 million at December 31, 2023. Consumer residential loans decreased $38.0 million to $325.3 million at December 31, 2024, from $363.3 million at December 31, 2023. The decrease in residential loans was primarily a result of principal repayments during 2024.

The following table sets forth the repricing characteristics and sensitivity to interest rate changes to the outstanding principal balance of our loan portfolio at December 31, 2024.
Loan Maturities and Interest Rate Sensitivity
At December 31, 2024
(Dollars in thousands)

	One Year or Less	Between One and Five Years	Between Five and Fifteen Years	After Fifteen Years	Total
Commercial real estate	$143,124	$674,797	$219,482	$904	$1,038,307
Commercial and industrial	217,808	59,373	59,481	—	336,662
Commercial construction	118,135	15,031	29,201	—	162,367
Consumer residential	49,746	106,810	22,243	146,514	325,313
Consumer nonresidential	6,890	335	361	—	7,586
Total loans receivable	$535,703	$856,346	$330,768	$147,418	$1,870,235
Fixed—rate loans	$119,831	$555,682	$325,777	$147,418	$1,148,708
Floating—rate loans	415,872	300,664	4,991	—	721,527
Total loans receivable	$535,703	$856,346	$330,768	$147,418	$1,870,235
________________________
*Payments due by period are based on the repricing characteristics and not contractual maturities.

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $12.9 million and $1.8 million at December 31, 2024 and 2023, respectively, an increase of $11.0 million. The increase in nonperforming loans at December 31, 2024 is primarily a result of one commercial real estate loan placed on nonaccrual during the fourth quarter of 2024, totaling $10.3 million. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $468 thousand and $676 thousand at December 31, 2024 and 2023, respectively. Our ratio of nonperforming loans to total assets was 0.58% and 0.08% at December 31, 2024 and 2023, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the quarter ended December 31, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2024, we had $3.3 million in loans identified as special mention, a decrease of $3.0 million from December 31, 2023. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The decrease from December 31, 2023 was driven by several loans that were upgraded from special mention or paid off during 2024. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At December 31, 2024, we had $11.2 million in loans identified as substandard, a decrease of $11.2 million from December 31, 2023. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At December 31, 2024, reserves for individually assessed loans totaling $468 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral. At December 31, 2024, we downgraded a non-owner occupied commercial real estate loan to substandard and placed it on nonaccrual as a result of its past due status and recent poor payment history.

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
We recorded net charge-offs of $840 thousand and $375 thousand for the years ended December 31, 2024, and 2023, respectively. Net charge-offs to average loans were 0.04% and 0.02% for the years ended December 31, 2024 and 2023, respectively. The increase in net charge-offs for the year ended December 31, 2024 is a result of two loan relationships that were individually evaluated and for which reserves had been established for the shortfall of the related collateral. Each loan relationship had specific circumstances that are not indicative of any systemic issues within the Company’s loan portfolio.
The following tables provide additional information on our asset quality at the dates presented.
Nonperforming Loans and Assets
At December 31, 2024 and 2023
(Dollars in thousands)

	December 31, 2024	December 31, 2023
Nonperforming assets:
Nonaccrual loans, gross	$11,241	$1,689
Loans contractually past‑due 90 days or more and still accruing	1,619	140
Total nonperforming loans (NPLs)	$12,860	$1,829
Total nonperforming assets (NPAs)	$12,860	$1,829

NPLs/Total Assets	0.58%	0.08%
NPAs/Total Assets	0.58%	0.08%
Allowance for credit losses on loans/NPLs	140.97%	1,031.77%
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.04 billion, or 56% of total loans, at December 31, 2024 and $1.09 billion, or 60% of total loans, at December 31, 2023. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $123.8 million, or 7% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $2.3 million, or 0.12% of total loans, located in Washington, D.C. Loans secured by retail properties total $251.0 million, or 13% of total loans, at December 31, 2024. Loans secured by multi-family commercial properties totaled $162.8 million, or 9% of total loans, at December 31, 2024.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at December 31, 2024 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	69%	6	$7,374	46%	1	$2,982	Counties of Fairfax and Loudoun, Virginia and Montgomery County, Maryland	—	$—	$10,356
Office, Class B	45%	27	10,173	45%	29	56,502		—	—	66,675
Office, Class C	53%	9	5,326	39%	8	1,842		1	857	8,025
Office, Medical	39%	7	1,093	47%	6	28,060		1	9,633	38,786
Subtotal		49	$23,966		44	$89,386		2	$10,490	$123,842	7%

Retail- Neighborhood/Community Shop		—	$—	44%	31	$86,706	Prince George's County, Maryland, Baltimore County, MD, Fairfax County, VA	1	$5,538	92,244
Retail- Restaurant	57%	7	6,152	44%	16	25,832		—	—	31,984
Retail- Single Tenant	58%	5	1,919	41%	20	35,856		—	—	37,775
Retail- Anchored,Other		0	—	52%	12	35,266		—	—	35,266
Retail- Grocery-anchored		—	—	46%	9	53,753		0	—	53,753
Subtotal		12	$8,071		88	$237,413		1	$5,538	$251,022	13%

Multi-family, Class A (Market)		—	$—		2	$1,438	Washington, D.C., Baltimore City, Maryland and Richmond City, Virginia	1	$1,276	$2,714
Multi-family, Class B (Market)		—	—	62%	21	69,752		1	3,991	73,743
Multi-family, Class C (Market)		—	—	55%	58	73,141		1	997	74,138
Multi-Family-Affordable Housing		—	—	52%	5	12,157		0	—	12,157
Subtotal		—	$—		86	$156,488		3	$6,264	$162,752	9%

Industrial	51%	40	$65,926	47%	39	$124,079	Prince William County, Virginia, Fairfax County, Virginia and Howard County, Maryland	1	$1,781	$191,786
Warehouse	51%	14	18,745	27%	7	9,188		—	—	27,933
Flex	50%	12	10,212	54%	14	56,393		3	132	66,737
Subtotal		66	$94,883		60	$189,660		4	$1,913	$286,456	15%

Hotels			$—	43%	9	$54,752		1	$7,791	$62,543	3%
Mixed Use	45%	10	5,745	60%	33	60,898		—	—	66,643	4%

Land			$—			$—		11	$57,213	$57,213	3%
1- 4 family construction			$—			$—		3	48,504	48,504	2%
Other (including net deferred fees)			$55,517			$61,528			$24,654	141,699	8%
Total commercial real estate and construction loans, net of fees, at December 31, 2024			$188,182			$850,125			$162,367	$1,200,674	64%
Total commercial real estate and construction loans, net of fees, at December 31, 2023			$212,889			$878,744			$147,998	$1,239,631	68%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, with one classified delinqency at December 31, 2024 totaling $10.2 million, which has a specific reserve of $468 thousand. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At December 31, 2024 and 2023, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual, or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
Allowance for Credit Losses on Loans
Years Ended December 31, 2024 and 2023
(Dollars in thousands)

	2024		2023
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$(53)	—%
Commercial and industrial	$(747)	(0.04)%	$(347)	(0.02)%
Consumer residential	(121)	(0.01)%	1	—%
Consumer nonresidential	28	—%	24	—%
Total	$(840)	(0.04)%	$(375)	(0.02)%
Average loans outstanding during the period	$1,869,470		$1,848,308

			December 31,
			2024	2023
Allowance for credit losses on loans receivable, net of fees			0.97%	1.03%
Allocation of the Allowance for Credit Losses on Loans
At December 31, 2024 and 2023
(Dollars in thousands)

	2024		2023
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,434	52.04%	$10,174	59.88%
Commercial and industrial	3,139	17.31%	3,385	12.07%
Commercial construction	1,713	9.45%	1,425	8.13%
Consumer residential	3,775	20.82%	3,822	19.61%
Consumer nonresidential	68	0.38%	65	0.31%
Total allowance for credit losses	$18,129	100.00%	$18,871	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at December 31, 2024 and 2023 totaled $265 thousand and $264 thousand, respectively, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $156.5 million at December 31, 2024, a decrease of $15.1 million, or 9%, from $170.6 million at December 31, 2023, primarily due to principal repayments and maturities of $15.6 million offset by new purchases for $1.8 million, and a decrease in the market value of the investment securities portfolio totaling $1.3 million at December 31, 2024.
As of December 31, 2024 and 2023, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $55.3 million and $7.2 million at December 31, 2024 and 2023, respectively. There were no investment securities that were pledged to secure FRB borrowings at December 31, 2024 and December 31, 2023, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of December 31, 2024, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized for our investment securities portfolio as of December 31, 2024.
We hold restricted investments in equities of the FRB and FHLB. At December 31, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2023, we owned $3.6 million in FRB stock and $5.8 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at December 31, 2024 and 2023.
Investment Securities by Stated Yields
At December 31, 2024 and 2023

	At December 31, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.26	4.01	—	4.50
Mortgaged‑backed securities	—	2.09	4.31	1.59	1.63
Total available‑for‑sale securities	—%	5.19%	3.34%	1.59%	1.92%
Total investment securities	—%	5.01%	3.34%	1.59%	1.92%

	At December 31, 2023
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	—	1.59	—	1.59
Securities of state and local municipalities	3.00	—	—	2.92	2.98
Corporate bonds	—	10.35	4.09	—	4.40
Mortgaged‑backed securities	—	2.11	3.22	1.60	1.61
Total available‑for‑sale securities	3.00%	9.52%	3.23%	1.60%	1.89%
Total investment securities	3.00%	8.13%	3.23%	1.60%	1.89%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2024 and 2023.
Average Deposit Balances
Years Ended December 31, 2024 and 2023

(Dollars in thousands)	December 31, 2024		December 31, 2023
Noninterest-bearing demand	$368,591	20.22%	$425,914	22.24%
Interest-bearing deposits
Interest checking	571,432	31.34%	581,655	30.37%
Savings and money markets	344,272	18.88%	254,721	13.30%
Certificate of deposits, $100,000 to $249,999	70,024	3.84%	106,865	5.58%
Certificate of deposits, $250,000 or more	205,264	11.26%	242,405	12.66%
Wholesale deposits	263,664	14.46%	303,472	15.85%
Total	$1,823,247	100.00%	$1,915,032	100.00%
Total deposits increased $25.3 million, or 1%, to $1.87 billion at December 31, 2024 from $1.85 billion at December 31, 2023. Noninterest-bearing deposits were $365.7 million at December 31, 2024, or 19.5% of total deposits. At December 31, 2024, core deposits, which exclude wholesale deposits, increased $20.7 million from December 31, 2023. Interest checking increased $47.3 million, or 8%, to $623.8 million at December 31, 2024 compared to $576.5 million at December 31, 2023. Savings and money market deposits increased $62.6 million, or 20%, to $383.1 million at December 31, 2024 compared to $320.5 million at December 31, 2023. Time deposits decreased $58.2 million, or 19%, to $248.2 million at December 31, 2024 from $306.3 million at December 31, 2023, as time deposits that were originated during 2023 with a weighted average rate of 4.81% matured during 2024.
Wholesale deposits were $249.9 million at December 31, 2024 compared to $245.3 million at December 31, 2023, an increase of $4.6 million, or 2%. Wholesale deposits are partially fixed at a weighted average rate of 3.40% as we have executed $200.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2024 and 2023, we had $269.7 million and $254.1 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of December 31, 2024, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $763.1 million, or 40.8%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $584.0 million, or 31.2% of total deposits at December 31, 2024.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at December 31, 2024.
Certificates of Deposit Greater than $250,000
At December 31, 2024
(Dollars in thousands)

December 31, 2024
Three months or less	$65,658
Over three months through six months	58,555
Over six months through twelve months	20,656
Over twelve months	20,477
$165,346
Other borrowed funds, which are comprised only of FHLB advances, were $50.0 million at December 31, 2024 compared to $85.0 million at December 31, 2023, a decrease of $35.0 million, or 41%. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million and $19.6 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and December 31, 2023, we did not have any federal funds purchased. Our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs, and as such, the weighted average rate of these FHLB advances are 3.60% and 3.21% at December 31, 2024 and 2023, respectively.
Total wholesale funding (which includes wholesale deposits and FHLB advances) decreased $30.4 million, or 9%, during 2024 to $299.9 million from $330.3 million at December 31, 2023.
Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
We believe that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and December 31, 2023.
Shareholders' equity at December 31, 2024 was $235.4 million, an increase of $18.2 million, compared to $217.1 million at December 31, 2023. Net income recorded for the year ended December 31, 2024 contributed $15.1 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $894 thousand for the year ended December 31, 2024, primarily due to gains recognized from other comprehensive income related to our cash flow hedges.
Total shareholders' equity to total assets for December 31, 2024 and December 31, 2023 was 10.7% and 9.9%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at December 31, 2024 and December 31, 2023 was $12.52 and $11.77, respectively.
As noted above, regulatory capital levels for the Bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3.00 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Exchange Act, it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.
The following tables shows the minimum capital requirements and the Bank's capital position at December 31, 2024 and December 31, 2023.
Bank Capital Components
At December 31, 2024 and December 31, 2023
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	>	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	>	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	>	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	>	4.00%	110,144	>	5.00%
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	>	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	>	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	>	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	>	4.00%	112,302	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At December 31, 2024 and December 31, 2023
(Dollars in thousands, except per share data)

	2024	2023
Total stockholders' equity (GAAP)	$235,354	$217,117
Less: goodwill and intangibles, net	(7,420)	(7,585)
Tangible Common Equity (non-GAAP)	$227,934	$209,532

Book value per common share (GAAP)	$12.93	$12.19
Less: intangible book value per common share	(0.41)	(0.42)
Tangible book value per common share (non-GAAP)	$12.52	$11.77
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of December 31, 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 31.2% of total deposits and were 31.1% at December 31, 2023.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $247.4 million at December 31, 2024, or 11% of total assets, an increase from $232.1 million, or 11% of total assets, at December 31, 2023. At December 31, 2024 and 2023, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $55.1 million and $7.2 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At December 31, 2024
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$473,307
FRB discount window secured borrowings (2)	—	146,106
Unsecured federal fund purchase lines	—	185,000
Total	$130,000	$804,413
________________________
(1) The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit. The Bank has obtained a letter of credit of $80 million to secure public funds.
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
At December 31, 2024 and 2023, unused commitments to fund loans and lines of credit totaled $196.7 million and $252.5 million, respectively. Commercial and standby letters of credit totaled $25.2 million at December 31, 2024 and $26.0 million at December 31, 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements and Supplementary Data
FVCBankcorp, Inc. and Subsidiary
Fairfax, Virginia
CONSOLIDATED FINANCIAL REPORT
December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FVCBankcorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Collectively Evaluated Loans
As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected lifetime credit losses on loans measured at amortized cost. Loans sharing common risk characteristics are pooled and collectively evaluated by the Company using a cash flow model which includes loan-level cash flow projections based on pool-level assumptions and incorporates a reasonable and supportable forecast. Cash flow assumptions are derived from historical loss data of peers and internal loan level data for estimates of prepayments. The ACL on collectively evaluated loans also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the cash flow model. Management assesses qualitative factors prescribed by ASC 326 and has provided allocations for changes in the nature and volume of the loan portfolio and the existence, growth, and effect of concentrations of credit. The Company’s estimate of credit losses for collectively evaluated loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Company’s ACL related to collectively evaluated loans represented $17.7 million of the total recorded ACL of $18.1 million as of December 31, 2024.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s processes for determining its ACL on collectively evaluated loans, including the underlying methodology and significant inputs to the calculation.
•Substantively testing management’s process for measuring the collectively evaluated ACL, including:
◦Evaluating the conceptual soundness of the Company’s model and related accounting policies.
◦Testing the incorporation of reasonable and supportable forecasts in the collectively evaluated ACL estimate.
◦Testing the accuracy of key inputs and calculations used to determine the ACL for collectively evaluated loans, including the calculations underlying the cash flow model as well as application of qualitative factors to the collectively evaluated loan balances.
◦Evaluating management’s determination of qualitative adjustments, including the data on which the qualitative adjustments were based as well as the relative magnitude and directional consistency of the adjustments.
◦Evaluating the overall allowance, inclusive of the collectively evaluated ACL, as well as specific aspects of the collectively evaluated ACL by performing tests for contrary evidence which included consideration of certain alternative assumptions as well as metrics for an alternative peer group to determine whether this information supported or contradicted the Company’s estimate.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2007.

Winchester, Virginia
March 20, 2025

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
December 31, 2024 and 2023
(In thousands, except share data)

			December 31, 2024	December 31, 2023

Assets
Cash and due from banks			$8,161	$8,042
Interest-bearing deposits at other financial institutions			82,789	52,480
Securities held-to-maturity (fair value of $256 thousand and $252 thousand at December 31, 2024 and 2023, respectively), net of allowance for credit losses of $0 and $0 at December 31, 2024 and 2023, respectively.			265	264
Securities available-for-sale, at fair value			156,475	171,595
Restricted stock, at cost			8,186	9,488
Loans, net of allowance for credit losses of $18.1 million and $18.9 million at December 31, 2024 and 2023, respectively			1,852,106	1,809,693
Premises and equipment, net			858	997
Accrued interest receivable			10,315	10,321
Prepaid expenses			3,413	3,506
Deferred tax assets, net			13,273	14,823
Goodwill and intangibles, net			7,420	7,585
Bank owned life insurance			9,219	56,823
Operating lease right-of-use assets			7,124	8,395
Other assets			39,346	36,546
Total assets			$2,198,950	$2,190,558
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$365,666	$396,724
Interest-bearing checking			623,811	576,471
Savings and money market			383,087	320,498
Time deposits			248,154	306,349
Wholesale deposits			249,887	245,250
Total deposits			$1,870,605	$1,845,292

Other borrowed funds			$50,000	$85,000
Subordinated notes, net of issuance costs			18,695	19,620
Accrued interest payable			2,505	2,415
Operating lease liabilities			7,638	9,241
Reserves for unfunded commitments			510	602
Accrued expenses and other liabilities			13,643	11,271
Total liabilities			$1,963,596	$1,973,441

Commitments and Contingent Liabilities

Shareholders' Equity	2024	2023
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,204,455	17,806,995	182	178
Additional paid-in capital			127,471	125,209
Retained earnings			130,967	115,890
Accumulated other comprehensive (loss), net			(23,266)	(24,160)
Total shareholders' equity			$235,354	$217,117
Total liabilities and shareholders' equity			$2,198,950	$2,190,558
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31,2024 and 2023
(In thousands, except per share data)

	2024	2023
Interest and Dividend Income
Interest and fees on loans	$106,668	$98,373
Interest and dividends on securities held-to-maturity	6	6
Interest and dividends on securities available-for-sale	3,734	4,949
Dividends on restricted stock	611	646
Interest on deposits at other financial institutions	2,293	2,641
Total interest and dividend income	$113,312	$106,615
Interest Expense
Interest on deposits	$53,206	$47,345
Interest on federal funds purchased	2	11
Interest on short-term debt	3,488	3,833
Interest on subordinated notes	1,027	1,030
Total interest expense	$57,723	$52,219
Net Interest Income	$55,589	$54,396
Provision for credit losses	6	132
Net interest income after provision for credit losses	$55,583	$54,264
Noninterest Income
Service charges on deposit accounts	$1,126	$1,028
BOLI income	397	1,452
Gain (loss) income from minority membership interests	376	(1,110)
Gain (loss) on sale of securities available-for-sale	—	(15,577)
Other income	635	837
Total noninterest income (loss)	$2,534	$(13,370)
Noninterest Expenses
Salaries and employee benefits	$18,752	$20,643
Occupancy and equipment expense	2,027	2,357
Data processing and network administration	2,719	2,468
Internet banking and software expense	2,990	2,505
State franchise taxes	2,358	2,338
FDIC insurance	1,321	1,433
Marketing, business development and advertising	969	724
Loan related (benefit) expenses	899	(10)
Director's fee	637	660
Core deposit intangible amortization	165	205
Other operating expenses	2,983	3,339
Total noninterest expenses	$35,820	$36,662
Net income before income tax expense	$22,297	$4,232
Income tax expense	7,233	410
Net income	$15,064	$3,822
Earnings per share, basic	$0.83	$0.22
Earnings per share, diluted	$0.82	$0.21
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,2024 and 2023
(In thousands)

	2024	2023
Net income	$15,064	$3,822
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax of $0.3 million and net of tax of $0.4 million in 2024 and 2023, respectively.	(1,016)	1,300
Unrealized (loss) gain on interest rate swaps, net of tax of $0.5 million and net of tax of $0.3 million in 2024 and 2023, respectively.	1,910	(1,043)
Reclassification adjustment for securities losses realized in income, net of tax of $0 and $3.4 million for 2024 and 2023, respectively.	—	12,150
Total other comprehensive income	$894	$12,407
Total comprehensive income	$15,958	$16,229
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024 and 2023
(In thousands)

	2024	2023
Cash Flows From Operating Activities
Net income	$15,064	$3,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	390
Provision for credit losses	6	132
Net amortization of premium of securities	237	593
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(1,384)	(1,855)
Net accretion of acquisition accounting adjustments	—	(421)
(Gain)/Loss on sales and calls of available-for-sale investment securities	—	15,577
Office space reduction costs	—	273
Loss (income) from minority membership interest	(376)	1,110
Amortization of subordinated debt issuance costs	59	55
Core deposits intangible amortization	165	205
Tax credits amortization	(150)	126
Equity-based compensation expense	789	1,143
BOLI income	(397)	(1,452)
Deferred income tax expense	1,308	934
Changes in assets and liabilities:
Increase (decrease) in accrued interest receivable, prepaid expenses and other assets	2,510	(16)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	121	(4,347)
Net cash provided by operating activities	$18,232	$16,269
Cash Flows From Investing Activities
Increase (decrease) in interest-bearing deposits at other financial institutions	$(30,309)	$21,820
Purchases of available-for-sale securities	(1,884)	—
Proceeds from sales or maturity of securities available-for-sale	1,000	86,922
Proceeds from repayments of securities available-for-sale	14,466	20,795
Net redemption of restricted stock	1,302	6,124
Net increase (decrease) in loans	(41,127)	13,777
Proceeds from surrender of bank-owned life insurance	47,774	—
Purchases of premises and equipment, net	(141)	(212)
Net cash provided by (used in) investing activities	$(8,919)	$149,226
Cash Flows From Financing Activities
Net increase in non-maturing deposits	$78,871	$(28,056)
Net (decrease) increase in time deposits	(53,558)	43,179
Redemption of subordinated debt, net	(984)	—
Decrease in federal funds purchased	—	(30,000)
Net decrease in FHLB advances	(35,000)	(150,000)
Repurchase of shares to satisfy tax withholding for stock-based compensation	(179)	(113)
Repurchase of shares of common stock	—	(1,460)
Common stock issuance	1,656	1,744
Net cash (used in) provided by financing activities	$(9,194)	$(164,706)
Net increase in cash and cash equivalents	$119	$789
Cash and cash equivalents, beginning of year	8,042	7,253
Cash and cash equivalents, end of period	$8,161	$8,042
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31,2024 and 2023
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2022	17,475	$175	$123,886	$114,888	$(36,567)	$202,382
Net income	—	—	—	3,822	—	3,822
Impact of adoption of ASU 2016-13	—	—	—	(2,808)	—	(2,808)
Other comprehensive income	—	—	—	—	12,407	12,407
Repurchase of common stock	(116)	(1)	(1,447)	(12)	—	(1,460)
Common stock issuance for options exercised, net	364	4	1,740	—	—	1,744
Vesting of restricted stock grants, net	84	—	(113)	—	—	(113)
Stock-based compensation expense	—	—	1,143	—	—	1,143
Balance at December 31, 2023	17,807	$178	$125,209	$115,890	$(24,160)	$217,117
Net income	—	—	—	15,064	—	15,064
Impact of adoption of ASU 2023-02	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	894	894
Common stock issuance for options exercised, net	346	4	1,652	—	—	1,656
Vesting of restricted stock grants, net	51	—	(179)	—	—	(179)
Stock-based compensation expense	—	—	789	—	—	789
Balance at December 31, 2024	18,204	$182	$127,471	$130,967	$(23,266)	$235,354
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
(a)    Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FVCbank. All material intercompany balances and transactions have been eliminated in consolidation.
(b)    Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses - loans.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
(e)    Investment Securities
Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
An individual debt security is impaired when the fair value of the security is less than its amortized cost. If the Company intends to sell an available-for-sale security in an unrealized loss position or it is more likely than not will be reversed through the provision for credit losses, then the difference between the amortized cost basis of the security and its fair value is recognized in the Company's Consolidated Statements of Income. For impaired debt securities that the Company has both the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. The allowance for credit losses on the investment securities is recognized through the provision for credit losses and limited by the unrealized losses of a security measured as the difference between the security’s amortized cost and fair value.

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
Reserves on loans that do not share risk characteristics are evaluated on an individual basis. Nonaccrual loans are specifically reviewed for loss potential and when deemed appropriate are assigned a reserve based on an individual evaluation. The remainder of the portfolio, representing all loans not evaluated individually, is segmented based on call report code and processed through a non-discounted cash flow valuation model. In particular, loan-level probability of default ("PD") and severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on peer historical loan-level performance data, are calibrated to incorporate the Company's reasonable and supportable forecast of future losses as well as any necessary qualitative adjustments.
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
For each of the modeled loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, PD rates, and LGD rates. The modeling of expected prepayment speeds is based on internal loan-level historical data. The Company utilizes national unemployment

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
for its reasonable and supportable forecasting of expected default within the cash flow model. To further adjust the allowance for credit losses for expected losses not already within the quantitative component of the calculation, the Company may consider qualitative factors as prescribed in Accounting Standard Codification ("ASC") 326.
Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to provision for credit loss expense in its Consolidated Statement of Income. The reserve for unfunded commitments is estimated by call report code segmentation as of the valuation date under the ACL model using the same methodologies as portfolio loans taking utilization rates into consideration. The reserve for unfunded commitments is reflected as a liability on the Company's Consolidated Balance Sheet.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
As part of its estimation process, the Company has made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheet. Available-for-sale debt securities are placed on nonaccrual status when the Company no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. This approach is consistent with the Company's nonaccrual policy implemented for its loan portfolio.
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2024, the Company had one security classified as held-to-maturity with an amortized cost basis of $265 thousand, with the remainder of the securities portfolio held as available-for-sale.
(g)    Premises, Equipment, and Leases
Land is carried at cost. Premises, furniture, equipment, and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation of premises, furniture, and equipment is computed using the straight-line method over estimated useful lives from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the improvements or the lease term, whichever is shorter. Purchased computer software which is capitalized is amortized over estimated useful lives of one to three years.
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
Most of the Company's leases offer the option to extend the lease term. Where the Company is reasonably certain it will exercise the options, the Company has included the additional time and lease payments in the calculation of the lease liability. None of the Company's leases provide for residual value guarantees and none provide restrictions or covenants that would impact dividends or require incurring additional financial obligations.
(h)    Goodwill and Intangible Assets
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized but is evaluated at least annually for impairment by comparing its fair value of the reporting unit with its carrying amount. Impairment is indicated when the carrying amount of a reporting unit exceeds its estimated fair value.
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
No impairment was recorded for 2024 and 2023.
(i)    Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the ACL and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company had no other real estate owned ("OREO") at December 31, 2024 and 2023.
(j)    Bank Owned Life Insurance
The Company has purchased bank-owned life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value. The increase in the cash surrender value over time is recorded as other noninterest income. The Company monitors the financial strength and condition of the counterparties.

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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded at December 31, 2024 and 2023. Deferred

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
(m)    Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and cash flow hedges for 2024 and 2023, which are also recognized as separate components of equity.
(n)    Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
(o)    Equity-based Compensation
The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation primarily consisting of restricted stock units and stock options. The Company classifies stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the years presented, all of the Company's stock-based compensation awards are classified as equity awards.
The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2024 and 2023.
(p)    401(k) Plan
Employee 401(k) plan expense is the amount of matching contributions paid by the Company. The 401(k) plan expense was $400 thousand and $431 thousand for the years ended December 31, 2024 and 2023, respectively.
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
(r) Segment Reporting
The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by the Company's Chief Executive Officer and the President, which are considered to be the Company's Chief Operating Decision Makers ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy and equipment, data processing and network administration, and internet banking and software expenses.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
All of the Company’s financial results are similar and considered by the Company to be aggregated into one reportable operating segment. While management has assigned certain management responsibilities by region and business-line, the Company’s CODM evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.
(s)    Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's method of presentation. None of these reclassifications were significant.
(t)    Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this Accounting Standards Update ("ASU") require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
(u)    Recently Adopted Accounting Developments
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the CODM, an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The amendments should be applied retrospectively. The adoption of ASU 2023-06 did not have a material impact on the Company's consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The Company recorded an adjustment of $13 thousand to shareholders' equity as of January 1, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2024 and 2023, were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$265	$—	$(9)	$256
Total Held-to-maturity Securities	$265	$—	$(9)	$256
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,437)	$8,561
Securities of state and local municipalities tax exempt	—	—	—	—
Securities of state and local municipalities taxable	404	—	(55)	349
Corporate bonds	19,000	—	(1,883)	17,117
SBA pass-through securities	48	—	(3)	45
Mortgage-backed securities	158,956	—	(31,280)	127,676
Collateralized mortgage obligations	3,488	—	(761)	2,727
Total Available-for-sale Securities	$191,894	$—	$(35,419)	$156,475

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$264	$—	$(12)	$252
Total Held-to-maturity Securities	$264	$—	$(12)	$252
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,528)	$8,470
Securities of state and local municipalities tax exempt	1,000	—	(3)	997
Securities of state and local municipalities taxable	453	—	(49)	404
Corporate bonds	20,204	—	(2,556)	17,648
SBA pass-through securities	62	—	(5)	57
Mortgage-backed securities	170,179	—	(29,237)	140,942
Collateralized mortgage obligations	3,809	—	(732)	3,077
Total Available-for-sale Securities	$205,705	$—	$(34,110)	$171,595
No allowance for credit losses was recognized as of December 31, 2024 and December 31, 2023 related to the Company's investment portfolio.
The Company had no securities pledged for secured borrowings at December 31, 2024 and December 31, 2023, respectively. The Company had securities of $55.1 million and $7.2 million pledged to secure public deposits at December 31, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at December 31, 2024 and 2023, aggregated by credit quality indicator:

Held-to-Maturity: State maturity municipal and tax exempt	December 31, 2024	December 31, 2023
Aa3	$265	$264
Total	$265	$264
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,561	$(1,437)	$8,561	$(1,437)
Securities of state and local municipalities tax exempt	—	—	—	—	—	—
Securities of state and local municipalities taxable	—	—	349	(55)	349	(55)
Corporate bonds	645	(105)	16,472	(1,778)	17,117	(1,883)
SBA pass-through securities	—	—	45	(3)	45	(3)
Mortgage-backed securities	1,856	(28)	125,820	(31,252)	127,676	(31,280)
Collateralized mortgage obligations	—	—	2,727	(761)	2,727	(761)
Total	$2,501	$(133)	$153,974	$(35,286)	$156,475	$(35,419)
Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2023 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,470	$(1,528)	$8,470	$(1,528)
Securities of state and local municipalities tax exempt	—	—	997	(3)	997	(3)
Securities of state and local municipalities taxable	—	—	404	(49)	404	(49)
Corporate bonds	—	—	16,898	(2,556)	16,898	(2,556)
SBA pass-through securities	—	—	57	(5)	57	(5)
Mortgage-backed securities	—	—	140,942	(29,237)	140,942	(29,237)
Collateralized mortgage obligations	—	—	3,077	(732)	3,077	(732)
Total	$—	$—	$170,845	$(34,110)	$170,845	$(34,110)
Securities of U.S. government and federal agencies: The unrealized losses on two available-for-sale securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Securities of state and local municipalities tax-exempt: The unrealized loss on one of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of this investment does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The investment carries an S&P investment grade rating of AA3.
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
Corporate bonds: The unrealized losses on 14 of the investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Some of these investments do not carry a rating.
SBA pass-through securities: The unrealized losses on one available-for-sale security was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Mortgage-backed securities: The unrealized losses on the Company’s investment on 37 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 10 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at December 31, 2024 and 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2024
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
3 months or less	$—	$—	$—	$—
After 1 year through 5 years	265	256	3,824	3,568
After 5 years through 10 years	—	—	27,913	24,784
After 10 years	—	—	160,157	128,123
Total	$265	$256	$191,894	$156,475
For the years ended December 31, 2024 and 2023, principal repayments of securities totaled $14.5 million and $20.8 million, respectively. For the years ended December 31, 2024 and 2023, proceeds from sales and maturities of securities were $1.0 million and $86.9 million, respectively. There were no securities sold during the year ended

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
December 31, 2024. There were no realized gains or losses during the year ended December 31, 2024 and realized gross losses totaled $15.6 million during the year ended December 31, 2023.
During 2023, the Company executed a balance sheet repositioning strategy and sold available-for-sale investment securities with a total book value of $102.5 million at a pre-tax loss of $15.6 million and used the net proceeds to reduce existing high cost short-term Federal Home Loan Bank of Atlanta ("FHLB") advances and to fund higher yielding newly originated commercial loans.
The Company has other investments in the form of restricted stock totaling $8.2 million and $9.5 million at December 31, 2024 and 2023, respectively. The following table discloses the types of investments included in other investments:

	2024	2023
Federal Reserve stock	$4,055	$3,586
FHLB stock	3,983	5,755
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
Total	$8,186	$9,488
As a member of the Federal Reserve Bank of Richmond ("FRB") and the FHLB, the Company is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding and participate in other services offered by this institution. These investments are carried at cost since no active trading markets exist.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at December 31, 2024 and 2023 follows:

	December 31, 2024	December 31, 2023
Commercial real estate	$1,038,307	$1,091,633
Commercial and industrial	336,662	219,873
Commercial construction	162,367	147,998
Consumer real estate	325,313	363,317
Consumer nonresidential	7,586	5,743
	$1,870,235	$1,828,564
Less:
Allowance for credit losses	18,129	18,871
Loans, net	$1,852,106	$1,809,693

An analysis of the allowance for credit losses for the years ended December 31, 2024 and 2023 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2024
Allowance for credit losses:
Beginning Balance, January 1	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	(821)	—	(122)	(26)	(969)
Recoveries	—	74	—	1	54	129
Provision (reversal)	(740)	501	288	74	(25)	98
Ending Balance, December 31,	$9,434	$3,139	$1,713	$3,775	$68	$18,129

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2023
Allowance for credit losses:
Beginning Balance, Prior to January 1, 2023 Adoption of ASC 326	$10,777	$2,623	$1,499	$1,044	$97	$16,040
Impact of Adoption of ASC 326	498	452	70	1,856	(12)	2,864
Charge-offs	(53)	(350)	—	—	(15)	(418)
Recoveries	—	3	—	1	39	43
Provision (reversal)	(1,048)	657	(144)	921	(44)	342
Ending Balance, December 31,	$10,174	$3,385	$1,425	$3,822	$65	$18,871

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,244	$—	$20,765	$—
Commercial and industrial	—	471	—	1,070
Commercial construction	—	—	—	—
Consumer real estate	490	—	654	—
Consumer nonresidential	—	—	—	—
Total	$10,734	$471	$21,419	$1,070
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
Special Mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the enhanced possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful — Loans classified as doubtful include those loans which have all the weaknesses inherent in those classified as "Substandard," with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, improbable.
Loss — Loans classified as loss include those loans which are considered uncollectible and of such little value that their continuance as loans is not warranted. Even though partial recovery may be achieved in the future, it is neither practical nor desirable to defer writing off these loans.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination was as follows as of December 31, 2024:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$377,345	$68,364	$134,808	$207,568	$70,488	$13,027	$153,448	$—	$1,025,048
Special mention	2,385	—	—	—	630	—	—	—	3,015
Substandard	—	—	—	10,244	—	—	—	—	10,244
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,730	$68,364	$134,808	$217,812	$71,118	$13,027	$153,448	$—	$1,038,307
Charge-offs	(122)	—	—	—	—	—	—	—	(122)
Commercial and Industrial
Grade:
Pass	$27,989	$2,033	$7,938	$26,557	$35,381	$111,507	$124,786	$—	$336,191
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	424	—	47	—	471
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,989	$2,033	$7,938	$26,557	$35,805	$111,507	$124,833	$—	$336,662
Charge-offs	—	(186)	—	(635)	—	—	—	—	(821)
Commercial Construction
Grade:
Pass	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Real Estate
Grade:
Pass	$38,023	$4,621	$27,154	$178,257	$47,005	$571	$28,925	$—	$324,556
Special mention	—	—	—	—	—	—	266	—	266
Substandard	108	—	—	—	—	—	383	—	491
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,131	$4,621	$27,154	$178,257	$47,005	$571	$29,574	$—	$325,313
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Nonresidential
Grade:
Pass	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Charge-offs	(23)	(1)	—	—	—	(2)	—	—	(26)
Total Recorded Investment	$454,653	$75,019	$175,999	$422,651	$154,029	$125,225	$462,659	$—	$1,870,235
Total Charge-Offs	$(145)	$(187)	$—	$(635)	$—	$(2)	$—	$—	$(969)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination was as follows as of December 31, 2023:

	Prior	2019	2020	2021	2022	2023	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$341,765	$82,924	$70,564	$147,252	$211,786	$57,422	$153,838	$—	$1,065,551
Special mention	1,268	1,361	—	2,688	—	—	—	—	5,317
Substandard	—	—	849	—	—	19,916	—	—	20,765
Doubtful	—	—	—	—	—	—	—	—	—
Total	$343,033	$84,285	$71,413	$149,940	$211,786	$77,338	$153,838	$—	$1,091,633
Charge-offs	(53)	—	—	—	—	—	—	—	(53)
Commercial and Industrial
Grade:
Pass	$9,997	$2,285	$6,296	$13,623	$54,784	$42,034	$88,926	$—	$217,945
Special mention	—	—	—	76	—	—	782	—	858
Substandard	—	—	—	—	884	—	186	—	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Total	$9,997	$2,285	$6,296	$13,699	$55,668	$42,034	$89,894	$—	$219,873
Charge-offs	(350)	—	—	—	—	—	—	—	(350)
Commercial Construction
Grade:
Pass	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,149	$—	$—	$6,204	$—	$709	$129,936	$—	$147,998
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Real Estate
Grade:
Pass	$35,240	$8,196	$8,914	$28,848	$196,678	$51,767	$32,963	$—	$362,606
Special mention	—	—	—	—	—	—	57	—	57
Substandard	108	—	—	—	—	—	546	—	654
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,348	$8,196	$8,914	$28,848	$196,678	$51,767	$33,566	$—	$363,317
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Nonresidential
Grade:
Pass	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$659	$—	$7	$3	$36	$177	$4,861	$—	$5,743
Charge-offs	(15)	—	—	—	—	—	—	—	(15)
Total Recorded Investment	$400,186	$94,766	$86,630	$198,694	$464,168	$172,025	$412,095	$—	$1,828,564
Total Charge-offs	$(365)	$—	$—	$—	$—	$—	$—	$—	$(365)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - As of December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Grade:
Pass	$1,855,748	$1,800,261
Special mention	3,281	6,232
Substandard	11,206	22,489
Doubtful	—	—
Total Recorded Investment	1,870,235	1,828,982
Charge-offs	(969)	(418)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2024, the Company had $3.3 million in loans identified as special mention, a decrease from $6.2 million at December 31, 2023. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At December 31, 2024, the Company had $11.2 million in loans identified as substandard, a decrease of $11.2 million from December 31, 2023. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At December 31, 2024, an individually assessed allowance for credit losses totaling $468 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at December 31, 2024 and 2023:

	Accruing
As of December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,300	$—	$214	$1,514	$1,026,513	$10,280	$1,038,307
Commercial and industrial	50	—	—	50	336,140	472	336,662
Commercial construction	—	—	—	—	162,367	—	162,367
Consumer real estate	4,764	752	1,405	6,921	317,903	489	325,313
Consumer nonresidential	2	—	—	2	7,584	—	7,586
Total	$6,116	$752	$1,619	$8,487	$1,850,507	$11,241	$1,870,235

	Accruing
As of December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,115	$—	$—	$1,115	$1,089,669	$849	$1,091,633
Commercial and industrial	51	1,387	—	1,438	218,249	186	219,873
Commercial construction	2,569	391	—	2,960	145,038	—	147,998
Consumer real estate	1,300	—	134	1,434	361,229	654	363,317
Consumer nonresidential	—	—	6	6	5,737	—	5,743
Total	$5,035	$1,778	$140	$6,953	$1,819,922	$1,689	$1,828,564
The following presents nonaccrual loans as of December 31, 2024 and 2023:

As of December 31, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,280	$10,280	$379
Commercial and industrial	472	—	472	40
Commercial construction	—	—	—	—
Consumer real estate	489	—	489	55
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$11,241	$474

As of December 31, 2023	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$849	$—	$849	$37
Commercial and industrial	—	186	186	19
Commercial construction	—	—	—	—
Consumer real estate	654	—	654	53
Consumer nonresidential	—	—	—	—
Total	$1,503	$186	$1,689	$109
There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2024. There were no consumer mortgage loans in process of foreclosure at December 31, 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $32 thousand and $147 thousand at December 31, 2024 and 2023, respectively, which have been reclassified from deposits to loans. At December 31, 2024 and 2023, loans with a carrying value of $493.1 million and $530.2 million were pledged to the FHLB.
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
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, the reserve for unfunded commitments decreased to $510 thousand from $602 thousand at December 31, 2023.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Year Ended
	December 31, 2024	December 31, 2023
Provision for credit losses - loans	$98	$342
Provision for (reversal of) credit losses - unfunded commitments	(92)	(210)
Total provision for credit losses	$6	$132

Note 4. Goodwill and Intangibles
As a result of the Company's past acquisitions, the Company recognized goodwill and core deposit intangibles.
Information concerning amortizable intangibles for the years ended December 31, 2024 and 2023 follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2022	$204	$204	$1,950	$1,317	$2,154	$1,521
2023 activity:
Colombo Bank amortization	—	—	—	205	—	205
Balance at December 31, 2023	$204	$204	$1,950	$1,522	$2,154	$1,726
2024 activity:
Colombo Bank amortization	—	—	—	165	—	165
Balance at December 31, 2024	$204	$204	$1,950	$1,687	$2,154	$1,891

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The aggregate amortization expense was $165 thousand for 2024 and $205 thousand for 2023. As of December 31, 2024, the estimated remaining amortization expense is as follows:

2025	$125
2026	85
2027	45
2028	8
$263
The carrying amount of goodwill for the years ended December 31, 2024 and 2023 is as follows:

Balance at December 31, 2024 and 2023	$7,157
Note 5. Premises, Equipment, and Leases
The following table summarizes the cost and accumulated depreciation of premises and equipment as of December 31, 2024 and 2023:

	2024	2023
Leasehold improvements	$2,722	$2,622
Furniture, fixtures and equipment	3,885	3,833
Computer software	1,183	1,183
Land	61	61
Buildings	196	196
Vehicles	47	47
Premises and equipment, gross	$8,094	$7,942
Less: accumulated depreciation	7,236	6,945
Premises and equipment, net	$858	$997
For the years ended December 31, 2024 and 2023, depreciation expense was $280 thousand and $390 thousand, respectively.
The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.
The following tables present information about leases as of and for the years ended December 31, 2024 and 2023:

	2024	2023
Right-of-Use-Asset	$7,124	$8,395
Lease Liability	$7,638	$9,241
Weighted Average Remaining Lease Term (Years)	6.18	7.1
Weighted Average discount rate	3.51%	3.27%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Operating Lease Expense	$1,573	$1,733

Cash paid for amounts included in lease liabilities	$1,858	$1,840
Impairment loss on right-of-use asset	—	228
Modification of right-of-use assets and lease liability	(735)	—
Right-of-use assets obtained in exchange for operating lease liabilities	790	820
The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of December 31, 2024:

2025	$1,736
2026	1,718
2027	1,476
2028	759
2029	706
Thereafter	2,111
Total	$8,506
Less: discount	(868)
$7,638
Note 6. Deposits
Remaining maturities on certificates of deposit are as follows as of December 31, 2024:

2025	$457,120
2026	18,380
2027	19,821
2028	884
2029	1,836
$498,041
Total time deposits greater than $250,000 were $156.9 million and $164.9 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had two customer relationships whose related balances on deposit exceeded 5% of outstanding deposits. These customer relationships comprise 15% of outstanding deposits at December 31, 2024. At December 31, 2023, the Company had one customer relationship whose related balances on deposit exceeded 5% of outstanding deposits, which comprised 9% of outstanding deposits at December 31, 2023.
Brokered deposits totaled $249.9 million and $245.3 million at December 31, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 7. Other Borrowed Funds
Other borrowed funds at December 31, 2024 and 2023 consist of the following:

	Federal Funds Purchased		FHLB Advances		Subordinated Debt, net
	2024	2023	2024	2023	2024	2023
Balance Outstanding at December 31,	$—	$—	$50,000	$85,000	$18,695	$19,620
Maximum balance at any month end during the year	$—	$—	$118,000	$245,000	$19,675	$19,620
Average balance for the year	$—	$—	$79,874	$101,682	$19,613	$19,590
Weighted average rate on borrowings for the year ended	—%	0.00%	4.37%	3.77%	5.23%	5.26%
The Company had FHLB advances of $50.0 million and $85.0 million at December 31, 2024 and 2023, respectively. The company had an unfunded letter of credit with the FHLB of $80 million at December 31, 2024. The outstanding FHLB advances at December 31, 2024 are hedged with interest rate swaps that reprice quarterly, and therefore the advances mature during the first quarter of 2025. At December 31, 2024, collateral pledged with FHLB included the following: 1-4 family residential loans with a lendable value of $149.3 million, multi-family residential loans with a lendable value of $40.2 million, home equity lines of credit with a lendable value of $3.4 million and commercial real estate loans with a lendable value of $166.7 million. The available line of credit with the FHLB totaled $572.0 million at December 31, 2024, and the excess lendable collateral value at December 31, 2024 totaled $230.0 million. The Bank has a letter of credit with the FHLB in the amount of $80.0 million for the purpose of providing collateral for Virginia public deposits. The remaining lendable collateral value at December 31, 2024 totaled $418 million.
The Company had unsecured lines of credit with correspondent banks available for overnight borrowing which totaled $184.0 million at each of December 31, 2024 and December 31, 2023. At December 31, 2024 and 2023, the Company had no advances on these lines outstanding.
On October 13, 2020, the Company completed a private placement of $20 million of its 4.875% fixed-to-floating subordinated notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at the then current three-month Secured Overnight Financing Rate plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Company used the proceeds from the placement of the Notes for general corporate purposes, including to support capital ratios at the Bank, and the repayment of previously issued subordinated debt which was called in August 2021. The Notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the Basel III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. The Company paid approximately $984 thousand to repurchase and retire a portion of the notes in 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 8. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	2024	2023
Deferred Tax Assets:
Allowance for credit losses	$4,129	$4,304
Net operating loss carryforward – federal and state	1,908	3,061
Bank premises and equipment	280	301
Nonqualified stock options and restricted stock	342	500
Organizational and start-up expenses	7	13
Nonaccrual loan interest	28	52
Supplemental retirement plans	205	—
Lease liability	1,740	2,108
Unrealized loss on securities available for sale	8,081	7,777
Reserves for unfunded commitments	116	137
	$16,836	$18,253
Deferred Tax Liabilities:
Right-of-use assets	$(1,623)	$(1,894)
Deferred loan costs	(278)	(307)
Acquisition accounting adjustments	(439)	(564)
Unrealized gain on interest rate swap	(1,223)	(665)
	$(3,563)	$(3,430)
Net Deferred Tax Assets	$13,273	$14,823
The income tax expense charged to operations for the years ended December 31, 2024 and 2023 consists of the following:

	2024	2023
Current tax (benefit) expense	$5,925	$(524)
Deferred tax expense	1,308	934
	$7,233	$410
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate to income, before income tax expense as a result of the following:

	2024	2023
Computed "expected" tax expense	$4,682	$875
Increase (decrease) in income taxes resulting from:
State income tax expense, net of federal benefit	536	275
Non-deductible expense	61	163
Tax free income	(90)	(310)
Tax benefits from exercise of stock options	(258)	(352)
Modified endowment contract penalties on BOLI surrender	722	—
Tax on loss of BOLI tax favored status of prior appreciation	1,644	—
Other	(64)	(241)
	$7,233	$410

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2021.
Under the provisions of the Internal Revenue Code, the Company has $7.9 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. The federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining deferred tax assets.
Note 9. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2024 and December 31, 2023. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of December 31, 2024 and December 31, 2023, the Company had entered into 17 interest rate swap agreements which were collateralized by $30 thousand in cash.
The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,512	$3,536
Pay Fixed/Receive Variable Swaps	80,512	(3,536)

	December 31, 2023
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$82,483	$2,853
Pay Fixed/Receive Variable Swaps	82,483	(2,853)
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
At December 31, 2024 and 2023, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	December 31, 2024	December 31, 2023
Notional amount	$250,000	$250,000
Weighted average pay rate	3.25%	3.25%
Weighted average receive rate	5.15%	5.34%
Weighted average maturity in years	3.03 years	4.03 years
Unrealized gain relating to interest rate swaps	$5,371	$2,915
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At December 31, 2024 and 2023, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income (loss). These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2024 and 2023, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At December 31, 2024 and December 31, 2023, the following financial instruments were outstanding which contract amounts represent credit risk:

	December 31, 2024	December 31, 2023
Commitments to grant loans	$24,989	$36,650
Unused commitments to fund loans and lines of credit	171,752	215,892
Commercial and standby letters of credit	25,221	26,024
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
Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $6.8 million and $41 thousand at December 31, 2024 and 2023, respectively.
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
In August, 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The Statement, among other things, exempts bank holding companies that have assets below a specified asset threshold from the consolidated regulatory capital requirements. The rule expanded the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the rule, the Company qualifies as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.
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
As of December 31, 2024 and 2023, the Bank meets all capital adequacy requirements to which it is subject and is considered well capitalized under the prompt corrective action regulations.
The capital ratios for the Bank as of December 31, 2024 and 2023 are shown in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	4.00%	110,144	>	5.00%
At December 31, 2023
Total risk-based capital	$261,403	13.83%	$198,413	10.50%	$188,965	>	10.00%
Tier 1 risk-based capital	241,930	12.80%	160,620	8.50%	151,172	>	8.00%
Common equity tier 1 capital	241,930	12.80%	132,275	7.00%	122,827	>	6.50%
Leverage capital ratio	241,930	10.77%	89,842	4.00%	112,302	>	5.00%
________________________
(1). Ratios include capital conservation buffer.
Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2024, $46.7 million of retained earnings is available to pay dividends.
Note 12. Related Party Transactions
Officers, directors and their affiliates had borrowings of $53.4 million and $47.6 million at December 31, 2024 and 2023, respectively, with the Company. During the years ended December 31, 2024 and 2023, total principal additions

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
were $15.2 million and $10.6 million, respectively, and total principal payments were $9.4 million and $0.9 million, respectively.
Related party deposits amounted to $41.4 million and $33.0 million at December 31, 2024 and 2023, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At December 31, 2024, 212,504 shares were available to grant under the Plan.
No options were granted during the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, there were 106,469 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. There were 63,634 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant during the year ended December 31, 2023.
A summary of option activity under the Plan as of December 31, 2024, and changes during the year ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2024	1,174,131	$7.14	1.30
Granted	—	—
Exercised	(452,441)	5.86
Forfeited or expired	—	—
Outstanding and Exercisable at December 31, 2024	721,690	$7.94	0.74	$3,339,614
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on changes in the market value of the Company's stock.
As of December 31, 2024, all outstanding options of the Plan were fully vested. Tax benefits recognized for qualified and non-qualified stock option exercises during 2024 and 2023 totaled $258 thousand and $352 thousand, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
A summary of the Company's restricted stock unit activity for the year ended December 31, 2024 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	179,115	$14.30
Granted	—	—
Vested	(64,199)	14.34
Forfeited	(25,861)	13.82
Balance at December 31, 2024	89,055	$14.41
The compensation cost that has been charged to income for the Plan was $782 thousand and $1.1 million for 2024 and 2023, respectively. For the year ended December 31, 2024 and 2023, 4,613 shares and 10,071 shares were withheld from issuance upon vesting of restricted stock units in order to cover the cost of the exercise by the participant. As of December 31, 2024, there was $775 thousand of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 16 months.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
Derivatives: The Company has interest rate swap derivatives on certain loans and interest rate swap derivatives on certain time deposits and borrowings, which the latter are designated as cash flow hedges. These derivatives are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024 Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,561	$—	$8,561	$—
Securities of state and local municipalities taxable	349	—	349	—
Corporate bonds	17,117	—	17,117	—
SBA pass-through securities	45	—	45	—
Mortgage-backed securities	127,676	—	127,676	—
Collateralized mortgage obligations	2,727	—	2,727	—
Total Available-for-Sale Securities	$156,475	$—	$156,475	$—
Derivative assets - interest rate swaps	$3,536	$—	$3,536	$—
Derivative assets - cash flow hedge	5,371	—	5,371	—
Liabilities
Derivative liabilities - interest rate swaps	$3,536	$—	$3,536	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2023 Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,470	$—	$8,470	$—
Securities of state and local municipalities tax exempt	997	—	997	—
Securities of state and local municipalities taxable	404	—	404	—
Corporate bonds	17,648	—	17,648	—
SBA pass-through securities	57	—	57	—
Mortgage-backed securities	140,942	—	140,942	—
Collateralized mortgage obligations	3,077	—	3,077	—
Total Available-for-Sale Securities	$171,595	$—	$171,595	$—
Derivative assets - interest rate swaps	$2,853	$—	$2,853	$—
Derivative assets - cash flow hedge	2,915	—	2,915	—
Liabilities
Derivative liabilties - interest rate swaps	$2,853	$—	$2,853	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At December 31, 2024 and 2023, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

		Fair Value Measurements Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$9,812	$—	$—	$9,812
Total Collateral-dependent loans	$9,812	$—	$—	$9,812

		Fair Value Measurements Using
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$849	$—	$—	$849
Commercial and industrial	396	—	—	396
Total Collateral-dependent loans	$1,245	$—	$—	$1,245
The following tables display quantitative information about Level 3 Fair Value Measurements for December 31, 2024 and 2023:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$9,812	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2023
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$849	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
Commercial and industrial	$396	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2024 and 2023.

		Fair Value Measurements as of December 31, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,161	$8,161	$—	$—
Interest-bearing deposits at other institutions	82,789	82,789	—	—
Securities held-to-maturity	265	—	256	—
Securities available-for-sale	156,475	—	156,475	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,852,106	—	—	1,779,966
Bank owned life insurance	9,219	—	9,219	—
Accrued interest receivable	10,315	—	10,315	—
Derivative assets - interest rate swaps	3,536	—	3,536	—
Derivative assets - cash flow hedge	5,371	—	5,371	—

Financial liabilities:
Checking	$989,477	$—	$989,477	$—
Savings and money market	383,087	—	383,087	—
Time deposits	248,154	—	248,674	—
Wholesale deposits	249,887	—	250,168	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,695	—	18,709	—
Accrued interest payable	2,505	—	2,505	—
Derivative liabilities - interest rate swaps	3,536	—	3,536	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2023 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,042	$8,042	$—	$—
Interest-bearing deposits at other institutions	52,480	52,480	—	—
Securities held-to-maturity	264	—	252	—
Securities available-for-sale	171,595	—	171,595	—
Restricted stock	9,488	—	9,488	—
Loans, net	1,809,693	—	—	1,725,785
Bank owned life insurance	56,823	—	56,823	—
Accrued interest receivable	10,321	—	10,321	—
Derivative assets - interest rate swaps	2,853	—	2,853	—
Derivative assets - cash flow hedge	2,915	—	2,915	—

Financial liabilities:
Checking	$973,195	$—	$973,195	$—
Savings and money market	320,498	—	320,498	—
Time deposits	306,349	—	306,733	—
Wholesale deposits	245,250	—	245,216	—
FHLB advances	85,000	—	85,000	—
Subordinated notes	19,620	—	18,565	—
Accrued interest payable	2,415	—	2,415	—
Derivative liabilities - interest rate swaps	2,853	—	2,853	—
Note 15. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of December 31, 2024 and 2023, respectively.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2024 and 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

(average shares are in thousands)	For the Years Ended December 31,
	2024	2023
Net income	$15,064	$3,822

Weighted average - basic shares	18,057	17,723
Effect of dilutive securities, restricted stock units and options	340	508
Weighted average - diluted shares	18,397	18,231

Basic EPS	$0.83	$0.22
Diluted EPS	$0.82	$0.21
Note 16. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$57,574	$51,017
Income taxes	5,577	2,360
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	(1,309)	17,413
Unrealized (loss) gain on interest rate swaps	2,456	(1,337)
Adoption of accounting standards	13	(2,808)
Right-of-use assets obtained in the exchange for lease liabilities during the current period	790	820
Modification of right-of-use assets and lease liability	(735)	455

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the years ended December 31, 2024 and 2023 are shown in the following table. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	December 31, 2024
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains (losses) during the period	(1,016)	1,910	894
Net reclassification adjustment for losses realized in income	—	—	—
Other comprehensive (loss) income, net of tax	(1,016)	1,910	894
Balance, end of period	$(27,492)	$4,226	$(23,266)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2023
	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(39,926)	$3359	$(36,567)
Net unrealized gains (losses) during the period	1,300	(1,043)	257
Net reclassification adjustment for losses realized in income	12,150	—	12,150
Other comprehensive income, net of tax	13,450	(1,043)	12,407
Balance, end of period	$(26,476)	$2,316	$(24,160)
There were $0 thousand in gains that were reclassified from AOCI into income for the year ended December 31, 2024. During 2023, $102.5 million in investment securities available-for-sale, or 31% of the investment portfolio, were sold with a realized after-tax loss of $12.1 million that was reclassified from AOCI into income.
Note 18. Revenue Recognition
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Noninterest income
In-scope of topic 606
Service charges on deposit accounts	$1,126	$1,028
Fees, exchange, and other service charges	367	350
Other income	71	96
Noninterest income (in-scope of topic 606)	1,564	1,474
Noninterest income (out-scope of topic 606)	970	(14,844)
Total noninterest (loss) income	$2,534	$(13,370)
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the years ended December 31, 2024 or 2023.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 19. Parent Company Only Financial Statements
The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2024 and 2023

Assets	2024	2023
Cash and cash equivalents	$1,175	$85
Securities available-for-sale	986	991
Investment in subsidiary	245,064	227,658
Other assets	7,025	8,391
Total assets	$254,250	$237,125
Liabilities and Stockholders' Equity
Subordinated notes	$18,695	$19,620
Other liabilities	201	388
Total liabilities	$18,896	$20,008
Total stockholders' equity	$235,354	$217,117
Total liabilities and stockholders' equity	$254,250	$237,125

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2024 and 2023

	2024	2023
Income:
Interest on securities available-for-sale	$111	$101
Income from minority membership interest	—	1,654
Dividend income	—	683
Total income	$111	$2,438
Expense:
Interest on subordinated notes	$1,027	$1,030
Salaries and employee benefits	790	1,151
Occupancy and equipment	80	80
Audit, legal and consulting fees	13	256
Other operating expenses	28	252
Total expense	$1,938	$2,769

Net (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$(1,827)	$(331)
Income tax benefit	(396)	(477)
Equity in undistributed earnings of subsidiary	16,495	3,676
Net income	$15,064	$3,822

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2024 and 2023

	2024	2023
Cash Flows From Operating Activities
Net income	$15,064	$3,822
Equity in undistributed earnings of subsidiary	(16,495)	(3,676)
Amortization of subordinated debt issuance costs	59	55
Stock-based compensation expense	789	1,143
Change in other assets and liabilities	1,180	(1,961)
Net cash (used in) provided by operating activities	$597	$(617)
Cash Flows From Investing Activities
Net cash used in investing activities	$—	$—
Cash Flows From Financing Activities
Redemption of subordinated notes	$(984)	$—
Repurchase of shares of common stock	—	(1,460)
Vesting of restricted stock options	(179)	(113)
Common stock issuance	1,656	1,744
Net cash provided by financing activities	$493	$171
Net decrease (increase) in cash and cash equivalents	$1,090	$(446)
Cash and cash equivalents, beginning of year	85	531
Cash and cash equivalents, end of year	$1,175	$85

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2024, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.
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
The 2024 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB accompanies the consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
(a) None.

(b) During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or                     terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Election of Directors," "Executive Officers," "Ownership of Company Securities – Delinquent Section 16(a) Reports" and "Corporate Governance and The Board of Directors" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by its directors, officers and employees. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation," "Corporate Governance and The Board of Directors – Director Compensation" and "Corporate Governance and The Board of Directors – "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2024, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	721,690	$7.94	212,504
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	721,690	$7.94	212,504
________________________
(1)Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)The Company does not have any equity compensation plans that have not been approved by stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation – Certain Relationships and Related Transactions" and "Corporate Governance and The Board of Directors – Director Independence" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit information – Fees of Independent Registered Public Accountants" and "Audit Information – Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.

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
10.1
Amended and Restated Employment Agreement, dated as of March 16, 2021, by and among FVCBankcorp, Inc., FVCbank and David W. Pijor (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))*

10.2
Amended and Restated Change in Control Agreement, dated as of March 16, 2021, by and among FVCBankcorp, Inc., FVCbank and Patricia A. Ferrick (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))*

10.3
Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and David W. Pijor (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 7, 2022)*

10.4
Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and Patricia A. Ferrick (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 7, 2022)*

10.5
Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and Jennifer L. Deacon (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 7, 2022)*

10.6
Supplemental Executive Retirement Plan Agreement, dated June 7, 2022, between FVCBankcorp, Inc. and William G. Byers (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 7, 2022)*

10.7	Supplemental Executive Retirement Plan Agreement dated June 26, 2024 between FVCBankcorp, Inc. and Alissa Curry Briggs *
10.8	Form of Subordinated Note Purchase Agreement dated October 13, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2020)
10.9
FVCBankcorp, Inc. Amended and Restated 2008 Stock Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2022, filed on April 8, 2022)*

19.1	Insider Trading Policy dated October 31, 2024
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
97	FVCBankcorp, Inc. Clawback policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed on March 21, 2024).
101	Interactive data files pursuant to Item 405 of Regulation S-T

	(i)	Consolidated Statements of Condition at December 31, 2024 and 2023
	(ii)	Consolidated Statement of Income for the years ended December 31, 2024 and 2023
	(iii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2024 and 2023
	(iv)	Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2024 and 2023
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023
	(vi)	Notes to the Consolidated Financial Statements

104		The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
______________
*Management contracts and compensatory plans and arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 20, 2025	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2025.

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