Form 10-Q
period 2025-03-31
FVCBankcorp, Inc.
filed 2025-05-14
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,991,528 shares of common stock, par value $0.01 per share, outstanding as of May 9, 2025.

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
March 31, 2025 and December 31, 2024
(In thousands, except share data)
[Unaudited

			March 31, 2025	December 31, 2024
Assets
Cash and due from banks			$12,957	$8,161
Interest-bearing deposits at other financial institutions			110,973	82,789
Securities held-to-maturity (fair value of $257 thousand and $256 thousand at March 31, 2025 and December 31, 2024, respectively), net of allowance for credit losses of $0 and $0 at March 31, 2025 and December 31, 2024, respectively			265	265
Securities available-for-sale, at fair value			158,717	156,475
Restricted stock, at cost			7,774	8,186
Loans, net of allowance for credit losses of $18.4 million and $18.1 million at March 31, 2025 and December 31, 2024, respectively			1,863,711	1,852,106
Premises and equipment, net			814	858
Accrued interest receivable			10,114	10,315
Prepaid expenses			3,537	3,413
Deferred tax assets, net			12,870	13,273
Goodwill and intangibles, net			7,385	7,420
Bank owned life insurance			9,289	9,219
Operating lease right-of-use assets			6,779	7,124
Other assets			35,612	39,346
Total assets			$2,240,797	$2,198,950
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$367,124	$365,666
Interest-bearing checking			617,845	623,811
Savings and money market			396,791	383,087
Time deposits			274,949	248,154
Wholesale deposits			249,912	249,887
Total deposits			$1,906,621	$1,870,605

Other borrowed funds			$50,000	$50,000
Subordinated notes, net of issuance costs			18,709	18,695
Accrued interest payable			2,338	2,505
Operating lease liabilities			7,271	7,638
Reserves for unfunded commitments			557	510
Accrued expenses and other liabilities			12,973	13,643
Total liabilities			$1,998,469	$1,963,596

Shareholders' Equity	2025	2024
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,406,216	18,204,455	184	182
Additional paid-in capital			127,898	127,471
Retained earnings			136,132	130,967
Accumulated other comprehensive (loss), net			(21,886)	(23,266)
Total shareholders' equity			$242,328	$235,354
Total liabilities and shareholders' equity			$2,240,797	$2,198,950
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$26,553	$25,314
Interest and dividends on securities held-to-maturity	3	1
Interest and dividends on securities available-for-sale	914	964
Dividends on restricted stock	124	176
Interest on deposits at other financial institutions	963	372
Total interest and dividend income	$28,557	$26,827
Interest Expense
Interest on deposits	$12,792	$12,541
Interest on short-term debt	468	1,237
Interest on subordinated notes	245	257
Total interest expense	$13,505	$14,035
Net Interest Income	$15,052	$12,792
Provision for credit losses	200	—
Net interest income after provision for credit losses	$14,852	$12,792
Noninterest Income
Service charges on deposit accounts	$270	$261
BOLI income	70	190
Gain (loss) income from minority membership interests	141	(203)
Other income	190	147
Total noninterest income	$671	$395
Noninterest Expenses
Salaries and employee benefits	$4,783	$4,531
Occupancy and equipment expense	529	522
Data processing and network administration	619	635
Internet banking and software expense	825	694
State franchise taxes	596	589
FDIC insurance	330	345
Marketing, business development and advertising	169	204
Loan related expenses	279	222
Director's fees	150	135
Core deposit intangible amortization	35	45
Other operating expenses	818	703
Total noninterest expenses	$9,133	$8,625
Net income before income tax expense	$6,390	$4,562
Income tax expense	1,225	3,222
Net income	$5,165	$1,340
Earnings per share, basic	$0.28	$0.08
Earnings per share, diluted	$0.28	$0.07
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$5,165	$1,340
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax expense of $1,058 thousand for the three months ended March 31, 2025 and net of tax benefit of $435 thousand for the three months ended March 31, 2024.	3,578	(1,544)
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $637 thousand for the three months ended March 31, 2025 and net of tax expense of $911 thousand for the three months ended March 31, 2024.	(2,198)	3,231
Total other comprehensive income	$1,380	$1,687
Total comprehensive income	$6,545	$3,027
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(Unaudited)

	2025	2024
Cash Flows From Operating Activities
Net income	$5,165	$1,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	77
Provision for credit losses	200	—
Net amortization of premium of securities	47	57
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(403)	(377)
Loss (income) from minority membership interest	(141)	203
Amortization of subordinated debt issuance costs	13	13
Core deposits intangible amortization	35	45
Equity-based compensation expense	219	135
BOLI income	(70)	(190)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	1,463	1,258
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(1,172)	4,591
Net cash provided by operating activities	$5,416	$7,152
Cash Flows From Investing Activities
(Decrease) in interest-bearing deposits at other financial institutions	$(28,184)	$(21,118)
Purchases of available-for-sale securities	(989)	—
Proceeds from repayments of securities available-for-sale	3,336	2,762
Net redemption of restricted stock	412	1,771
Net (increase) in loans	(11,404)	(23,775)
Proceeds from surrender of bank-owned life insurance	—	47,774
Purchases of premises and equipment, net	(16)	(14)
Net cash provided by (used in) investing activities	$(36,845)	$7,400
Cash Flows From Financing Activities
Net increase (decrease) in non-maturing deposits	$9,195	$(40,637)
Net increase in time deposits	26,819	52,610
Redemption of subordinated debt, net	1	—
Net decrease in FHLB advances	—	(28,000)
Repurchase of shares to satisfy tax withholding for stock-based compensation	(27)	(27)
Common stock issuance	237	396
Net cash (used in) provided by financing activities	$36,225	$(15,658)
Net increase (decrease) in cash and cash equivalents	$4,796	$(1,106)
Cash and cash equivalents, beginning of year	8,161	8,042
Cash and cash equivalents, end of period	$12,957	$6,936
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2025 and 2024
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2023	17,807	$178	$125,209	$115,890	$(24,160)	$217,117
Net income	—	—	—	1,340	—	1,340
Impact of adoption of ASU 2023-02	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	1,687	1,687
Common stock issuance for options exercised, net	70	1	395	—	—	396
Vesting of restricted stock grants, net	27	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	135	—	—	135
Balance at March 31, 2024	17,904	$179	$125,712	$117,243	$(22,473)	$220,661
Balance at December 31, 2024	18,204	182	127,471	130,967	(23,266)	235,354
Net income	—	—	—	5,165	—	5,165
Other comprehensive income	—	—	—	—	1,380	1,380
Common stock issuance for options exercised, net	171	2	235	—	—	237
Vesting of restricted stock grants, net	31	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	219	—	—	219
Balance at March 31, 2025	18,406	$184	$127,898	$136,132	$(21,886)	$242,328
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
The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. and Baltimore metropolitan areas. The Bank commenced operations on November 27, 2007 and is a member of the Federal Reserve System (the "Federal Reserve"). It is supervised and regulated by the Board of Governors of the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission. Consequently, it undergoes periodic examinations by these regulatory authorities.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2024. Certain prior period amounts have been reclassified to conform to current period presentation. There is no impact to Shareholder's Equity or Net Income from these adjustments.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
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

Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$265	$—	$(8)	$257
Total Held-to-maturity Securities	$265	$—	$(8)	$257
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,194)	$8,804
Securities of state and local municipalities taxable	395	—	(55)	340
Corporate bonds	19,000	—	(1,491)	17,509
SBA pass-through securities	44	—	(3)	41
Mortgage-backed securities	155,666	—	(27,333)	128,333
Collateralized mortgage obligations	$4,398	$—	$(708)	$3,690
Total Available-for-sale Securities	$189,501	$—	$(30,784)	$158,717

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax exempt	$265	$—	$(9)	$256
Total Held-to-maturity Securities	$265	$—	$(9)	$256
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,437)	$8,561
Securities of state and local municipalities taxable	404	—	(55)	349
Corporate bonds	19,000	—	(1,883)	17,117
SBA pass-through securities	48	—	(3)	45
Mortgage-backed securities	158,956	—	(31,280)	127,676
Collateralized mortgage obligations	3,488	—	(761)	2,727
Total Available-for-sale Securities	$191,894	$—	$(35,419)	$156,475

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
No allowance for credit losses was recognized as of March 31, 2025 and December 31, 2024 related to the Company's investment portfolio.
The Company had no securities pledged to secure borrowings at March 31, 2025 and December 31, 2024, respectively. The Company had securities of $20.2 million and $55.1 million pledged to secure public deposits at March 31, 2025 and December 31, 2024, respectively.
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at March 31, 2025 and December 31, 2024, aggregated by credit quality indicator:

Held-to-Maturity: State maturity municipal and tax exempt	March 31, 2025	December 31, 2024
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of March 31, 2025 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,804	$(1,194)	$8,804	$(1,194)
Securities of state and local municipalities taxable	—	—	340	(55)	340	(55)
Corporate bonds	645	(105)	16,864	(1,386)	17,509	(1,491)
SBA pass-through securities	—	—	41	(3)	41	(3)
Mortgage-backed securities	—	—	126,432	(27,351)	126,432	(27,351)
Collateralized mortgage obligations	972	(17)	2,718	(691)	3,690	(708)
Total	$1,617	$(122)	$155,199	$(30,680)	$156,816	$(30,802)

Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2024 are as follows:

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,561	$(1,437)	$8,561	$(1,437)
Securities of state and local municipalities taxable	—	—	349	(55)	349	(55)
Corporate bonds	645	(105)	16,472	(1,778)	17,117	(1,883)
SBA pass-through securities	—	—	45	(3)	45	(3)
Mortgage-backed securities	1,856	(28)	125,820	(31,252)	127,676	(31,280)
Collateralized mortgage obligations	—	—	2,727	(761)	2,727	(761)
Total	$2,501	$(133)	$153,974	$(35,286)	$156,475	$(35,419)
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
Securities of state and local municipalities taxable: The unrealized loss on one of the investments in securities of state and local municipalities was caused by interest rate increases. The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The investment carries an S&P investment grade rating of AAA.
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
Mortgage-backed securities: The unrealized losses on the Company’s investment on 36 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 11 CMOs was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at March 31, 2025 and December 31, 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The amortized cost and fair value of securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2025
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
3 months or less	$—	$—	$—	$—
After 1 year through 5 years	265	257	3,815	3,615
After 5 years through 10 years	—	—	27,871	25,377
After 10 years	—	—	157,815	129,725
Total	$265	$257	$189,501	$158,717
For the three months ended March 31, 2025 and 2024, principal repayments of securities totaled $3.3 million and $2.8 million, respectively. During the three months ended March 31, 2025 and 2024, $989 thousand and $0 of available-for-sale securities were purchased. No securities were sold or matured during the three months ended March 31, 2025 and 2024.
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at March 31, 2025 and December 31, 2024 follows:

	March 31, 2025	December 31, 2024
Commercial real estate	$1,009,842	$1,038,307
Commercial and industrial	383,327	336,662
Commercial construction	165,665	162,367
Consumer real estate	314,971	325,313
Consumer nonresidential	8,328	7,586
	$1,882,133	$1,870,235
Less:
Allowance for credit losses	18,422	18,129
Loans, net	$1,863,711	$1,852,106

An analysis of the allowance for credit losses for the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
March 31, 2025
Allowance for credit losses:
Beginning Balance, January 1	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(50)	—	—	—	(50)
Recoveries	—	186	—	—	3	189
Provision (reversal)	(458)	412	316	(139)	23	154
Ending Balance	$8,976	$3,687	$2,029	$3,636	$94	$18,422

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Commercial Real Estate		Commercial and Industrial		Commercial Construction		Consumer Real Estate		Consumer Nonresidential		Total
March 31, 2024
Allowance for credit losses:
Beginning Balance, January 1, 2023	$10,174		$3,385		$1,425		$3,822		$65		$18,871
Charge-offs	—		—		—		—		(4)		(4)
Recoveries	—		—		—		—		34		34
Provision (reversal)	(123)		42		48		85		(35)		17
Ending Balance	$10,051	0	$3,427	0	$1,473	0	$3,907	0	$60	0	$18,918

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2024
Allowance for credit losses:
Beginning Balance, January 1, 2023	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	(821)	—	(122)	(26)	(969)
Recoveries	—	74	—	1	54	129
Provision (reversal)	(740)	501	288	74	(25)	98
Ending Balance	$9,434	$3,139	$1,713	$3,775	$68	$18,129
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,184	$—	$10,244	$—
Commercial and industrial	—	455	—	471
Commercial construction	—	—	—	—
Consumer real estate	108	—	490	—
Consumer nonresidential	—	—	—	—
Total	$10,292	$455	$10,734	$471
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
($ in thousands, except per share data)
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination for the three months ended March 31, 2025, were as follows:

	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$423,308	$131,022	$206,708	$70,129	$13,062	$386	$152,668	$—	$997,283
Special mention	2,375	—	—	—	—	—	—	—	2,375
Substandard	—	—	10,184	—	—	—	—	—	10,184
Doubtful	—	—	—	—	—	—	—	—	—
Total	$425,683	$131,022	$216,892	$70,129	$13,062	$386	$152,668	$—	$1,009,842
Gross Charge-offs	—	—	—	—	—	—	—	—	—
Commercial and Industrial
Grade:
Pass	$50,752	$6,073	$24,326	$33,767	$116,339	$1,639	$147,773	$—	$380,669
Special mention	—	—	853	—	—	—	1,350	—	2,203
Substandard	—	—	—	410	—	—	45	—	455
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,752	$6,073	$25,179	$34,177	$116,339	$1,639	$149,168	$—	$383,327
Gross Charge-offs	—	—	—	—	(50)	—	—	—	(50)
Commercial Construction
Grade:
Pass	$8,226	$6,071	$—	$—	$—	$—	$151,368	$—	$165,665
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,226	$6,071	$—	$—	$—	$—	$151,368	$—	$165,665
Gross Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Real Estate
Grade:
Pass	$40,446	$26,615	$172,922	$45,308	$1,637	$—	$27,884	$—	$314,812
Special mention	—	—	—	—	—	—	51	—	51
Substandard	108	—	—	—	—	—	—	—	108
Doubtful	—	—	—	—	—	—	—	—	—
Total	$40,554	$26,615	$172,922	$45,308	$1,637	$—	$27,935	$—	$314,971
Gross Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Nonresidential
Grade:
Pass	$503	$—	$16	$92	$115	$5	$7,597	$—	$8,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$503	$—	$16	$92	$115	$5	$7,597	$—	$8,328
Charge-offs	—	—	—	—	—	—	—		—
Total Recorded Investment	$525,718	$169,781	$415,009	$149,706	$131,153	$2,030	$488,736	$—	$1,882,133
Total Gross Charge-Offs	$—	$—	$—	$—	$(50)	$—	$—	$—	$(50)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination for the year ended December 31, 2024, were as follows:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$377,345	$68,364	$134,808	$207,568	$70,488	$13,027	$153,448	$—	$1,025,048
Special mention	2,385	—	—	—	630	—	—	—	3,015
Substandard	—	—	—	10,244	—	—	—	—	10,244
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,730	$68,364	$134,808	$217,812	$71,118	$13,027	$153,448	$—	$1,038,307
Charge-offs	(122)	—	—	—	—	—	—	—	(122)
Commercial and Industrial
Grade:
Pass	$27,989	$2,033	$7,938	$26,557	$35,381	$111,507	$124,786	$—	$336,191
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	424	—	47	—	471
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,989	$2,033	$7,938	$26,557	$35,805	$111,507	$124,833	$—	$336,662
Charge-offs	—	(186)	—	(635)	—	—	—	—	(821)
Commercial Construction
Grade:
Pass	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Real Estate
Grade:
Pass	$38,023	$4,621	$27,154	$178,257	$47,005	$571	$28,925	$—	$324,556
Special mention	—	—	—	—	—	—	266	—	266
Substandard	108	—	—	—	—	—	383	—	491
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,131	$4,621	$27,154	$178,257	$47,005	$571	$29,574	$—	$325,313
Charge-offs	—	—	—	—	—	—	—	—	—
Consumer Nonresidential
Grade:
Pass	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Charge-offs	(23)	(1)	—	—	—	(2)	—	—	(26)
Total Recorded Investment	$454,653	$75,019	$175,999	$422,651	$154,029	$125,225	$462,659	$—	$1,870,235
Total Charge-offs	$(145)	$(187)	$—	$(635)	$—	$(2)	$—	$—	$(969)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - As of and for the Year-to-Date Periods Ended March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Grade:
Pass	$1,866,757	$1,855,748
Special mention	4,629	3,281
Substandard	10,747	11,206
Doubtful	—	—
Total Recorded Investment	1,882,133	1,870,235
Charge-offs	(50)	(969)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2025, the Company had $4.6 million in loans identified as special mention, an increase from $3.3 million at December 31, 2024. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2025, the Company had $10.7 million in loans identified as substandard, a decrease of $11.2 million from December 31, 2024. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At March 31, 2025, an individually assessed allowance for credit losses totaling $462 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at March 31, 2025 and December 31, 2024:

	Accruing
As of March 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$—	$—	$999,658	$10,184	$1,009,842
Commercial and industrial	—	—	—	—	382,872	455	383,327
Commercial construction	—	—	—	—	165,665	—	165,665
Consumer real estate	576	767	—	1,343	313,520	108	314,971
Consumer nonresidential	—	10	—	10	8,318	—	8,328
Total	$576	$777	$—	$1,353	$1,870,033	$10,747	$1,882,133

	Accruing
As of December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,300	$—	$214	$1,514	$1,026,513	$10,280	$1,038,307
Commercial and industrial	50	—	—	50	336,140	472	336,662
Commercial construction	—	—	—	—	162,367	—	162,367
Consumer real estate	4,764	752	1,405	6,921	317,903	489	325,313
Consumer nonresidential	2	—	—	2	7,584	—	7,586
Total	$6,116	$752	$1,619	$8,487	$1,850,507	$11,241	$1,870,235
The following presents nonaccrual loans as of March 31, 2025 and December 31, 2024 and interest income recognized for those year to date periods:

As of March 31, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,184	$10,184	$177
Commercial and industrial	455	—	455	16
Commercial construction	—	—	—	—
Consumer real estate	108	—	108	2
Consumer nonresidential	—	—	—	—
Total	$563	$10,184	$10,747	$195

As of December 31, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,280	$10,280	$379
Commercial and industrial	472	—	472	40
Commercial construction	—	—	—	—
Consumer real estate	489	—	489	55
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$11,241	$474
There were two consumer mortgage loans totaling $108 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process at both March 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $86 thousand and $32 thousand at March 31, 2025 and December 31, 2024, respectively, which have been reclassified from deposits to loans. At March 31, 2025 and December 31, 2024, loans with a carrying value of $357.8 million and $493.1 million were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
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
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the years ended March 31, 2025, and December 31, 2024, respectively.
As of March 31, 2025, the reserve for unfunded commitments increased to $557 thousand from $510 thousand at December 31, 2024.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Provision for credit losses - loans	$154	$17
Provision for (reversal of) credit losses - unfunded commitments	46	(17)
Total provision for credit losses	$200	$—

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies needed in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2025 and December 31, 2024. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of March 31, 2025 and December 31, 2024, the Company had entered into 16 and 17 interest rate swap agreements, respectively, which were collateralized by $30 thousand in cash.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The notional amount and fair value of the Company's derivative financial instruments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$76,893	$2,464
Pay Fixed/Receive Variable Swaps	76,893	(2,464)

	December 31, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,512	$3,536
Pay Fixed/Receive Variable Swaps	80,512	(3,536)
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
At March 31, 2025 and December 31, 2024, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows is as follows:

	March 31, 2025	December 31, 2024
Notional amount	$250,000	$250,000
Weighted average pay rate	3.25%	3.25%
Weighted average receive rate	4.33%	5.15%
Weighted average maturity in years	2.78 years	3.03 years
Unrealized gain relating to interest rate swaps	$2,536	$5,371
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At March 31, 2025 and December 31, 2024, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2025 and 2024, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

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
At March 31, 2025 and December 31, 2024, the following financial instruments were outstanding, which contract amounts represent credit risk:

	March 31, 2025	December 31, 2024
Commitments to grant loans	$38,220	$24,989
Unused commitments to fund loans and lines of credit	148,038	171,752
Commercial and standby letters of credit	24,321	25,221
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
The Company maintains its cash accounts with the Federal Reserve Bank of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $5.2 million and $6.8 million at March 31, 2025 and 2024, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At March 31, 2025, 107,063 shares were available to grant under the Plan.
No options were granted during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, there were 218,916 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.
A summary of option activity under the Plan as of March 31, 2025, and changes during the three months ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2025	704,622	$7.94	0.74
Granted	—	—
Exercised	(389,384)	7.02
Forfeited or expired	—	—
Outstanding and Exercisable at March 31, 2025	315,238	$9.22	1.13	$426,880
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. This amount changes based on changes in the market value of the Company's stock.
As of March 31, 2025, all outstanding options of the Plan were fully vested. Tax benefits recognized for qualified and non-qualified stock option exercises during 2025 and 2024 totaled $294 thousand and $55 thousand, respectively.
A summary of the Company's restricted stock unit activity for the three months ended March 31, 2025 is shown below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	89,055	$14.41
Granted	133,400	10.44
Vested	(27,899)	13.99
Forfeited	(582)	14.63
Balance at March 31, 2025	193,974	$11.77
The compensation cost that has been charged to income for the Plan was $219 thousand and $135 thousand for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, 2,544 shares and 2,175 shares were withheld from issuance upon vesting of restricted stock units in order to cover the cost of the exercise by the participant. As of March 31, 2025, there was $1.9 million of total unrecognized compensation cost related to nonvested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 39 months.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements at March 31, 2025 Using
	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,804	$—	$8,804	$—
Securities of state and local municipalities taxable	340	—	340	—
Corporate bonds	17,509	—	17,509	—
SBA pass-through securities	41	—	41	—
Mortgage-backed securities	128,333	—	128,333	—
Collateralized mortgage obligations	3,690	—	3,690	—
Total Available-for-Sale Securities	$158,717	$—	$158,717	$—
Derivative assets - interest rate swaps	$2,464	$—	$2,464	$—
Derivative assets - cash flow hedge	2,536	—	2,536	—
Liabilities
Derivative liabilities - interest rate swaps	$2,464	$—	$2,464	$—

		Fair Value Measurements at December 31, 2024 Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,561	$—	$8,561	$—
Securities of state and local municipalities taxable	349	—	349	—
Corporate bonds	17,117	—	17,117	—
SBA pass-through securities	45	—	45	—
Mortgage-backed securities	127,676	—	127,676	—
Collateralized mortgage obligations	2,727	—	2,727	—
Total Available-for-Sale Securities	$156,475	$—	$156,475	$—
Derivative assets - interest rate swaps	$3,536	$—	$3,536	$—
Derivative assets - cash flow hedge	5,371	—	5,371	—
Liabilities
Derivative liabilties - interest rate swaps	$3,536	$—	$3,536	$—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At March 31, 2025 and December 31, 2024, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$9,758	$—	$—	$9,758
Total Collateral-dependent loans	$9,758	$—	$—	$9,758

		Fair Value Measurements Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$9,812	$—	$—	$9,812
Total Collateral-dependent loans	$9,812	$—	$—	$9,812

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables display quantitative information about Level 3 Fair Value Measurements at March 31, 2025 and December 31, 2024:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$9,758	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$9,812	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements as of March 31, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,957	$12,957	$—	$—
Interest-bearing deposits at other institutions	110,973	110,973	—	—
Securities held-to-maturity	265	—	257	—
Securities available-for-sale	158,717	—	158,717	—
Restricted stock	7,774	—	7,774	—
Loans, net	1,863,711	—	—	1,795,236
Bank owned life insurance	9,289	—	9,289	—
Accrued interest receivable	10,114	—	10,114	—
Derivative assets - interest rate swaps	2,464	—	2,464	—
Derivative assets - cash flow hedge	2,536	—	2,536	—

Financial liabilities:
Checking	$984,969	$—	$984,969	$—
Savings and money market	396,791	—	396,791	—
Time deposits	274,949	—	273,209	—
Wholesale deposits	249,912	—	250,072	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,709	—	18,720	—
Accrued interest payable	2,338	—	2,338	—
Derivative liabilities - interest rate swaps	2,464	—	2,464	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,161	$8,161	$—	$—
Interest-bearing deposits at other institutions	82,789	82,789	—	—
Securities held-to-maturity	265	—	256	—
Securities available-for-sale	156,475	—	156,475	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,852,106	—	—	1,779,966
Bank owned life insurance	9,219	—	9,219	—
Accrued interest receivable	10,315	—	10,315	—
Derivative assets - interest rate swaps	3,536	—	3,536	—
Derivative assets - cash flow hedge	5,371	—	5,371	—

Financial liabilities:
Checking	$989,477	$—	$989,477	$—
Savings and money market	383,087	—	383,087	—
Time deposits	248,154	—	248,674	—
Wholesale deposits	249,887	—	250,168	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,695	—	18,709	—
Accrued interest payable	2,505	—	2,505	—
Derivative liabilities - interest rate swaps	3,536	—	3,536	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units for the three months ended March 31, 2025 and 2024, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 0 and 5,001 anti-dilutive shares for the three months ended March 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

(Net income and average shares are in thousands)	Three months ended March 31,
	2025	2024
Net income	$5,165	$1,340

Weighted average - basic shares	18,295	17,829
Effect of dilutive securities, restricted stock units and options	171	488
Weighted average - diluted shares	18,466	18,317

Basic EPS	$0.28	$0.08
Diluted EPS	$0.28	$0.07
Note 9. Accumulated Other Comprehensive (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2025 and 2024 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

Three Months Ended March 31, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	3,578	(2,198)	1,380
Other comprehensive (loss) income, net of tax	3,578	(2,198)	1,380
Balance, end of period	$(23,914)	$2,028	$(21,886)

Three Months Ended March 31, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains (losses) during the period	(1,544)	3,231	1,687
Other comprehensive (loss), net of tax	(1,544)	3,231	1,687
Balance, end of period	$(28,020)	$5,547	$(22,473)
There were no reclassifications from AOCI into income for the three months ended March 31, 2025 and 2024.

Note 10.     Subordinated Notes
On October 13, 2020, the Company completed the private placement of $20.0 million of its 4.875% Fixed to Floating Subordinated Notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at the 3-month Secured Overnight Financing Rate (SOFR) plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Notes were structured to qualify as Tier 2 capital for regulatory purposes. The Company paid approximately $984 thousand to repurchase and retire a portion of the notes in 2024.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Noninterest income
In-scope of topic 606
Service charges on deposit accounts	$270	$261
Fees, exchange, and other service charges	100	73
Other income	12	25
Noninterest income (in-scope of topic 606)	382	359
Noninterest income (out-scope of topic 606)	289	36
Total noninterest (loss) income	$671	$395
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2025 and December 31, 2024, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the years ended March 31, 2025 or December 31, 2024.

Note 12. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$13,505	$13,601
Income taxes	1,225	—
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	4,636	(1,979)
Unrealized (loss) gain on interest rate swaps	(2,825)	4,142
Adoption of ASU 2023-02	—	13

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Note 13. Subsequent Events
During the quarter ended March 31, 2025, the Company announced the extension of its share repurchase program that was initiated in 2020. Under the repurchase program, the Company may repurchase up to 1,300,000 shares of its common stock, or approximately 7% of its outstanding shares of common stock at December 31, 2024. The repurchase program will expire on March 31, 2026, subject to earlier termination of the program by the Company's Board of Directors. Shares may be purchased in the open market or through privately negotiated transactions.
Subsequent to March 31, 2025, the Company repurchased 415,000 shares of its common stock at a total cost of $4.6 million. All of these shares have been cancelled and returned to the status of authorized but unissued.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2025 and December 31, 2024 and the results of our operations for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the balance of 2025, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

•the concentration of our business in and around the Washington, D.C. metropolitan area and the effects of changes in the economic, political, and environmental conditions on this market, including potential reductions in spending by the U.S. government and related reductions in the federal workforce;

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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2024, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect our operations, financial condition, or results of operations.

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
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. We manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from our minority membership interest in Atlantic Coast Mortgage, LLC ("ACM"), merchant services fee income, insurance commission income, income from bank owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
Critical Accounting Policies
General
The accounting principles we apply under the accounting principles generally accepted in the United States of America ("GAAP") are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from initial estimates.
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

Results of Operations— Three Months Ended March 31, 2025 and 2024
Overview
For the three months ended March 31, 2025, we recorded net income of $5.2 million, or $0.28 diluted earnings per share, compared to net income of $1.3 million, or $0.07 diluted earnings per share for the three months ended March 31, 2024, an increase of $3.8 million. Net income for the three months ended March 31, 2024 included the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense.
Net interest income for the three months ended March 31, 2025 was $15.1 million, compared to $12.8 million for the same period of 2024, an increase of $2.3 million, or 18%. Provision for credit losses for the three months ended March 31, 2025 was $200 thousand, compared to none for the same period of 2024. Noninterest income was $671 thousand and $395 thousand for the three months ended March 31, 2025 and 2024, respectively, an increase of $276 thousand, or 70%. Noninterest expense was $9.1 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $508 thousand, or 6%.
The annualized return on average assets for the three months ended March 31, 2025 and 2024 was 0.94% and 0.25%, respectively. The annualized return on average equity for the three months ended March 31, 2025 and 2024 was 8.61% and 2.44%, respectively.
Commercial bank operating earnings, which exclude the above mentioned nonrecurring taxes on the surrender of our BOLI policies, for the three months ended March 31, 2025 and March 31, 2024 were $5.2 million and $3.7 million, respectively, an increase of $1.4 million, or 38%. Diluted commercial bank operating earnings per share for the three months ended March 31, 2025 and March 31, 2024 were $0.28 and $0.20, respectively.
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

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Net income (as reported)	$5,165	$1,340
Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	—	2,386
Non-GAAP commercial bank operating earnings, excluding above items	$5,165	$3,726
Earnings per share - basic (GAAP net income)	$0.28	$0.08
Adjustments to Earnings per share - Non-GAAP expenses including provision for income taxes	$—	$0.13
Earnings per share - basic (non-GAAP commercial bank operating earnings)	$0.28	$0.21
Earnings per share - diluted (GAAP net income)	$0.28	$0.07
Adjustments to earnings per share - Non-GAAP expenses including provision for income taxes	$—	$0.13
Adjustments to earnings per share - diluted (non-GAAP commercial bank operating earnings)	$0.28	$0.20
Return on average assets (GAAP net income)	0.94%	0.25%
Non-GAAP adjustments to expenses including provision for income taxes	—%	0.44%
Adjusted return on average assets (non‑GAAP commercial bank operating earnings)	0.94%	0.69%
Return on average equity (GAAP net income)	8.61%	2.44%
Non-GAAP adjustments to expenses including provision for income taxes	—%	4.33%
Adjusted return on average equity (non‑GAAP commercial bank operating earnings)	8.61%	6.77%

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2025 and 2024.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,027,564	$12,885	5.02%	$1,091,088	$13,561	4.97%
Commercial and industrial	324,023	6,369	7.86%	228,147	4,361	7.65%
Commercial construction	165,111	2,969	7.19%	152,535	2,752	7.22%
Consumer real estate	319,946	3,822	4.78%	358,886	4,439	4.95%
Warehouse facilities	21,847	347	6.35%	4,531	88	7.77%
Consumer nonresidential	8,102	161	7.95%	5,700	113	7.96%
Total loans(1)	1,866,593	26,553	5.69%	1,840,887	25,314	5.50%

Investment securities(2)	198,776	1,041	2.09%	215,020	1,141	2.12%
Interest-bearing deposits at other financial institutions	87,840	963	4.39%	27,533	372	5.44%
Total interest‑earning assets and interest income	$2,153,209	$28,557	5.31%	$2,083,440	$26,827	5.15%

Noninterest‑earning assets:
Cash and due from banks	11,138			5,946
Premises and equipment, net	849			976
Accrued interest and other assets	54,981			87,983
Allowance for credit losses	(18,195)			(18,882)
Total assets	$2,201,982			$2,159,463

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$617,141	$4,821	3.17%	$499,923	$3,942	3.17%
Savings and money markets	390,467	3,141	3.26%	300,371	2,507	3.36%
Time deposits	256,389	2,680	4.24%	300,873	3,208	4.29%
Wholesale deposits	249,888	2,150	3.49%	305,392	2,884	3.80%
Total interest ‑ bearing deposits	1,513,885	12,792	3.43%	1,406,559	12,541	3.59%

Other borrowed funds	50,000	468	3.80%	107,830	1,237	4.61%
Subordinated notes, net of issuance costs	18,699	245	5.32%	19,624	257	5.28%
Total interest‑bearing liabilities and interest expense	$1,582,584	$13,505	3.46%	$1,534,013	$14,035	3.68%
Noninterest‑bearing liabilities:
Demand deposits	354,629			380,119
Other liabilities	24,747			25,288
Common stockholders' equity	240,022			220,043
Total liabilities and stockholders' equity	$2,201,982			$2,159,463
Net interest income and net interest margin		$15,052	2.83%		$12,792	2.47%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $670 thousand and $404 thousand for the quarters ended March 31, 2025 and 2024, respectively.
(2)The average balances for investment securities includes restricted stock

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Rate and Volume Analysis
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	2025 Compared to 2024
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(790)	$114	$(676)
Commercial and industrial	1,832	176	2,008
Commercial construction	227	(10)	217
Consumer residential	(482)	(135)	(617)
Warehouse facilities	336	(77)	259
Consumer nonresidential	48	—	48
Total loans	1,171	68	1,239

Investment securities(2)	(87)	(11)	(98)
Deposits at other financial institutions and federal funds sold	808	(232)	577

Total interest income	1,892	(174)	1,718

Interest expense:

Interest - bearing deposits:
Interest checking	884	(5)	879
Savings and money markets	726	(92)	634
Time deposits	(498)	(30)	(528)
Wholesale deposits	(520)	(214)	(734)
Total interest - bearing deposits	592	(341)	251

Other borrowed funds	(669)	(100)	(769)
Subordinated notes, net of issuance costs	(14)	2	(12)
Total interest expense	(91)	(439)	(530)

Net interest income	$1,983	$265	$2,248
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.
(2)Includes the impact of restricted stock
.

Net interest income totaled $15.1 million for the three months ended March 31, 2025 compared to $12.8 million for the three months ended March 31, 2024, an increase of $2.3 million, or 18%. The increase in net interest income is primarily due to an increase in loan interest income as the loan portfolio reprices in this higher interest rate environment.
Our net interest margin for the three months ended March 31, 2025 and 2024 was 2.83% and 2.47%, respectively, an increase of 36 basis points, or 15%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year. We have also reduced the cost of our funding sources simultaneously with federal funds rate decisions during 2024. The yield on interest-earning assets increased 16 basis points to 5.31% for the three months ended March 31, 2025, compared to 5.15% for the same period of 2024, a result of the increased rate environment over the past year. Our cost of funds decreased 12 basis points to 2.83% for the three months ended March 31, 2025, compared to 2.95% for the same period of 2024.
Average interest-earning assets increased $69.8 million, or 3%, to $2.15 billion at March 31, 2025 compared to $2.08 billion at March 31, 2024. This increase was primarily related to an increase in interest-bearing deposits held at other financial institutions. Total interest income increased $1.7 million, or 6%, to $28.6 million for the three months ended March 31, 2025 compared to $26.8 million for the three months ended March 31, 2024. The increase in our average volume was the main driver to the increase in our interest income, contributing $1.9 million of the increase for the three months ended March 31, 2025 compared to the year ago quarter, offset by a decrease in the average rate which decreased interest income $164 thousand.
Average loans receivable increased $25.7 million to $1.87 billion for the three months ended March 31, 2025, compared to $1.84 billion for the three months ended March 31, 2024. The yield on average loans increased 19 basis points to 5.69% for the three months ended March 31, 2025. The increase in our average loan yields was primarily a result of the repricing of the loan portfolio at higher interest rates. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2025 and 2024.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, increased $60.3 million to $87.8 million for the quarter ended March 31, 2025, compared to $27.5 million for the quarter ended March 31, 2024. The yield on average interest-earning deposits at other financial institutions decreased 99 basis points to 4.45% for the quarter ended March 31, 2025 compared to the same period of 2024, primarily as a result of the Federal Open Market Committee's decision to decrease its targeted federal funds rate 100 basis points during 2024.
Total average interest-bearing liabilities increased $48.6 million to $1.58 billion at March 31, 2025 compared to $1.53 billion at March 31, 2024. Conversely, interest expense decreased $530 thousand to $13.5 million for the three months ended March 31, 2025 compared to $14.0 million for the three months ended March 31, 2024. The decrease in the average rate contributed $439 thousand to the decrease in interest expense for the first quarter of 2025 compared to the same period of 2024.
Total average interest-bearing deposits increased $107.3 million to $1.51 billion at March 31, 2025 compared to $1.41 billion at March 31, 2024. Interest expense on deposits increased $251 thousand to $12.8 million for the three months ended March 31, 2025 compared to $12.5 million for the three months ended March 31, 2024, primarily a result of the increase in average total interest-bearing deposits for the three months ended March 31, 2025. Average noninterest-bearing deposits decreased $25.5 million, or 7%, to $354.6 million for the three months ended March 31, 2025, compared to $380.1 million for the three months ended March 31, 2024, as customers continue to move excess funds from noninterest-bearing to interest-bearing deposit products. Average interest checking deposits increased $117.2 million to $617.1 million for the three months ended March 31, 2025 compared to $499.9 million for the three months ended March 31, 2024. Average savings and money market deposits increased $90.1 million to $390.5 million for the three months ended March 31, 2025 compared to $300.4 million for the same period of 2024. Average time deposits decreased $44.5 million to $256.4 million for the three months ended March 31, 2025 compared to $300.9 million for the three months ended March 31, 2024. Average wholesale deposits decreased $55.5 million to $249.9 million for the three months ended March 31, 2025 compared to $305.4 million for the three months ended March 31, 2024.
Average other borrowed funds decreased $57.8 million to $50.0 million for the quarter ended March 31, 2025, compared to $107.8 million for the quarter ended March 31, 2024. Interest expense on other borrowed funds decreased

$769 thousand for the quarter ended March 31, 2025 to $468 thousand compared to $1.2 million for the same period of 2024.
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
We recorded a provision for credit losses of $200 thousand for the three months ended March 31, 2025 and $0 for the three months ended March 31, 2024. The allowance for credit losses was $18.4 million and $18.1 million at March 31, 2025 and December 31, 2024, respectively. Our allowance for credit losses as a percent of total loans, net of deferred fees and costs, was 0.98% and 0.97% at March 31, 2025 and December 31, 2024, respectively.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Nonperforming loans, net of fees, at March 31, 2025 totaled $10.7 million, or 0.48% of total assets, compared to $12.8 million, or 0.58%, of total assets at December 31, 2024. We had no other real estate owned at March 31, 2025 and December 31, 2024, respectively. We recorded net recoveries of $139 thousand and $30 thousand for the quarters ended March 31, 2025 and 2024, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for noninterest income for the three months ended March 31, 2025 and 2024.
Noninterest Income
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024	Change from Prior Year
			Amount	Percent
Service charges on deposit accounts	$270	$261	$9	3.4%
Fees on loans	77	49	28	57.1%
BOLI income	70	190	(120)	(63.2)%
Income (loss) from minority membership interest	141	(203)	344	(169.5)%
Other fee income	113	98	15	15.3%
Total noninterest income	$671	$395	$276	69.9%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. For the three months ended March 31, 2025 and 2024, we recorded noninterest income of $671 thousand and $395 thousand, respectively, an increase of $276 thousand, or 70%.
We recorded income from our minority membership interest in ACM totaling $141 thousand for the three months ended March 31, 2025, compared to a loss of $203 thousand for same period of 2024.
Fee income from loans was $77 thousand for the quarter ended March 31, 2025, compared to $49 thousand for the same period of 2024. Service charges on deposits were $270 thousand for the quarter ended March 31, 2025, compared to $261 thousand for the same period of 2024, an increase of $9 thousand, or 3%. Income from BOLI decreased to

$70 thousand for the three months ended March 31, 2025 compared to $190 thousand for same period of 2024, the decrease a result of our surrendered BOLI policies which occurred during the first quarter of 2024.
Noninterest Expense
The following table reflects the components of noninterest expense for the three months ended March 31, 2025 and 2024.
Noninterest Expense
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024	Change from Prior Year
			Amount	Percent
Salaries and employee benefits	$4,783	$4,531	$252	5.6%
Occupancy expense	529	522	7	1.3%
Internet banking and software expense	825	694	131	18.9%
Data processing and network administration	619	635	(16)	(2.5)%
State franchise taxes	596	589	7	1.2%
Audit, legal and consulting fees	242	243	(1)	(0.4)%
Loan related expenses	279	222	57	25.7%
FDIC insurance	330	345	(15)	(4.3)%
Marketing, business development and advertising	169	204	(35)	(17.2)%
Director fees	150	135	15	11.1%
Postage, courier and telephone	18	45	(27)	(60.0)%
Core deposit intangible amortization	35	45	(10)	(22.2)%
Other operating expenses	557	415	142	34.2%
Total noninterest expense	$9,132	$8,625	$572	6.6%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.1 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.
Salaries and benefits expense increased $252 thousand to $4.8 million for the three months ended March 31, 2025 compared to $4.5 million for the same period of 2024, which was primarily related to an increase in payroll taxes and other incentive accruals during the first quarter of 2025. Internet banking and software expense increased $131 thousand to $825 thousand for the three months ended March 31, 2025, compared to $694 thousand for the same period of 2024.
Income Taxes
We recorded a provision for income tax expense of $1.2 million for the three months ended March 31, 2025, compared to the provision for income tax expense of $3.2 million for the three months ended March 31, 2024. Income tax expense for the three months ended March 31, 2024 includes $2.4 million in taxes and penalties related to the surrender of our BOLI policies. These were in part offset by discrete tax benefits recorded as a result of nonqualified option exercises that occurred during the quarter ended March 31, 2024.

Discussion and Analysis of Financial Condition
Overview
At March 31, 2025, total assets were $2.24 billion, an increase of $41.8 million, from $2.20 billion at December 31, 2024. Investments in debt securities were $159.0 million at March 31, 2025, an increase of $2.2 million, from $156.7 million at December 31, 2024. Total deposits increased $36.0 million, or 2%, to $1.91 billion at March 31, 2025, from $1.87 billion at December 31, 2024. We had Federal Home Loan Bank of Atlanta ("FHLB") advances outstanding totaling $50.0 million at each of March 31, 2025 and December 31, 2024. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million at each of March 31, 2025 and December 31, 2024.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.88 billion at March 31, 2025 and $1.87 billion at December 31, 2024, an increase of $11.9 million, or 1%.
Commercial real estate loans totaled $1.01 billion and $1.04 billion at March 31, 2025 and December 31, 2024, respectively, and were approximately 54% and 56% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $182.5 million at March 31, 2025 compared to $187.8 million at December 31, 2024. Nonowner-occupied commercial real estate loans were $828.2 million at March 31, 2025 compared to $850.1 million at December 31, 2024. Commercial construction loans totaled $165.7 million at March 31, 2025, compared to $162.4 million at December 31, 2024 and comprised of 9% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 357% of our total risk-based capital at March 31, 2025. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage the portfolio in a disciplined manner and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $46.7 million to $383.3 million at March 31, 2025, an increase of 14%, from $336.7 million at December 31, 2024. Consumer real estate loans decreased $10.3 million to $315.0 million at March 31, 2025, from $325.3 million at December 31, 2024, primarily a result of principal repayments during the first quarter of 2025.

The following table presents the composition of our loans receivable portfolio at March 31, 2025 and December 31, 2024.
Loans Receivable
At March 31, 2025 and December 31, 2024
(Dollars in thousands)

	March 31, 2025	December 31, 2024
Commercial real estate	$1,009,842	$1,038,307
Commercial and industrial	383,327	336,662
Commercial construction	165,665	162,367
Consumer real estate	314,971	325,313
Consumer nonresidential	8,328	7,586

Total loans, net of fees	1,882,133	1,870,235

Less:
Allowance for credit losses on loans	18,422	18,129

Loans receivable, net	$1,863,711	$1,852,106

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $10.7 million and $12.8 million at March 31, 2025 and December 31, 2024, respectively, a decrease of $2.1 million. The decrease in nonperforming loans at March 31, 2025 is primarily due to a decrease in loans past due over 90 days at March 31, 2025. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $462 thousand and $468 thousand at March 31, 2025 and December 31, 2024, respectively. Our ratio of nonperforming loans to total assets was 0.48% and 0.58% at March 31, 2025 and December 31, 2024, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the quarters ended March 31, 2025 and December 31, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2025, we had $4.6 million in loans identified as special mention, an increase of $1.3 million from December 31, 2024. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The increase from December 31, 2024 was primarily a result of downgrading two loan relationships to special mention during the first quarter of 2025. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At March 31, 2025, we had $10.7 million in loans identified as substandard, a decrease of $459 thousand from $11.2 million as of December 31, 2024, which was primarily a result of one loan being upgraded during the first quarter of 2025. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At March 31, 2025, reserves for individually assessed loans totaling $462 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral.

We recorded annualized net recoveries of (0.03)% and (0.01)% for the three months ended March 31, 2025 and 2024, respectively. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At March 31, 2025 and December 31, 2024
(Dollars in thousands)

	March 31, 2025	December 31, 2024
Nonperforming assets:
Nonaccrual loans, gross	$10,747	$11,241
Loans contractually past‑due 90 days or more and still accruing	—	1,619
Total nonperforming loans (NPLs)	$10,747	$12,860
Total nonperforming assets (NPAs)	$10,747	$12,860

NPLs/Total Assets	0.48%	0.58%
NPAs/Total Assets	0.48%	0.58%
Allowance for credit losses on loans/NPLs	171.42%	140.97%
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.01 billion, or 54% of total loans, at March 31, 2025 and $1.04 billion, or 56% of total loans, at December 31, 2024. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $121.9 million, or 6% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $2.3 million, or 0.12% of total loans, located in Washington, D.C. Loans secured by retail properties total $244.9 million, or 13% of total loans, at March 31, 2025. Loans secured by multi-family commercial properties totaled $158.9 million, or 8% of total loans, at March 31, 2025.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at March 31, 2025 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	66%	6	$7,322	17%	1	$2,960	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$10,282
Office, Class B	50%	26	9,861	44%	28	55,864		—	—	65,725
Office, Class C	49%	8	4,649	36%	8	1,812		1	848	7,309
Office, Medical	36%	7	1,060	44%	5	26,776		1	10,713	38,549
Subtotal		47	$22,892		42	$87,412		2	$11,561	$121,865	6%

Retail- Neighborhood/Community Shop		—	$—	43%	31	$86,204	Counties of Prince George's and Montgomery, MD and Fairfax County, VA	1	$5,561	$91,765
Retail- Restaurant	51%	7	6,113	43%	16	25,543		—	—	31,656
Retail- Single Tenant	56%	5	1,894	44%	17	34,206		—	—	36,100
Retail- Anchored,Other		0	—	51%	12	35,090		—	—	35,090
Retail- Grocery-anchored		—	—	41%	8	50,321		—	—	50,321
Subtotal		12	$8,007		84	$231,364		1	$5,561	$244,932	13%

Multi-family, Class A (Market)		—	$—	30%	2	$1,435	Washington, D.C., Baltimore City, MD and Richmond City, VA	1	$1,297	$2,732
Multi-family, Class B (Market)		—	—	65%	20	66,402		1	3,969	70,371
Multi-family, Class C (Market)		—	—	55%	58	72,698		1	997	73,695
Multi-Family-Affordable Housing		—	—	43%	5	12,071		0	—	12,071
Subtotal		—	$—		85	$152,606		3	$6,263	$158,869	8%

Industrial	47%	39	$62,641	46%	39	$122,197	Counties of Prince William and Fairfax, VA and Howard County, MD	1	$1,962	$186,800
Warehouse	50%	14	18,599	28%	7	9,117		—	—	27,716
Flex	45%	12	9,988	53%	14	56,156		3	792	66,936
Subtotal		65	$91,228		60	$187,470		4	$2,754	$281,452	15%

Hotels			$—	42%	9	$54,365		1	$7,761	$62,126	3%
Mixed Use	44%	10	5,675	59%	32	53,869		—	—	59,544	3%

Land			—			—		26	$60,859	$60,859	3%
1- 4 family construction			—			—		7	45,986	45,986	2%
Other (including net deferred fees)			55,066			59,888			24,920	139,874	7%
Total commercial real estate and construction loans, net of fees, at March 31, 2025			$182,868			$826,974			$165,665	$1,175,507	62%
Total commercial real estate and construction loans, net of fees, at December 31, 2024			$188,182			$850,125			$162,367	$1,200,674	64%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Bank-owned principal is not adjusted for deferred fees and costs.
(3).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, with one classified delinquency at March 31, 2025 totaling $10.2 million, which has a specific reserve of $462 thousand. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At March 31, 2025 and 2024, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual, or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
Allowance for Credit Losses on Loans
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	2025		2024
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	136	0.01%	—	—%
Consumer residential	—	—%	—	—%
Consumer nonresidential	3	—%	30	0.01%
Total	$139	0.01%	$30	0.01%
Average loans outstanding during the period	$1,866,593		$1,840,887

			At March 31,
			2025	2024
Allowance for credit losses on loans receivable, net of fees			0.98%	1.02%
Allocation of the Allowance for Credit Losses on Loans
At March 31, 2025 and December 31, 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,976	48.72%	$9,434	52.04%
Commercial and industrial	3,687	20.01%	3,139	17.31%
Commercial construction	2,029	11.01%	1,713	9.45%
Consumer residential	3,636	19.74%	3,775	20.82%
Consumer nonresidential	94	0.51%	68	0.38%
Total allowance for credit losses	$18,422	100.00%	$18,129	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of March 31, 2025 and 2024 totaled $265 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $158.7 million at March 31, 2025, an increase of $2.2 million, or 1%, from $156.5 million at December 31, 2024, primarily due to an increase in the market value of the investment securities portfolio totaling $4.6 million offset by principal repayments and maturities of $3.3 million.
As of March 31, 2025 and December 31, 2024, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $20.2 million and $55.3 million at March 31, 2025 and December 31, 2024, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of March 31, 2025, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized for our investment securities portfolio as of March 31, 2025.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At March 31, 2025, we owned $3.6 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at March 31, 2025 and December 31, 2024.
Investment Securities by Stated Yields
At March 31, 2025 and December 31, 2024

	At March 31, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.19	4.01	—	4.50
Mortgaged‑backed securities	—	2.08	4.32	1.61	1.66
Total available‑for‑sale securities	—%	5.17%	3.34%	1.62%	1.94%
Total investment securities	—%	4.98%	3.34%	1.62%	1.94%

	At December 31, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.26	4.01	—	4.50
Mortgaged‑backed securities	—	2.09	4.31	1.59	1.63
Total available‑for‑sale securities	—%	5.19%	3.34%	1.59%	1.92%
Total investment securities	—%	5.01%	3.34%	1.59%	1.92%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the three months ended March 31, 2025 and 2024:
Average Deposit Balances
For the three months ended March 31, 2025 and 2024

(Dollars in thousands)	March 31, 2025		March 31, 2024
Noninterest-bearing demand	$354,629	18.98%	$380,119	21.28%
Interest-bearing deposits
Interest checking	617,141	33.03%	499,923	27.98%
Savings and money markets	390,467	20.90%	300,371	16.81%
Certificate of deposits, $100,000 to $249,999	67,063	3.59%	102,943	5.76%
Certificate of deposits, $250,000 or more	189,326	10.13%	197,930	11.08%
Wholesale deposits	249,888	13.37%	305,392	17.09%
Total	$1,868,514	100.00%	$1,786,678	100.00%
Total deposits increased $36.0 million, or 2%, to $1.91 billion at March 31, 2025 from $1.87 billion at December 31, 2024. Noninterest-bearing deposits were $367.1 million at March 31, 2025, or 19.3% of total deposits. Interest checking deposits decreased $6.0 million to $617.8 million at March 31, 2025 compared to $623.8 million at December 31, 2024. Savings and money market deposits increased $13.7 million, or 4%, to $396.8 million at March 31, 2025 compared to $383.1 million at December 31, 2024. Time deposits increased $26.8 million, or 11%, to $274.9 million at March 31, 2025 from $248.2 million at December 31, 2024.
Wholesale deposits were $249.9 million at each of March 31, 2025 and December 31, 2024. Wholesale deposits are partially fixed at a weighted average rate of 3.44% as we have executed $250.0 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation ("FDIC") insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2025 and December 31, 2024, we had $328.8 million and $269.7 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of March 31, 2025, the estimated amount of total uninsured deposits (including collateralized deposits) was $777.9 million, or 41%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $577.1 million, or 30.2% of total deposits at March 31, 2025.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at March 31, 2025.
Certificates of Deposit Greater than $250,000
At March 31, 2025
(Dollars in thousands)

March 31, 2025
Three months or less	$61,044
Over three months through six months	28,159
Over six months through twelve months	55,412
Over twelve months	41,510
$186,125
Other borrowed funds, which are comprised of FHLB advances, were $50.0 million at each of March 31, 2025 and December 31, 2024. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, we did not have any federal funds purchased. Our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs, and as such, the weighted average rate of these FHLB advances was 3.60% at each of March 31, 2025 and December 31, 2024, respectively.
Total wholesale funding (including wholesale deposits and FHLB advances) remained unchanged at $299.9 million, at March 31, 2025 compared to December 31, 2024.
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
We believe that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2025 and December 31, 2024.
Shareholders' equity at March 31, 2025 was $242.3 million, an increase of $7.0 million, compared to $235.4 million at December 31, 2024. Net income recorded for the quarter ended March 31, 2025 contributed $5.2 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $1.4 million during the three months ended March 31, 2025, primarily as a result of the increase in the market value of our investment securities portfolio.
Total shareholders' equity to total assets at March 31, 2025 and December 31, 2024 was 10.8% and 10.7%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2025 and December 31, 2024 was $12.75 and $12.52, respectively.
As noted above, regulatory capital levels for the Bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.
As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.
The following tables shows the minimum capital requirements and the Bank's capital position at March 31, 2025 and December 31, 2024.
Bank Capital Components
At March 31, 2025 and December 31, 2024
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2025
Total risk-based capital	$283,678	15.07%	$197,602	>	10.50%	$181,192	>	10.00%
Tier 1 risk-based capital	264,699	14.07%	159,963	>	8.50%	150,554	>	8.00%
Common equity tier 1 capital	264,699	14.07%	131,734	>	7.00%	122,325	>	6.50%
Leverage capital ratio	264,699	11.92%	88,824	>	4.00%	111,030	>	5.00%
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	>	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	>	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	>	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	>	4.00%	110,144	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At March 31, 2025 and December 31, 2024
(Dollars in thousands, except per share data)

	2025	2024
Total stockholders' equity (GAAP)	$242,328	$235,354
Less: goodwill and intangibles, net	(7,385)	(7,420)
Tangible Common Equity (non-GAAP)	$234,943	$227,934

Book value per common share (GAAP)	$13.17	$12.93
Less: intangible book value per common share	(0.42)	(0.41)
Tangible book value per common share (non-GAAP)	$12.75	$12.52
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of March 31, 2025, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 30.2% of total deposits and were 31.2% at December 31, 2024.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $282.6 million at March 31, 2025, or 13% of total assets, an increase from $247.4 million, or 11% of total assets, at December 31, 2024. At March 31, 2025 and December 31, 2024, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $20.2 million and $55.1 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At March 31, 2025
(Dollars in millions)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$496,232
FRB discount window secured borrowings (2)	—	148,239
Unsecured federal fund purchase lines	—	210,196
Total	$130,000	$854,667
________________________
(1) The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit. The Bank has obtained a letter of credit of $130 million to secure public funds.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of up to one year or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These instruments represent obligations to extend credit or guarantee borrowings and are not recorded on the consolidated statements of financial condition. The rates and terms of these instruments are competitive with others in the market in which we do business.
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
At March 31, 2025 and December 31, 2024, unused commitments to fund loans and lines of credit totaled $186.3 million and $196.7 million, respectively. Commercial and standby letters of credit totaled $24.3 million at March 31, 2025 and $25.2 million at December 31, 2024.
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
55

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)On March 20, 2025, we publicly announced that the Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 7% of our outstanding shares of common stock at December 31, 2024. The Repurchase Program will expire on March 31, 2026, subject to earlier termination of the program by the Board of Directors.
No shares were purchased during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 14, 2025	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Sr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)