Form 10-Q
period 2025-06-30
FVCBankcorp, Inc.
filed 2025-08-13
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,051,687 shares of common stock, par value $0.01 per share, outstanding as of August 8, 2025.

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
June 30, 2025 and December 31, 2024
(In thousands, except share and per share data)
(Unaudited)

			June 30, 2025	December 31, 2024[1]
Assets
Cash and due from banks			$14,627	$8,161
Interest-bearing deposits at other financial institutions			120,505	82,789
Securities held-to-maturity (fair value of $260 thousand and $256 thousand at June 30, 2025 and December 31, 2024, respectively), net of allowance for credit losses of $0 and $0 at June 30, 2025 and December 31, 2024, respectively			265	265
Securities available-for-sale, at fair value			156,864	156,475
Restricted stock, at cost			7,774	8,186
Loans, net of allowance for credit losses of $18.1 million and $18.1 million at June 30, 2025 and December 31, 2024, respectively			1,851,033	1,852,106
Premises and equipment, net			773	858
Accrued interest receivable			10,179	10,315
Prepaid expenses			4,822	3,413
Deferred tax assets, net			12,997	13,273
Goodwill and intangibles, net			7,352	7,420
Bank owned life insurance			9,361	9,219
Operating lease right-of-use assets			6,797	7,124
Other assets			33,901	39,346
Total assets			$2,237,250	$2,198,950
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$356,208	$365,666
Interest-bearing checking			669,054	623,811
Savings and money market			364,523	383,087
Time deposits			278,758	248,154
Wholesale deposits			234,929	249,887
Total deposits			$1,903,472	$1,870,605

Other borrowed funds			$50,000	$50,000
Subordinated notes, net of issuance costs			18,723	18,695
Accrued interest payable			2,076	2,505
Operating lease liabilities			7,283	7,638
Reserves for unfunded commitments			503	510
Accrued expenses and other liabilities			12,030	13,643
Total liabilities			$1,994,087	$1,963,596

Shareholders' Equity	2025	2024
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,019,204	18,204,455	180	182
Additional paid-in capital			123,450	127,471
Retained earnings			141,799	130,967
Accumulated other comprehensive (loss), net			(22,266)	(23,266)
Total shareholders' equity			$243,163	$235,354
Total liabilities and shareholders' equity			$2,237,250	$2,198,950
1 Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$27,029	$26,457	$53,582	$51,771
Interest and dividends on securities held-to-maturity	3	2	6	3
Interest and dividends on securities available-for-sale	914	944	1,828	1,908
Dividends on restricted stock	120	168	244	344
Interest on deposits at other financial institutions	1,364	401	2,327	773
Total interest and dividend income	$29,430	$27,972	$57,987	$54,799
Interest Expense
Interest on deposits	$12,958	$12,894	$25,750	$25,435
Interest on federal funds purchased	—	2	—	2
Interest on short-term debt	468	1,147	936	2,384
Interest on subordinated notes	245	258	490	516
Total interest expense	$13,671	$14,301	$27,176	$28,337
Net Interest Income	$15,759	$13,671	$30,811	$26,462
Provision for credit losses	105	206	305	206
Net interest income after provision for credit losses	$15,654	$13,465	$30,506	$26,256
Noninterest Income
Service charges on deposit accounts	$282	$278	$552	$539
BOLI income	71	66	141	256
Income from minority membership interests	351	351	492	148
Gain on termination of derivative instruments	154	—	154	—
Other income	150	176	340	323
Total noninterest income	$1,008	$871	$1,679	$1,266
Noninterest Expenses
Salaries and employee benefits	$5,036	$4,690	$9,818	$9,221
Occupancy and equipment expense	539	515	1,067	1,037
Data processing and network administration	550	667	1,169	1,302
Internet banking and software expense	864	730	1,689	1,424
State franchise taxes	583	590	1,178	1,179
FDIC insurance	290	376	620	721
Marketing, business development and advertising	249	262	418	466
Loan related expenses	204	223	483	445
Director's fees	150	180	300	315
Core deposit intangible amortization	32	42	67	87
Other operating expenses	931	721	1,752	1,424
Total noninterest expenses	$9,428	$8,996	$18,561	$17,621
Net income before income tax expense	$7,234	$5,339	$13,624	$9,901
Income tax expense	1,567	1,184	2,792	4,406
Net income	$5,667	$4,155	$10,832	$5,495
Earnings per share, basic	$0.31	$0.23	$0.59	$0.31
Earnings per share, diluted	$0.31	$0.23	$0.59	$0.30
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$5,667	$4,155	$10,832	$5,495
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax expense of $304 thousand and $1.4 million for the three and six months ended June 30, 2025, respectively, and net of tax expense of $2 thousand for the three months ended June 30, 2024, and net of tax benefit of $433 thousand for the six months ended June 30, 2024.	1,046	6	4,624	(1,538)
Unrealized loss on interest rate swaps, net of tax benefit of $414 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively, and unrealized gain on interest rate swaps, net of tax expense of $88 thousand and $1.0 million for the three and six months ended June 30, 2024, respectively.	(1,545)	315	(3,743)	3,546
Reclassification adjustment for derivative termination gains realized in income, net of tax expense of $35 thousand for the three and six months ended June 30, 2025 and none for the three and six months ended June 30, 2024.	119	—	119	—
Total other comprehensive (loss) income	$(380)	$321	$1,000	$2,008
Total comprehensive income	$5,287	$4,476	$11,832	$7,503
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$10,832	$5,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114	149
Provision for credit losses	305	206
Net amortization of premium of securities	96	118
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(410)	(260)
Gain on derivative termination	(154)	—
Income from minority membership interest	(492)	(148)
Amortization of subordinated debt issuance costs	27	13
Core deposits intangible amortization	67	87
Equity-based compensation expense	433	369
BOLI income	(141)	(256)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	468	(842)
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(2,441)	3,773
Net cash provided by operating activities	$8,704	$8,704
Cash Flows From Investing Activities
Decrease in interest-bearing deposits at other financial institutions	$(37,716)	$(101,860)
Purchases of available-for-sale securities	(1,995)	—
Proceeds from repayments, calls and maturities of securities available-for-sale	7,496	7,340
Net redemption of restricted stock	412	—
Net (increase) decrease in loans	1,177	(57,975)
Proceeds from surrender of bank-owned life insurance	—	47,774
Purchases of premises and equipment, net	(29)	(67)
Net cash used in investing activities	$(30,655)	$(104,788)
Cash Flows From Financing Activities
Net increase in non-maturing deposits	$17,221	$150,514
Net increase (decrease) in time deposits	15,647	(27,057)
Redemption of subordinated debt, net	1	—
Decrease in federal funds purchased	—	(469)
Net decrease in FHLB advances	—	(26,248)
Repurchase of shares to satisfy tax withholding for stock-based compensation	(53)	(52)
Repurchases of common stock	(4,635)	—
Common stock issuance	236	1,541
Net cash provided by financing activities	$28,417	$98,229
Net increase in cash and cash equivalents	$6,466	$2,145
Cash and cash equivalents, beginning of year	8,161	8,042
Cash and cash equivalents, end of period	$14,627	$10,187
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2023	17,807	$178	$125,209	$115,890	$(24,160)	$217,117
Net income	—	—	—	5,495	—	5,495
Impact of adoption of ASU 2023-02	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	2,008	2,008
Common stock issuance for options exercised, net	328	4	1,537	—	—	1,541
Vesting of restricted stock grants, net	51	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	369	—	—	369
Balance at June 30, 2024	18,186	$182	$127,063	$121,398	$(22,152)	$226,491
Balance at March 31, 2024	17,904	179	125,712	117,243	(22,473)	220,661
Net income	—	—	—	4,155	—	4,155
Other comprehensive income	—	—	—	—	321	321
Common stock issuance for options exercised, net	258	3	1,142	—	—	1,145
Vesting of restricted stock grants, net	24	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	234	—	—	234
Balance at June 30, 2024	18,186	$182	$127,063	$121,398	$(22,152)	$226,491
Balance at December 31, 2024	18,204	182	127,471	130,967	(23,266)	235,354
Net income	—	—	—	10,832	—	10,832
Repurchases of common stock	(415)	(4)	(4,635)	—	—	(4,639)
Other comprehensive income	—	—	—	—	1,000	1,000
Common stock issuance for options exercised, net	170	2	234	—	—	236
Vesting of restricted stock grants, net	60	—	(53)	—	—	(53)
Stock-based compensation expense	—	—	433	—	—	433
Balance at June 30, 2025	18,019	$180	$123,450	$141,799	$(22,266)	$243,163
Balance at March 31, 2025	18,406	184	127,898	136,132	(21,886)	242,328
Net income	—	—	—	5,667	—	5,667
Repurchases of common stock	(415)	(4)	(4,635)	—	—	(4,639)
Other comprehensive loss	—	—	—	—	(380)	(380)
Common stock issuance for options exercised	—	—	—	—	—	—
Vesting of restricted stock grants, net	28	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	214	—	—	214
Balance at June 30, 2025	18,019	$180	$123,450	$141,799	$(22,266)	$243,163
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
The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the Washington, D.C. and Baltimore metropolitan areas. The Bank commenced operations on November 27, 2007 and is a member of the Federal Reserve System. It is supervised and regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Bureau of Financial Institutions of the Virginia State Corporation Commission. Consequently, it undergoes periodic examinations by these regulatory authorities.
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
Recent Accounting Pronouncements
In January 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2025-01 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than 5% of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025 and consistent with the standard's requirements, will be applied in the Company's financial statements included in its 2025 Annual Report on Form 10-K. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(5)	$260
Total Held-to-maturity Securities	$265	$—	$(5)	$260
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(1,057)	$8,942
Securities of state and local municipalities	385	—	(49)	336
Corporate bonds	18,000	—	(1,476)	16,524
SBA pass-through securities	44	—	(2)	42
Mortgage-backed securities	153,541	—	(26,173)	127,368
Collateralized mortgage obligations	4,329	—	(677)	3,652
Total Available-for-sale Securities	$186,298	$—	$(29,434)	$156,864

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(9)	$256
Total Held-to-maturity Securities	$265	$—	$(9)	$256
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,437)	$8,561
Securities of state and local municipalities	404	—	(55)	349
Corporate bonds	19,000	—	(1,883)	17,117
SBA pass-through securities	48	—	(3)	45
Mortgage-backed securities	158,956	—	(31,280)	127,676
Collateralized mortgage obligations	3,488	—	(761)	2,727
Total Available-for-sale Securities	$191,894	$—	$(35,419)	$156,475
No allowance for credit losses was recognized as of June 30, 2025 and December 31, 2024 related to the Company's investment portfolio.
The Company had no securities pledged to secure borrowings at June 30, 2025 and December 31, 2024, respectively. The Company had securities of $19.8 million and $55.1 million pledged to secure public deposits at June 30, 2025 and December 31, 2024, respectively.
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at June 30, 2025 and December 31, 2024, aggregated by credit quality indicator:

Held-to-Maturity: State maturity municipal and tax exempt	June 30, 2025	December 31, 2024
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of June 30, 2025 are as follows:

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Less Than 12 Months		12 Months or Longer		Total
At June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,942	$(1,057)	$8,942	$(1,057)
Securities of state and local municipalities	—	—	336	(49)	336	(49)
Corporate bonds	747	(3)	14,767	(1,473)	15,514	(1,476)
SBA pass-through securities			42	(2)	42	(2)
Mortgage-backed securities	1,000	(7)	124,463	(26,166)	125,463	(26,173)
Collateralized mortgage obligations	964	(23)	2,688	(654)	3,652	(677)
Total	$2,711	$(33)	$151,238	$(29,401)	$153,949	$(29,434)

Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,561	$(1,437)	$8,561	$(1,437)
Securities of state and local municipalities	—	—	349	(55)	349	(55)
Corporate bonds	645	(105)	16,472	(1,778)	17,117	(1,883)
SBA pass-through securities	—	—	45	(3)	45	(3)
Mortgage-backed securities	1,856	(28)	125,820	(31,252)	127,676	(31,280)
Collateralized mortgage obligations	—	—	2,727	(761)	2,727	(761)
Total	$2,501	$(133)	$153,974	$(35,286)	$156,475	$(35,419)
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
Mortgage-backed securities: The unrealized losses on the Company’s investment on 38 mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Collateralized mortgage obligations ("CMOs"): The unrealized loss associated with 11 CMOs were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at June 30, 2025 and December 31, 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2025
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
3 months or less	$—	$—	$—	$—
After 1 year through 5 years	265	260	3,813	3,650
After 5 years through 10 years	—	—	27,834	25,463
After 10 years	—	—	154,651	127,751
Total	$265	$260	$186,298	$156,864
For the six months ended June 30, 2025 and 2024, principal repayments of securities totaled $6.5 million and $6.3 million, respectively. During the six months ended June 30, 2025 and 2024, proceeds from calls and maturities of securities were $1.0 million and $1.2 million, respectively. No securities were sold during the six months ended June 30, 2025 and 2024.
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at June 30, 2025 and December 31, 2024 follows:

	June 30, 2025	December 31, 2024
Commercial real estate	$981,479	$1,038,307
Commercial and industrial	397,460	336,662
Commercial construction	177,135	162,367
Consumer real estate	307,423	325,313
Consumer nonresidential	5,601	7,586
	$1,869,098	$1,870,235
Less:
Allowance for credit losses	18,065	18,129
Loans, net	$1,851,033	$1,852,106

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
An analysis of the allowance for credit losses for the three and six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024 follows:
Allowance for Credit Losses
For the Three Months Ended June 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2025
Allowance for credit losses:
Beginning Balance, April 1	$8,976	$3,687	$2,029	$3,636	$94	$18,422
Charge-offs	—	(528)	—	—	(10)	(538)
Recoveries	—	19	—	—	1	20
Provision (reversal)	(337)	623	119	(210)	(34)	161
Ending Balance, June 30	$8,639	$3,801	$2,148	$3,426	$51	$18,065
Allowance for Credit Losses
For the Six Months Ended June 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2025
Allowance for credit losses:
Beginning Balance, January 1	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(578)	—	—	(10)	(588)
Recoveries	—	205	—	—	4	209
Provision (reversal)	(795)	1,035	435	(349)	(11)	315
Ending Balance, June 30	$8,639	$3,801	$2,148	$3,426	$51	$18,065

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Allowance for Credit Losses
For the Three Months Ended June 30, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2024
Allowance for credit losses:
Beginning Balance, April 1	$10,051	$3,427	$1,473	$3,907	$60	$18,918
Charge-offs	—	—	—	—	(7)	(7)
Recoveries	—	—	—	—	12	12
Provision (reversal)	(65)	171	117	55	7	285
Ending Balance, June 30	$9,986	$3,598	$1,590	$3,962	$72	$19,208
Allowance for Credit Losses
For the Six Months Ended June 30, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2024
Allowance for credit losses:
Beginning Balance, January 1, 2024	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	—	—	—	(11)	(11)
Recoveries	—	—	—	—	46	46
Provision (reversal)	(188)	213	165	140	(28)	302
Ending Balance, June 30	$9,986	$3,598	$1,590	$3,962	$72	$19,208
Allowance for Credit Losses
For the Year Ended December 31, 2024

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2024
Allowance for credit losses:
Beginning Balance, January 1, 2024	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	(821)	—	(122)	(26)	(969)
Recoveries	—	74	—	1	54	129
Provision (reversal)	(740)	501	288	74	(25)	98
Ending Balance, December 31	$9,434	$3,139	$1,713	$3,775	$68	$18,129

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,109	$—	$10,244	$—
Commercial and industrial	—	—	—	471
Commercial construction	—	—	—	—
Consumer real estate	107	—	490	—
Consumer nonresidential	—	—	—	—
Total	$10,216	$—	$10,734	$471
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the six months ended June 30, 2025, were as follows:

	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$401,198	$130,151	$203,722	$69,746	$13,052	$2,846	$148,289	$—	$969,004
Special mention	2,366	—	—	—	—	—	—	—	2,366
Substandard	—	—	10,109	—	—	—	—	—	10,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$403,564	$130,151	$213,831	$69,746	$13,052	$2,846	$148,289	$—	$981,479
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$58,679	$5,190	$24,591	$32,341	$114,956	$17,514	$144,189	$—	$397,460
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$58,679	$5,190	$24,591	$32,341	$114,956	$17,514	$144,189	$—	$397,460
Gross Charge-offs	$—	$—	$—	$(446)	$(50)	$(82)	$—	$—	$(578)
Commercial Construction
Grade:
Pass	$11,412	$6,044	$—	$—	$—	$1,651	$158,028	$—	$177,135
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,412	$6,044	$—	$—	$—	$1,651	$158,028	$—	$177,135
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$38,170	$26,366	$169,948	$41,991	$3,273	$964	$26,604	$—	$307,316
Special mention	—	—	—	—	—	—	—	—	—
Substandard	107	—	—	—	—	—	—	—	107
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,277	$26,366	$169,948	$41,991	$3,273	$964	$26,604	$—	$307,423
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$482	$—	$11	$84	$102	$87	$4,835	$—	$5,601
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$482	$—	$11	$84	$102	$87	$4,835	$—	$5,601
Gross Charge-offs	$(10)	$—	$—	$—	$—	$—	$—		$(10)
Total Recorded Investment	$512,414	$167,751	$408,381	$144,162	$131,383	$23,062	$481,945	$—	$1,869,098
Total Gross Charge-Offs	$(10)	$—	$—	$(446)	$(50)	$(82)	$—	$—	$(588)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the year ended December 31, 2024, were as follows:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$377,345	$68,364	$134,808	$207,568	$70,488	$13,027	$153,448	$—	$1,025,048
Special mention	2,385	—	—	—	630	—	—	—	3,015
Substandard	—	—	—	10,244	—	—	—	—	10,244
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,730	$68,364	$134,808	$217,812	$71,118	$13,027	$153,448	$—	$1,038,307
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$27,989	$2,033	$7,938	$26,557	$35,381	$111,507	$124,786	$—	$336,191
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	424	—	47	—	471
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,989	$2,033	$7,938	$26,557	$35,805	$111,507	$124,833	$—	$336,662
Charge-offs	$—	$(186)	$—	$(635)	$—	$—	$—	$—	$(821)
Commercial Construction
Grade:
Pass	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$38,023	$4,621	$27,154	$178,257	$47,005	$571	$28,925	$—	$324,556
Special mention	—	—	—	—	—	—	266	—	266
Substandard	108	—	—	—	—	—	383	—	491
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,131	$4,621	$27,154	$178,257	$47,005	$571	$29,574	$—	$325,313
Charge-offs	$(122)	$—	$—	$—	$—	$—	$—	$—	$(122)
Consumer Nonresidential
Grade:
Pass	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Charge-offs	$(23)	$(1)	$—	$—	$—	$(2)	$—	$—	$(26)
Total Recorded Investment	$454,653	$75,019	$175,999	$422,651	$154,029	$125,225	$462,659	$—	$1,870,235
Total Charge-offs	$(145)	$(187)	$—	$(635)	$—	$(2)	$—	$—	$(969)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - As of and for the Year-to-Date Periods Ended June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Grade:
Pass	$1,856,516	$1,855,748
Special mention	2,366	3,281
Substandard	10,216	11,206
Doubtful	—	—
Total Recorded Investment	1,869,098	1,870,235
Charge-offs	(588)	(969)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2025, the Company had $2.4 million in loans identified as special mention, a decrease from $3.3 million at December 31, 2024. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2025, the Company had $10.2 million in loans identified as substandard, a decrease of $1.0 million from $11.2 million at December 31, 2024. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At June 30, 2025, an individually assessed allowance for credit losses totaling $365 thousand has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at June 30, 2025 and December 31, 2024:

	Accruing
As of June 30, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$313	$313	$971,057	$10,109	$981,479
Commercial and industrial	500	—	—	500	396,960	—	397,460
Commercial construction	—	—	—	—	177,135	—	177,135
Consumer real estate	114	1,882	—	1,996	305,320	107	307,423
Consumer nonresidential	—	—	—	—	5,601	—	5,601
Total	$614	$1,882	$313	$2,809	$1,856,073	$10,216	$1,869,098

	Accruing
As of December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,300	$—	$214	$1,514	$1,026,513	$10,280	$1,038,307
Commercial and industrial	50	—	—	50	336,140	472	336,662
Commercial construction	—	—	—	—	162,367	—	162,367
Consumer real estate	4,764	752	1,405	6,921	317,903	489	325,313
Consumer nonresidential	2	—	—	2	7,584	—	7,586
Total	$6,116	$752	$1,619	$8,487	$1,850,507	$11,241	$1,870,235
The following presents nonaccrual loans as of June 30, 2025 and December 31, 2024 and interest income recognized for those year to date periods:

As of June 30, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,109	$10,109	$177
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	107	—	107	3
Consumer nonresidential	—	—	—	—
Total	$107	$10,109	$10,216	$180

As of December 31, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,280	$10,280	$379
Commercial and industrial	472	—	472	40
Commercial construction	—	—	—	—
Consumer real estate	489	—	489	55
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$11,241	$474
There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process at both June 30, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $51 thousand and $32 thousand at June 30, 2025 and December 31, 2024, respectively, which have been reclassified from deposits to loans. At June 30, 2025 and December 31, 2024, loans with a carrying value of $349.9 million and $493.1 million were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
Modifications with Borrowers Experiencing Financial Difficulty
Loan modifications when a borrower is experiencing financial difficulty ("FDMs") occur as a result of loss mitigation activities. A variety of solutions are offered to borrowers, including loan modifications that may result in principal forgiveness, interest rate reductions, term extensions, payment delays, repayment plans or combinations thereof. FDMs exclude loans held for sale and loans accounted for under the fair value option. Loans with guarantor support, or guaranteed loans, are included in the Company's disclosed population of FDMs when those loan modifications are granted to a borrower experiencing financial difficulty.
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three and six months ended June 30, 2025, and 2024, respectively.
As of June 30, 2025, the reserve for unfunded commitments decreased to $503 thousand from $510 thousand at December 31, 2024.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Provision for credit losses - loans	$161	$285	$315	$302
Provision for (reversal of) credit losses - unfunded commitments	(56)	(79)	(10)	(96)
Total provision for credit losses	$105	$206	$305	$206

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies necessary in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2025 and December 31, 2024. The Company is party to master netting arrangements with its financial institution counterparty; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of June 30, 2025 and December 31, 2024, the Company had entered into 16 and 17 interest rate swap agreements, respectively, which were collateralized by $30 thousand in cash.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The notional amount and fair value of the Company's derivative financial instruments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$76,399	$1,750
Pay Fixed/Receive Variable Swaps	76,399	(1,750)

	December 31, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,512	$3,536
Pay Fixed/Receive Variable Swaps	80,512	(3,536)
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
At June 30, 2025 and December 31, 2024, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

	June 30, 2025	December 31, 2024
Notional amount	$235,000	$250,000
Weighted average pay rate	3.23%	3.25%
Weighted average receive rate	4.32%	5.15%
Weighted average maturity in years	2.52 years	3.03 years
Unrealized gain relating to interest rate swaps	$696	$5,371
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At June 30, 2025 and December 31, 2024, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at June 30, 2025 and December 31, 2024, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimus.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 5. Financial Instruments with Off-Balance Sheet Risk    and Other Contingencies
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
At June 30, 2025 and December 31, 2024, the following financial instruments were outstanding, which contract amounts represent credit risk:

	June 30, 2025	December 31, 2024
Commitments to grant loans	$28,778	$24,989
Unused commitments to fund loans and lines of credit	167,456	171,752
Commercial and standby letters of credit	24,268	25,221
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
The Company maintains its cash accounts with the Federal Reserve Bank of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $6.9 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively.
The Bank provides banking services to customers that are licensed to do business in the cannabis industry, primarily in Virginia, Maryland and the District of Columbia. These customers include multi-state operators, fully integrated state-wide operators, independent dispensary/cultivation licensees, as well as provisional cannabis licensees. The Bank maintains stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.
In accordance with federal regulatory guidance and industry best practices, the Bank's cannabis banking business is conducted through a comprehensive, defined, and multi-department process, which includes extensive compliance and on-boarding due diligence with subsequent involvement by bank experts in cannabis within the Bank's operations, branch, treasury management, lending, and credit departments. The Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
business, including additional site visits, to ensure that the cannabis business continues to meet strict requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitors the business in accordance with the Bank Secrecy Act of 1970 and other state requirements.
While the Bank provides banking services to customers that are engaged in growing, processing, and sales of both medical- and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While the Bank is not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in the Bank's inability to continue to provide banking services to these customers and legal action taken against the Bank by the federal government. There is an uncertainty of the potential impact to the consolidated financial statements if the federal government should take action against the Bank. As of June 30, 2025, the Bank has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with cannabis customers: Deposit and loan balances at June 30, 2025 were approximately $161.0 million, or 8.5% of total deposits, and $110.6 million, or 5.9% of total loans, respectively. Deposit and loan balances at December 31, 2024 were approximately $100.0 million, or 5.3% of total deposits, and $108.3 million, or 5.8% of total loans, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At June 30, 2025, 95,651 shares were available to grant under the Plan.
No options were granted during the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, there were 218,916 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant. For the three and six months ended June 30, 2024, there were 94,270 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participant.
A summary of option activity under the Plan as of June 30, 2025, and changes during the six months ended June 30, 2025 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2025	704,622	$7.94	0.74
Granted	—	—
Exercised	(389,384)	7.02
Forfeited or expired	—	—
Outstanding and Exercisable at June 30, 2025	315,238	$9.22	0.88	$824,080
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount changes based on changes in the market value of the Company's stock.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
As of June 30, 2025, all outstanding options of the Plan were fully vested. Tax benefits recognized for qualified and non-qualified stock option exercises for the three months ended June 30, 2025 and 2024 totaled $0 thousand and $257 thousand, respectively. Tax benefits recognized in the income statement for share-based compensation arrangements for the six months ended June 30, 2025 and 2024 totaled $294 thousand and $276 thousand, respectively.
There were restricted stock units relating to 147,400 shares granted during the six months ended June 30, 2025 and 64,199 shares for the six months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, 2,244 shares and 2,175 shares, respectively, were withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant. For the six months ended June 30, 2025, there were 4,788 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant. For the six months ended June 30, 2024, there were 12,199 shares withheld from issuance upon vesting of restricted stock units in order to cover the taxes upon vesting by the participant.
A summary of restricted stock unit activity under the Plan as of June 30, 2025 and changes during the six months ended June 30, 2025 is presented below.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	89,055	$14.41
Granted	147,400	10.50
Vested	(58,287)	14.35
Forfeited	(3,170)	11.75
Balance at June 30, 2025	174,998	$11.22
The compensation cost that has been charged to income for the Plan was $214 thousand and $234 thousand for the three months ended June 30, 2025 and 2024, respectively. The compensation costs totaled $433 thousand and $369 thousand for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 38 months.

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements at June 30, 2025 Using
	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,942	$—	$8,942	$—
Securities of state and local municipalities taxable	336	—	336	—
Corporate bonds	16,524	—	16,524	—
SBA pass-through securities	42	—	42	—
Mortgage-backed securities	127,368	—	127,368	—
Collateralized mortgage obligations	3,652	—	3,652	—
Total Available-for-Sale Securities	$156,864	$—	$156,864	$—
Derivative assets - interest rate swaps	$1,750	$—	$1,750	$—
Derivative assets - cash flow hedge	696	—	696	—
Liabilities
Derivative liabilities - interest rate swaps	$1,750	$—	$1,750	$—

		Fair Value Measurements at December 31, 2024 Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,561	$—	$8,561	$—
Securities of state and local municipalities taxable	349	—	349	—
Corporate bonds	17,117	—	17,117	—
SBA pass-through securities	45	—	45	—
Mortgage-backed securities	127,676	—	127,676	—
Collateralized mortgage obligations	2,727	—	2,727	—
Total Available-for-Sale Securities	$156,475	$—	$156,475	$—
Derivative assets - interest rate swaps	$3,536	$—	$3,536	$—
Derivative assets - cash flow hedge	5,371	—	5,371	—
Liabilities
Derivative liabilties - interest rate swaps	$3,536	$—	$3,536	$—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At June 30, 2025 and December 31, 2024, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$9,779	$—	$—	$9,779
Total Collateral-dependent loans	$9,779	$—	$—	$9,779

		Fair Value Measurements Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans
Commercial real estate	$9,812	$—	$—	$9,812
Total Collateral-dependent loans	$9,812	$—	$—	$9,812

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables display quantitative information about Level 3 Fair Value Measurements at June 30, 2025 and December 31, 2024:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$9,779	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans
Commercial real estate	$9,812	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements as of June 30, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,627	$14,627	$—	$—
Interest-bearing deposits at other institutions	120,505	120,505	—	—
Securities held-to-maturity	265	—	260	—
Securities available-for-sale	156,864	—	156,864	—
Restricted stock	7,774	—	7,774	—
Loans, net	1,851,033	—	—	1,787,006
Bank owned life insurance	9,361	—	9,361	—
Accrued interest receivable	10,179	—	10,179	—
Derivative assets - interest rate swaps	1,750	—	1,750	—
Derivative assets - cash flow hedge	696	—	696	—

Financial liabilities:
Checking	$1,025,262	$—	$1,025,262	$—
Savings and money market	364,523	—	364,523	—
Time deposits	278,758	—	279,297	—
Wholesale deposits	234,929	—	234,998	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,723	—	18,834	—
Accrued interest payable	2,076	—	2,076	—
Derivative liabilities - interest rate swaps	1,750	—	1,750	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,161	$8,161	$—	$—
Interest-bearing deposits at other institutions	82,789	82,789	—	—
Securities held-to-maturity	265	—	256	—
Securities available-for-sale	156,475	—	156,475	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,852,106	—	—	1,779,966
Bank owned life insurance	9,219	—	9,219	—
Accrued interest receivable	10,315	—	10,315	—
Derivative assets - interest rate swaps	3,536	—	3,536	—
Derivative assets - cash flow hedge	5,371	—	5,371	—

Financial liabilities:
Checking	$989,477	$—	$989,477	$—
Savings and money market	383,087	—	383,087	—
Time deposits	248,154	—	248,674	—
Wholesale deposits	249,887	—	250,168	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,695	—	18,709	—
Accrued interest payable	2,505	—	2,505	—
Derivative liabilities - interest rate swaps	3,536	—	3,536	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units for the three and six months ended June 30, 2025 and 2024, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 6,788 anti-dilutive shares for the three and six months ended June 30, 2025 and there were 28,495 anti-dilutive shares for the three and six months ended June 30, 2024, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

(Net income and average shares are in thousands)	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$5,667	$4,155	$10,832	$5,495

Weighted average - basic shares	18,129	18,001	18,212	17,915
Effect of dilutive securities, restricted stock units and options	127	341	149	415
Weighted average - diluted shares	18,256	18,342	18,361	18,330

Basic EPS	$0.31	$0.23	$0.59	$0.31
Diluted EPS	$0.31	$0.23	$0.59	$0.30
Note 9. Accumulated Other Comprehensive (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2025 and 2024 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	2025
Three Months Ended June 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(23,914)	$2,028	$(21,886)
Net unrealized gains (losses) during the period	1,046	(1,545)	(499)
Derivative termination gains realized in income	—	119	119
Other comprehensive (loss) income, net of tax	1,046	(1,426)	(380)
Balance, end of period	$(22,868)	$602	$(22,266)

Six Months Ended June 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	4,624	(3,743)	881
Derivative termination gains realized in income	—	119	119
Other comprehensive (loss) income, net of tax	4,624	(3,624)	1,000
Balance, end of period	$(22,868)	$602	$(22,266)

	2024
Three Months Ended June 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(28,020)	$5547	$(22,473)
Net unrealized gains (losses) during the period	6	315	321
Other comprehensive income (loss), net of tax	6	315	321
Balance, end of period	$(28,014)	$5,862	$(22,152)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Six Months Ended June 30, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains (losses) during the period	(1,538)	3,546	2,008
Other comprehensive (loss), net of tax	(1,538)	3,546	2,008
Balance, end of period	$(28,014)	$5,862	$(22,152)
There was one reclassification from AOCI into income for the three and six months ended June 30, 2025. There were no reclassifications for the three and six months ended June 30, 2024.
Note 10. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$27,605	$24,916
Income taxes	2,750	—
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	5,985	(1,979)
Unrealized loss gain on interest rate swaps	(4,675)	(4,545)
Adoption of ASU 2023-02	—	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2025 and December 31, 2024 and the results of our operations for the three and six months ended June 30, 2025 and 2024. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results of operations for the balance of 2025, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

•the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;

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

Results of Operations— Three and Six Months Ended June 30, 2025 and 2024
Overview
We recorded net income of $5.7 million, or $0.31 diluted earnings per share, for the three months ended June 30, 2025, compared to net income of $4.2 million, or $0.23 diluted earnings per share, for the three months ended June 30, 2024, an increase of $1.5 million, or 36%. During the second quarter of 2025, we unwound $15 million of our pay-fixed/receive floating interest rate swaps and the funding associated with that hedge, resulting in a pre-tax gain of $154 thousand (which was recorded in non-interest income).
Net interest income increased $2.1 million, or 15%, to $15.8 million for the three months ended June 30, 2025, compared to $13.7 million for the same period of 2024. Provision for credit losses totaled $105 thousand for the three months ended June 30, 2025 compared to $206 thousand for the three months ended June 30, 2024. Noninterest income was $1.0 million and $871 thousand for the three months ended June 30, 2025 and 2024, respectively, an increase of $137 thousand, or 16%. Noninterest expense was $9.4 million for the three months ended June 30, 2025 compared to $9.0 million for the three months ended June 30, 2024, an increase of $432 thousand, or 5%.
The annualized return on average assets for the three months ended June 30, 2025 and 2024 was 1.02% and 0.77%, respectively. The annualized return on average equity for the three months ended June 30, 2025 and 2024 was 9.37% and 7.42%, respectively.
For the six months ended June 30, 2025, we recorded net income of $10.8 million, or $0.59 diluted earnings per share, compared to net income of $5.5 million, or $0.30 diluted earnings per share for the six months ended June 30, 2024. Net income for the six months ended June 30, 2024 included the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense.
Net interest income for the six months ended June 30, 2025 was $30.8 million, compared to $26.5 million for the same period of 2024, an increase of $4.3 million, or 16%.
Provision for credit losses was $305 thousand and $206 thousand for the six months ended June 30, 2025 and 2024, respectively. Noninterest income was $1.7 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $413 thousand, or 33%. Noninterest expense was $18.6 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $940 thousand, or 5%.
Commercial bank operating earnings, which exclude the aforementioned derivative gain recorded during 2025, for the three months ended June 30, 2025 and 2024 were $5.5 million and $4.2 million, respectively. For the six months ended June 30, 2025 and 2024, commercial bank operating earnings were $10.7 million and $7.9 million, respectively. See table below for additional information on commercial bank operating earnings.
Diluted commercial bank operating earnings per share for the three months ended June 30, 2025 and 2024 were $0.30 and $0.23, respectively. For the six months ended June 30, 2025 and 2024, diluted commercial bank operating earnings per share were $0.58 and $0.43, respectively.
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

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,
	2025	2024
Net income (as reported)	$5,667	$4,155
Gain on termination of derivative instruments	(154)	—
Provision for income taxes associated with non-GAAP adjustments	35	—
Non-GAAP Commercial Bank Operating Earnings	$5,548	$4,155
Earnings per share - basic (GAAP net income)	$0.31	$0.23
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$—	$—
Earnings per share - basic (non-GAAP commercial bank operating earnings)	$0.31	$0.23
Earnings per share - diluted (GAAP net income)	$0.31	$0.23
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$(0.01)	$—
Adjustments to earnings per share - diluted (non-GAAP commercial bank operating earnings)	$0.30	$0.23
Return on average assets (GAAP net income)	1.02%	0.77%
Adjusted Non-GAAP expenses including provision for income taxes	(0.02)%	—%
Adjusted return on average assets (non‑GAAP commercial bank operating earnings)	1.00%	0.77%
Return on average equity (GAAP net income)	9.37%	7.42%
Adjusted Non-GAAP expenses including provision for income taxes	(0.20)%	—%
Adjusted return on average equity (non‑GAAP commercial bank operating earnings)	9.17%	7.42%

	For the Six Months Ended June 30,
	2025	2024
Net income (as reported)	$10,832	$5,495
Gain on termination of derivative instruments	(154)	—
Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	—	2,386
Provision for income taxes associated with non-GAAP adjustments	35	—
Non-GAAP commercial bank operating earnings, excluding above items	$10,713	$7,881
Earnings per share - basic (GAAP net income)	$0.59	$0.31
Adjustments to Earnings per share - Non-GAAP expenses including provision for income taxes	$—	$0.13
Earnings per share - basic (non-GAAP commercial bank operating earnings)	$0.59	$0.44
Earnings per share - diluted (GAAP net income)	$0.59	$0.30
Adjustments to earnings per share - Non-GAAP expenses including provision for income taxes	$(0.01)	$0.13
Adjustments to earnings per share - diluted (non-GAAP commercial bank operating earnings)	$0.58	$0.43
Return on average assets (GAAP net income)	0.98%	0.51%
Non-GAAP adjustments to expenses including provision for income taxes	(0.01)%	0.22%
Adjusted return on average assets (non‑GAAP commercial bank operating earnings)	0.97%	0.73%
Return on average equity (GAAP net income)	8.99%	4.95%
Non-GAAP adjustments to expenses including provision for income taxes	(0.10)%	2.15%
Adjusted return on average equity (non‑GAAP commercial bank operating earnings)	8.89%	7.10%

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2025 and 2024.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$996,979	$12,625	5.07%	$1,087,064	$13,795	5.08%
Commercial and industrial	339,859	6,847	8.06%	253,485	5,022	7.92%
Commercial construction	171,434	3,175	7.41%	162,711	2,918	7.17%
Consumer real estate	311,331	3,662	4.70%	347,180	4,116	4.74%
Warehouse facilities	35,603	569	6.39%	26,000	483	7.44%
Consumer nonresidential	7,282	151	8.29%	5,902	123	8.34%
Total loans(1)	1,862,488	27,029	5.80%	1,882,342	26,457	5.62%

Investment securities(2)	196,693	1,037	2.11%	211,630	1,114	2.10%
Interest-bearing deposits at other financial institutions	122,999	1,364	4.45%	29,459	401	5.48%
Total interest‑earning assets and interest income	$2,182,180	$29,430	5.39%	$2,123,431	$27,972	5.27%

Noninterest‑earning assets:
Cash and due from banks	10,981			7,553
Premises and equipment, net	800			979
Accrued interest and other assets	53,874			57,755
Allowance for credit losses	(18,403)			(18,932)
Total assets	$2,229,432			$2,170,786

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$646,842	$5,025	3.12%	$549,071	$4,622	3.39%
Savings and money markets	362,904	3,011	3.33%	334,627	3,081	3.70%
Time deposits	277,311	2,823	4.08%	286,910	3,104	4.35%
Wholesale deposits	247,603	2,099	3.40%	249,846	2,087	3.36%
Total interest ‑ bearing deposits	1,534,660	12,958	3.39%	1,420,454	12,894	3.65%

Other borrowed funds	50,011	468	3.75%	99,758	1,149	4.63%
Subordinated notes, net of issuance costs	18,714	245	5.26%	19,639	258	5.27%
Total interest‑bearing liabilities and interest expense	$1,603,385	$13,671	3.42%	$1,539,851	$14,301	3.74%
Noninterest‑bearing liabilities:
Demand deposits	361,602			378,280
Other liabilities	22,437			28,741
Common stockholders' equity	242,008			223,914
Total liabilities and stockholders' equity	$2,229,432			$2,170,786
Net interest income and net interest margin		$15,759	2.90%		$13,671	2.59%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $501 thousand and $388 thousand for the quarters ended June 30, 2025 and 2024, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Rate and Volume Analysis
For the Three Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	2025 Compared to 2024
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(1,143)	$(27)	$(1,170)
Commercial and industrial	1,711	114	1,825
Commercial construction	156	101	257
Consumer residential	(425)	(29)	(454)
Warehouse facilities	179	(93)	86
Consumer nonresidential	29	(1)	28
Total loans	507	65	572

Investment securities(2)	(82)	5	(77)
Deposits at other financial institutions and federal funds sold	1,281	(318)	963

Total interest income	1,706	(248)	1,458

Interest expense:

Interest - bearing deposits:
Interest checking	838	(435)	403
Savings and money markets	265	(335)	(70)
Time deposits	(94)	(187)	(281)
Wholesale deposits	(12)	24	12
Total interest - bearing deposits	997	(933)	64

Other borrowed funds	(572)	(109)	(681)
Subordinated notes, net of issuance costs	(12)	(1)	(13)
Total interest expense	413	(1,043)	(630)

Net interest income	$1,293	$795	$2,088
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.
.

Net interest income totaled $15.8 million for the three months ended June 30, 2025 compared to $13.7 million for the three months ended June 30, 2024, an increase of $2.1 million, or 15%. The increase in net interest income is primarily due to a $1.5 million increase in interest income and a $630 thousand decrease in interest expense for the second quarter of 2025 compared to the same period of 2024.
Our net interest margin for the three months ended June 30, 2025 and 2024 was 2.90% and 2.59%, respectively, an increase of 31 basis points, or 12%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year. We have also reduced the cost of our funding sources simultaneously with federal funds rate decisions during 2024. The yield on interest-earning assets increased 12 basis points to 5.39% for the three months ended June 30, 2025, compared to 5.27% for the same period of 2024, a direct result of our originating loans at higher interest rates and further diversifying our portfolio mix towards commercial and industrial loans. Our cost of funds decreased 21 basis points to 2.79% for the three months ended June 30, 2025, compared to 3.00% for the same period of 2024.
Average interest-earning assets for the three months ended June 30, 2025 increased $58.7 million, or 3%, to $2.18 billion compared to $2.12 billion for the three months ended June 30, 2024. This increase was primarily related to an increase in interest-bearing deposits held at other financial institutions. Total interest income increased $1.5 million, or 5%, to $29.4 million for the three months ended June 30, 2025 compared to $28.0 million for the three months ended June 30, 2024. The increase in our average volume was the main driver to the increase in our interest income, contributing $1.7 million of the increase for the three months ended June 30, 2025 compared to the year ago quarter, offset by a decrease in the average rate which decreased interest income by $249 thousand.
Average loans receivable decreased $20.0 million to $1.86 billion for the three months ended June 30, 2025, compared to $1.88 billion for the three months ended June 30, 2024. The yield on average loans increased 18 basis points to 5.80% for the three months ended June 30, 2025, compared to 5.62% for the three months ended June 30, 2024. The increase in our average loan yields was primarily a result of the repricing of the loan portfolio at higher interest rates. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2025 and 2024.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, increased $93.5 million to $123.0 million for the quarter ended June 30, 2025, compared to $29.5 million for the quarter ended June 30, 2024. The increase in our cash reserves is primarily a result of the $97.5 million increase in our average total deposits year-over-year. The yield on average interest-earning deposits at other financial institutions decreased 103 basis points to 4.45% for the quarter ended June 30, 2025 compared to the same period of 2024, primarily as a result of the Federal Open Market Committee's decision to decrease its targeted federal funds rate 100 basis points during 2024.
Total average interest-bearing liabilities increased $63.5 million to $1.60 billion for the three months ended June 30, 2025 compared to $1.54 billion for the same period of 2024. Conversely, interest expense decreased $630 thousand to $13.7 million for the three months ended June 30, 2025, compared to $14.3 million for the three months ended June 30, 2024. The cost of interest-bearing liabilities decreased 32 basis points to 3.42% for the three months ended June 30, 2025 compared to 3.74% for the three months ended June 30, 2024. The decrease in the average rate reduced interest expense by $1.0 million for the second quarter of 2025 as compared to the same period of 2024, while the increase in average volume increased interest expense $413 thousand when compared to the second quarter of 2024.
Total average interest-bearing deposits increased $114.2 million to $1.53 billion for the three months ended June 30, 2025 compared to $1.42 billion for the three months ended June 30, 2024. Interest expense on deposits increased $64 thousand to $13.0 million for the three months ended June 30, 2025 compared to $12.9 million for the three months ended June 30, 2024, primarily as a result of the increase in volume of average interest-bearing deposits for the three months ended June 30, 2025. The cost of interest-bearing deposits decreased 26 basis points to 3.39% for the three months ended June 30, 2025 compared to 3.65% for the same period of 2024. Average noninterest-bearing deposits decreased $16.7 million, or 4%, to $361.6 million for the three months ended June 30, 2025, compared to $378.3 million for the three months ended June 30, 2024, as customers continue to move excess funds from noninterest-bearing to interest-bearing deposit products. Average wholesale deposits decreased $2.2 million to $247.6 million for the three months ended June 30, 2025 compared to $249.8 million for the three months ended June 30, 2024. Cost of deposits (which includes noninterest-

bearing deposits) was 2.74% for the three months ended June 30, 2025 compared to 2.88% for the same three month period of 2024.
Average other borrowed funds decreased $49.7 million to $50.0 million for the quarter ended June 30, 2025, compared to $99.8 million for the quarter ended June 30, 2024. Interest expense on other borrowed funds decreased $681 thousand for the quarter ended June 30, 2025 to $468 thousand compared to $1.1 million for the same period of 2024. The cost of other borrowed funds decreased 88 basis points to 3.75% for the three months ended June 30, 2025 compared to 4.63% for the three months ended June 30, 2024.

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2025 and 2024.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,012,187	$25,510	5.04%	$1,089,076	$27,356	5.02%
Commercial and industrial	331,985	13,216	7.96%	240,816	9,383	7.79%
Commercial construction	168,290	6,144	7.30%	157,622	5,670	7.19%
Consumer real estate	315,615	7,484	4.74%	353,033	8,557	4.85%
Warehouse facilities	28,763	917	6.38%	15,266	571	7.49%
Consumer nonresidential	7,689	311	8.08%	5,801	234	8.07%
Total loans(1)	1,864,529	53,582	5.72%	1,861,614	51,771	5.56%

Investment securities(2)	197,729	2,078	2.10%	213,325	2,259	2.12%
Interest-bearing deposits at other financial institutions	105,517	2,327	4.45%	28,496	773	5.46%
Total interest‑earning assets and interest income	$2,167,775	$57,987	5.32%	$2,103,435	$54,803	5.21%

Noninterest‑earning assets:
Cash and due from banks	10,199			5,880
Premises and equipment, net	824			978
Accrued interest and other assets	55,283			73,739
Allowance for credit losses	(18,299)			(18,907)
Total assets	$2,215,782			$2,165,125

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$632,074	$9,846	3.14%	$524,497	$8,565	3.28%
Savings and money markets	376,609	6,152	3.29%	317,499	5,589	3.54%
Time deposits	266,908	5,503	4.16%	293,891	6,310	4.32%
Wholesale deposits	248,740	4,249	3.44%	277,619	4,971	3.60%
Total interest ‑ bearing deposits	1,524,331	25,750	3.41%	1,413,506	25,435	3.62%

Other borrowed funds	50,006	936	3.77%	103,794	2,387	4.62%
Subordinated notes, net of issuance costs	18,707	490	5.29%	19,632	514	5.27%
Total interest‑bearing liabilities and interest expense	$1,593,044	$27,176	3.44%	$1,536,932	$28,336	3.71%
Noninterest‑bearing liabilities:
Demand deposits	358,135			379,199
Other liabilities	23,583			27,015
Common stockholders' equity	241,020			221,979
Total liabilities and stockholders' equity	$2,215,782			$2,165,125
Net interest income and net interest margin		$30,811	2.87%		$26,468	2.53%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $180 thousand and $792 thousand for the six months ended June 30, 2025 and 2024, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2025 as compared to the same period of 2024.
Rate and Volume Analysis
For the Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	2025 Compared to 2024
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(1,931)	$85	$(1,846)
Commercial and industrial	3,552	281	3,833
Commercial construction	384	90	474
Consumer residential	(907)	(166)	(1,073)
Warehouse facilities	506	(160)	346
Consumer nonresidential	77	—	77
Total loans(1)	$1,681	$130	$1,811

Investment securities(2)	$(160)	$(21)	$(181)
Deposits at other financial institutions and federal funds sold	2,094	(540)	1,554

Total interest income	$3,614	$(430)	$3,184

Interest expense:

Interest - bearing deposits:
Interest checking	$1,728	$(447)	1,281
Savings and money markets	1,022	(459)	563
Time deposits	(595)	(212)	(807)
Wholesale deposits	(530)	(192)	(722)
Total interest - bearing deposits	$1,625	$(1,310)	$315

Other borrowed funds	(1,240)	(211)	(1,451)
Subordinated notes, net of issuance costs	(26)	2	(24)
Total interest expense	$358	$(1,519)	$(1,161)

Net interest income	$3,256	$1,089	$4,344
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.

Net interest income for the six months ended June 30, 2025 and 2024, was $30.8 million and $26.5 million, respectively, an increase of $4.3 million, or 16%. The increase in net interest income is primarily due to a $3.2 million increase in interest income and a $1.2 million decrease in interest expense for the six months ended June 30, 2025 compared to the same period of 2024.
Our net interest margin for the six months ended June 30, 2025 and 2024 was 2.87% and 2.53%, respectively, an increase of 34 basis points, or 13%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year along with the reduction in our cost of our funding sources. The yield on interest-earning assets increased 11 basis points to 5.32% for the six months ended June 30, 2025, compared to 5.21% for the same period of 2024. Our cost of funds decreased 10 basis points to 2.74% for the six months ended June 30, 2025, compared to 2.84% for the same period of 2024.
Average interest-earning assets increased $64.3 million, to $2.17 billion, for the six months ended June 30, 2025 as compared to $2.10 billion for the same period of 2024, which is primarily related to an increase in interest-bearing deposits at other financial institutions. Total interest income increased $3.2 million, or 6%, to $58.0 million for the six months ended June 30, 2025 compared to $54.8 million for the six months ended June 30, 2024. The increase in average volume was the main driver to the increase in our interest income, contributing $3.6 million of the increase for the six months ended June 30, 2025 compared to the six month period of 2024, offset by a decrease in the average rate which decreased interest income $430 thousand.

Average loans receivable increased $2.9 million to $1.86 billion for the six months ended June 30, 2025. Loan interest income for the six months ended June 30, 2025 increased $1.8 million compared to the same six month period of 2024, primarily as a result of the change in our loan mix towards commercial and industrial loans, which earn a higher yield than other portions of our loan portfolio. The yield on average loans increased 16 basis points to 5.72% for the six months ended June 30, 2025, compared to 5.56% for the six months ended June 30, 2024.

Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, increased $77.0 million to $105.5 million for the six months ended June 30, 2025, compared to $28.5 million for the same six month period of 2024. The increase in our cash reserves is primarily a result of the $89.8 million increase in our average total deposits year-over-year. The yield on average interest-earning deposits at other financial institutions decreased 101 basis points to 4.45% for the six months ended June 30, 2025 compared to the same period of 2024, primarily as a result of the decrease in the targeted federal funds rate during 2024. Interest income earned on average deposits at other financial institutions increased $1.6 million to $2.3 million for the six months ended June 30, 2025 compared $773 thousand for the same period of 2024.

Average interest-bearing liabilities increased $56.1 million to $1.59 billion for the six months ended June 30, 2025 compared to $1.54 billion for the same period of 2024. Conversely, interest expense decreased $1.2 million to $27.2 million for the six months ended June 30, 2025, compared to $28.3 million for the six months ended June 30, 2024. The decrease in the average rate reduced interest expense by $1.5 million for the six month period of 2025 as compared to the same period of 2024, while the increase in average volume increased interest expense $358 thousand when compared to the six months ended June 30, 2024.

Average interest-bearing deposits increased $110.8 million to $1.52 billion for the six months ended June 30, 2025 compared to $1.41 billion for the six months ended June 30, 2024. Interest expense on average interest-bearing deposits increased $316 thousand to $25.8 million for the six months ended June 30, 2025, compared to $25.4 million for the three months ended June 30, 2024. The cost of interest-bearing deposits decreased 21 basis points to 3.41% for the six months ended June 30, 2025, compared to 3.62% for the same period of 2024, which was primarily attributable to the repricing of our interest-bearing deposits to lower interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.76% for the six months ended June 30, 2025 compared to 2.85% for the same six month period of 2024. The increase in average volume increased interest expense $1.6 million when compared to the six month period of 2024 while the decrease in the average rate reduced interest expense by $1.3 million when compared to the six months ended June 30, 2024. Average noninterest-bearing deposits decreased $21.1 million to $358.1 million for the six months ended June 30, 2025 compared to $379.2 million for the same period of 2024.

Average other borrowed funds decreased $53.8 million to $50.0 million for the six months ended June 30, 2025, compared to $103.8 million for the six months ended June 30, 2024. Interest expense on other borrowed funds decreased $1.5 million to $936 thousand for the six months ended June 30, 2025 compared to $2.4 million for the same period of 2024. The cost of other borrowed funds decreased 85 basis points to 3.77% for the six months ended June 30, 2025 compared to 4.62% for the six months ended June 30, 2024.

Average balances of nonperforming loans, which include nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin for the three and six months ended June 30, 2025 and 2024.
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
We recorded a provision for credit losses of $105 thousand and $305 thousand for the three and six months ended June 30, 2025, respectively, compared to $206 thousand for each of the three and six months ended June 30, 2024. The allowance for credit losses was $18.1 million at each of June 30, 2025 and December 31, 2024. Our allowance for credit losses as a percent of total loans, net of deferred fees and costs, was 0.97% at each of June 30, 2025 and December 31, 2024.
We lend to well-established and relationship-driven borrowers, which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of changes in economic conditions, such as inflation and recessionary conditions, changes in market interest rates, and changes in government policy. Nonperforming loans, net of fees, at June 30, 2025 totaled $10.5 million, or 0.47% of total assets, compared to $12.8 million, or 0.58%, of total assets at December 31, 2024. We had no other real estate owned at June 30, 2025 and at December 31, 2024. We recorded net charge-offs of $518 thousand during the second quarter of 2025 compared to net recoveries of $5 thousand for same period of 2024. For the six months ended June 30, 2025 and 2024, we recorded net charge-offs of $379 thousand and net recoveries of $35 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.
Noninterest Income
The following table provides detail for noninterest income for the three and six months ended June 30, 2025 and 2024.
Noninterest Income
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$282	$278	$4	1.4%	$552	$539	$13	2.4%
Fees on loans	33	38	(5)	(13.2)%	110	87	23	26.4%
Gain on termination of derivative instruments	154	—	154	100.0%	154	—	154	100.0%
BOLI income	71	66	5	7.6%	141	256	(115)	(44.9)%
Income from minority membership interest	351	351	—	—%	492	148	344	232.4%
Other fee income	117	138	(21)	(15.2)%	230	236	(6)	(2.5)%
Total noninterest income	$1,008	$871	$137	15.7%	$1,679	$1,266	$413	32.6%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. For the three months ended June 30, 2025 and 2024, we recorded noninterest income of $1.0 million and $871 thousand, respectively, an increase of $137 thousand, or 16%. For the six months ended June 30, 2025 and 2024, we recorded noninterest income of $1.7 million and $1.3 million, respectively, an increase of $413 thousand, or 33%.
We recorded income from our minority membership interests totaling $351 thousand and $492 thousand for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, we recorded income from our minority membership interests totaling $351 thousand and $148 thousand, respectively. This income is primarily attributable to our membership interest in ACM.
Fee income from loans was $33 thousand for the quarter ended June 30, 2025, compared to $38 thousand for the same period of 2024. Service charges on deposits were $282 thousand for the quarter ended June 30, 2025, compared to $278 thousand for the same period of 2024. Income from BOLI increased to $71 thousand for the three months ended June 30, 2025 compared to $66 thousand for same period of 2024.
Fee income from loans was $110 thousand for six months ended June 30, 2025, compared to $87 thousand for the same period of 2024. Service charges on deposits were $552 thousand for the six months ended June 30, 2025, compared to $539 thousand for the same period of 2024, an increase of $13 thousand, or 2%. Income from BOLI decreased to $141 thousand for the six months ended June 30, 2025 compared to $256 thousand for same period of 2024, a result of our surrendered BOLI policies which occurred during the first quarter of 2024.
Noninterest Expense
The following table reflects the components of noninterest expense for the three and six months ended June 30, 2025 and 2024.
Noninterest Expense
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$5,036	$4,690	$346	7.4%	$9,818	$9,221	$597	6.5%
Occupancy expense	539	515	24	4.7%	1,067	1,037	30	2.9%
Internet banking and software expense	864	730	134	18.4%	1,689	1,424	265	18.6%
Data processing and network administration	550	667	(117)	(17.5)%	1,169	1,302	(133)	(10.2)%
State franchise taxes	583	590	(7)	(1.2)%	1,178	1,179	(1)	(0.1)%
Audit, legal and consulting fees	328	228	100	43.9%	570	471	99	21.0%
Loan related expenses	204	223	(19)	(8.5)%	483	445	38	8.5%
FDIC insurance	290	376	(86)	(22.9)%	620	721	(101)	(14.0)%
Marketing, business development and advertising	249	262	(13)	(5.0)%	418	466	(48)	(10.3)%
Director fees	150	180	(30)	(16.7)%	300	315	(15)	(4.8)%
Postage, courier and telephone	55	50	5	10.0%	97	94	3	3.2%
Core deposit intangible amortization	32	42	(10)	(23.8)%	67	87	(20)	(23.0)%
Other operating expenses	548	443	105	23.7%	1,085	859	226	26.3%
Total noninterest expense	$9,428	$8,996	$432	4.8%	$18,561	$17,621	$940	5.3%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.4 million and $9.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $432 thousand, or 5%. Noninterest expense was $18.6 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $940 thousand, or 5%.

Salaries and benefits expense increased $346 thousand to $5.0 million for the three months ended June 30, 2025 compared to $4.7 million for the same period in 2024. Internet banking and software expense increased $134 thousand for the three months ended June 30, 2025 to $864 thousand, compared to $730 thousand for the same period in 2024, primarily as a result of the implementation of enhanced customer software solutions. Data processing and network expense decreased $117 thousand to $550 thousand for the three months ended June 30, 2025 compared to $667 thousand for the same period of 2024, primarily as a result of contract renewals with certain service providers for the Bank.
For the six months ended June 30, 2025 and 2024, salaries and benefits expense was $9.8 million and $9.2 million, respectively, an increase of $597 thousand, or 7%, which was primarily related to an increase in incentive accruals for 2025 along with the filling of open positions that were vacant in previous periods. Internet banking and software expense increased $265 thousand to $1.7 million for the six months ended June 30, 2025, compared to $1.4 million for the same period of 2024, a result of the enhanced customer service solutions we have implemented over the past year.
Income Taxes
We recorded a provision for income tax expense of $1.6 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 21.7% and 22.2%, respectively.
For the six months ended June 30, 2025 and 2024, the provision for income taxes was $2.8 million and $4.4 million, respectively. The provision for income taxes for the six months ended June 30, 2024 included $2.4 million in taxes and penalties related to the surrender of our BOLI policies. The effective tax rate for the six months ended June 30, 2025 and 2024 was 20.5% and 44.5%, respectively.

Discussion and Analysis of Financial Condition
Overview
At June 30, 2025, total assets were $2.24 billion, an increase of $38.3 million, from $2.20 billion at December 31, 2024. Investments securities were $157.1 million at June 30, 2025, an increase of $389 thousand, from $156.7 million at December 31, 2024. Total loans, net of fees, were $1.87 billion at each of June 30, 2025 and December 31, 2024. Total deposits increased $32.9 million to $1.90 billion at June 30, 2025, from $1.87 billion at December 31, 2024. We had Federal Home Loan Bank of Atlanta ("FHLB") advances outstanding totaling $50 million at each of June 30, 2025 and December 31, 2024. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million at each of June 30, 2025 and December 31, 2024.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.87 billion at each of June 30, 2025 and December 31, 2024.
Commercial real estate loans totaled $981.5 million and $1.04 billion at June 30, 2025 and December 31, 2024, respectively, and were approximately 53% and 56% of total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $178.7 million at June 30, 2025 compared to $188.2 million at December 31, 2024. Nonowner-occupied commercial real estate loans were $802.8 million at June 30, 2025 compared to $850.1 million at December 31, 2024. Commercial construction loans totaled $177.1 million at June 30, 2025, compared to $162.4 million at December 31, 2024 and comprised 9% of total loans receivable at each of June 30, 2025 and December 31, 2024. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 346% of our total risk-based capital at June 30, 2025 and 371% of our total risk-based capital at December 31, 2024. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage the portfolio in a disciplined manner and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $60.8 million to $397.5 million at June 30, 2025, an increase of 18%, from $336.7 million at December 31, 2024. The increase in commercial and industrial loans was a result of an increase in loans originations for the first six months of the 2025 in addition to an increase in the Company's warehouse lending facility totaling $30.1 million. Consumer real estate loans decreased $17.9 million to $307.4 million at June 30, 2025, from $325.3 million at December 31, 2024, primarily a result of principal payments during the first half of 2025.

The following table presents the composition of our loans receivable portfolio at June 30, 2025 and December 31, 2024.
Loans Receivable
At June 30, 2025 and December 31, 2024
(Dollars in thousands)

	June 30, 2025	December 31, 2024
Commercial real estate	$981,479	$1,038,307
Commercial and industrial	397,460	336,662
Commercial construction	177,135	162,367
Consumer real estate	307,423	325,313
Consumer nonresidential	5,601	7,586

Total loans, net of fees	1,869,098	1,870,235

Less:
Allowance for credit losses on loans	18,065	18,129

Loans receivable, net	$1,851,033	$1,852,106

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $10.5 million and $12.8 million at June 30, 2025 and December 31, 2024, respectively, a decrease of $2.3 million. The decrease in nonperforming loans at June 30, 2025 is primarily due to a decrease in loans past due over 90 days at June 30, 2025. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $365 thousand and $468 thousand at June 30, 2025 and December 31, 2024, respectively. Our ratio of nonperforming loans to total assets was 0.47% and 0.58% at June 30, 2025 and December 31, 2024, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the six and twelve month periods ended June 30, 2025 and December 31, 2024.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2025, we had $2.4 million in loans identified as special mention, a decrease of $915 thousand from December 31, 2024. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. The decrease from December 31, 2024 was primarily a result of upgrading two loan relationships from special mention during 2025. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated.
At June 30, 2025, we had $10.2 million in loans identified as substandard, a decrease of $1.0 million from $11.2 million as of December 31, 2024, which was primarily a result of two loans being paid off in full and one loan upgraded during 2025. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, a liquidation analysis is completed. At June 30, 2025, reserves for individually assessed loans totaling $365 thousand were allocated within the allowance for credit losses to supplement any shortfall of collateral.

For the three months ended June 30, 2025 and 2024, we recorded net charge-offs of $517 thousand and net recoveries of $5 thousand, respectively. We recorded net charge-offs of $378 thousand and net recoveries $35 thousand for the six months ended June 30, 2025 and 2024, respectively. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At June 30, 2025 and December 31, 2024
(Dollars in thousands)

	June 30, 2025	December 31, 2024
Nonperforming assets:
Nonaccrual loans, gross	$10,216	$11,241
Loans contractually past‑due 90 days or more and still accruing	313	1,619
Total nonperforming loans (NPLs)	$10,529	$12,860
Total nonperforming assets (NPAs)	$10,529	$12,860

NPLs/Total Assets	0.47%	0.58%
NPAs/Total Assets	0.47%	0.58%
Allowance for credit losses on loans/NPLs	171.57%	140.97%
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $981.5 million, or 53% of total loans, at June 30, 2025 and $1.04 billion, or 56% of total loans, at December 31, 2024. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $119.8 million at June 30, 2025, or 6% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $1.6 million, or less than 1% of total loans, located in Washington, D.C. Loans secured by retail properties totaled $236.9 million, or 13% of total loans, at June 30, 2025, with $12.3 million, or less than 1% of total loans, located in Washington, D.C. Loans secured by multi-family commercial properties totaled $155.7 million, or 8% of total loans, at June 30, 2025, with $73.3 million, or 4% of total loans, located in Washington, D.C.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at June 30, 2025 (dollars in thousands).

Owner Occupied Commercial Real Estate (3)				Non-Owner Occupied Commercial Real Estate (3)				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	62%	7	$8,390	17%	1	$2,938	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$11,328
Office, Class B	50%	26	9,770	46%	24	51,976		—	—	61,746
Office, Class C	45%	8	4,611	35%	8	1,786		1	840	7,237
Office, Medical	35%	7	1,031	43%	5	26,636		1	11,847	39,514
Subtotal		48	$23,802		38	$83,336		2	$12,687	$119,825	6%

Retail- Neighborhood/Community Shop		—	$—	44%	30	$85,681	Counties of Prince George's and Montgomery, MD and Fairfax County, VA	1	$5,607	$91,288
Retail- Restaurant	50%	7	6,074	42%	14	24,411		—	—	30,485
Retail- Single Tenant	55%	5	1,870	44%	16	30,105		—	—	31,975
Retail- Anchored,Other		0	—	52%	11	33,121		—	—	33,121
Retail- Grocery-anchored		—	—	41%	8	50,030		—	—	50,030
Subtotal		12	$7,944		79	$223,348		1	$5,607	$236,899	13%

Multi-family, Class A		—	$—	30%	2	$1,432	Washington, D.C., Baltimore City, MD and Richmond City, VA	1	$1,317	$2,749
Multi-family, Class B		—	—	65%	19	65,177		1	3,973	69,150
Multi-family, Class C		—	—	54%	58	70,804		1	992	71,796
Multi-Family-Affordable Housing		—	—	43%	5	11,993		0	—	11,993
Subtotal		—	$—		84	$149,406		3	$6,282	$155,688	8%

Industrial	47%	38	$60,639	48%	35	$114,790	Counties of Prince William and Fairfax, VA and Howard County, MD	1	$2,093	$177,522
Warehouse	49%	12	14,738	28%	7	9,050		—	—	23,788
Flex	45%	10	9,600	53%	14	55,980		3	4,628	70,208
Subtotal		60	$84,977		56	$179,820		4	$6,721	$271,518	14%

Hotels			$—	45%	10	$54,499		1	$7,720	$62,219	3%
Mixed Use	43%	10	7,508	59%	31	52,817		—	—	60,325	3%

Land			—	1%	2	625		20	$37,395	$38,020	2%
1- 4 family construction			—			—		13	75,522	75,522	4%
Other (including net deferred fees)			54,481			58,916			25,201	138,598	7%
Total commercial real estate and construction loans, net of fees, at June 30, 2025			$178,712			$802,767			$177,135	$1,158,614	62%
Total commercial real estate and construction loans, net of fees, at December 31, 2024			$188,182			$850,125			$162,367	$1,200,674	64%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Bank-owned principal is not adjusted for deferred fees and costs.
(3).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, with one nonaccrual loan at June 30, 2025 totaling $10.1 million, which has a specific reserve of $365 thousand. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
At June 30, 2025 and December 31, 2024, there were no performing loans considered potential problem loans. Potential problem loans are defined as loans that are not included in the 90 days or more past due, nonaccrual, or restructured categories, but for which known information about possible credit problems causes us to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. We take a conservative approach with respect to risk rating loans in our portfolio. Based upon the status as a potential problem loan, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, our allowance for credit losses on loans estimation methodology adjusts expected losses to calibrate the likelihood of a default event to occur through the use of risk ratings.
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
Allowance for Credit Losses on Loans
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended June 30,
	2025		2024
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	(509)	(0.11)%	—	—%
Consumer residential	—	—%	—	—%
Consumer nonresidential	$(9)	—%	$5	—%
Total	$(518)	(0.11)%	$5	—%
Average loans outstanding during the period	$1,862,488		$1,882,342

	For the Six Months Ended June 30,
	2025		2024
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	(373)	(0.03)%	—	—%
Consumer residential	—	—%	—	—%
Consumer nonresidential	(6)	—%	35	—%
Total	$(379)	(0.03)%	$35	—%
Average loans outstanding during the period	$1,864,529		$1,861,614

			June 30,	December 31,
			2025	2024
Allowance for credit losses on loans receivable, net of fees			0.97%	0.98%

Allocation of the Allowance for Credit Losses on Loans
At June 30, 2025 and December 31, 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,639	47.82%	$9,434	52.04%
Commercial and industrial	3,801	21.04%	3,139	17.31%
Commercial construction	2,148	11.89%	1,713	9.45%
Consumer residential	3,426	18.96%	3,775	20.82%
Consumer nonresidential	51	0.28%	68	0.38%
Total allowance for credit losses	$18,065	100.00%	$18,129	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of June 30, 2025 and December 31, 2024 totaled $265 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $156.9 million at June 30, 2025, an increase of $389 thousand, from $156.5 million at December 31, 2024, primarily due to an increase in the market value of the investment securities portfolio totaling $6.0 million and new purchases of $2.0 million, offset by principal repayments, calls, and maturities of $7.5 million.
As of June 30, 2025 and December 31, 2024, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio continues to be slightly over five years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $19.8 million and $55.1 million at June 30, 2025 and December 31, 2024, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of June 30, 2025, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no impairment was recognized for our investment securities portfolio as of June 30, 2025 and December 31, 2024.
We hold restricted investments in equities of the Federal Reserve Bank of Richmond ("FRB") and FHLB. At June 30, 2025, we owned $3.6 million in FRB stock and $4.0 million in FHLB stock. At December 31, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at June 30, 2025 and December 31, 2024.
Investment Securities by Stated Yields
At June 30, 2025 and December 31, 2024

	At June 30, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	8.71	4.02	—	4.21
Mortgaged‑backed securities	—	4.38	4.33	1.61	1.67
Total available‑for‑sale securities	—%	3.85%	3.34%	1.62%	1.92%
Total investment securities	—%	3.75%	3.34%	1.62%	1.92%

	At December 31, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.26	4.01	—	4.50
Mortgaged‑backed securities	—	2.09	4.31	1.59	1.63
Total available‑for‑sale securities	—%	5.19%	3.34%	1.59%	1.92%
Total investment securities	—%	5.01%	3.34%	1.59%	1.92%

Deposits and Other Borrowed Funds
The following table sets forth the balances of deposits and the percentage of each category to total deposits for the six months ended June 30, 2025 and for the year ending December 31, 2024:
Average Deposit Balances
For the six months ended June 30, 2025 and for the year ending December 31, 2024

(Dollars in thousands)	June 30, 2025		December 31, 2024
Noninterest-bearing demand	$358,135	19.02%	$368,591	21.15%
Interest-bearing deposits
Interest checking	632,074	33.58%	571,432	29.26%
Savings and money markets	376,609	20.01%	344,272	17.71%
Certificate of deposits, $100,000 to $249,999	80,039	4.25%	70,024	4.97%
Certificate of deposits, $250,000 or more	186,869	9.93%	205,264	11.42%
Wholesale deposits	248,740	13.21%	263,664	15.49%
Total	$1,882,466	100.00%	$1,792,705	100.00%
Total deposits increased $32.9 million to $1.90 billion at June 30, 2025 from $1.87 billion at December 31, 2024. Core deposits, which exclude wholesale deposits, increased $47.8 million, or 6%, on an annualized basis, for the six months ended June 30, 2025. Noninterest-bearing deposits were $356.2 million at June 30, 2025, or 19% of total deposits. Interest checking deposits increased $45.2 million, or 7%, to $669.1 million at June 30, 2025 compared to $623.8 million at December 31, 2024. Savings and money market deposits decreased $18.6 million, or 5%, to $364.5 million at June 30, 2025 compared to $383.1 million at December 31, 2024. Time deposits increased $30.6 million, or 12%, to $278.8 million at June 30, 2025 from $248.2 million at December 31, 2024.
Wholesale deposits were $234.9 million and $249.9 million at June 30, 2025 and December 31, 2024, respectively. During the second quarter of 2025, wholesale deposits decreased $15.0 million, as we unwound $15 million of our pay-fixed/receive floating interest rate swaps and the funding associated with that hedge, resulting in a gain of $154 thousand. Wholesale deposits are partially fixed at a weighted average rate of 3.46%, which includes $235.0 million in pay-fixed/receive-floating interest rate swaps with a weighted average rate of 3.26%, to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation ("FDIC") insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At June 30, 2025 and December 31, 2024, we had $320.7 million and $269.7 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of June 30, 2025, the estimated amount of total uninsured deposits (including collateralized deposits) was $838.6 million, or 44%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $637.6 million, or 34% of total deposits at June 30, 2025.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at June 30, 2025.
Certificates of Deposit Greater than $250,000
At June 30, 2025
(Dollars in thousands)

June 30, 2025
Three months or less	$28,757
Over three months through six months	39,382
Over six months through twelve months	74,762
Over twelve months	41,042
$183,943
Other borrowed funds, which are comprised of FHLB advances, were $50.0 million at each of June 30, 2025 and December 31, 2024. Subordinated debt, net of unamortized issuance costs, totaled $18.7 million at June 30, 2025 and at December 31, 2024. At June 30, 2025 and at December 31, 2024, we did not have any federal funds purchased. Our FHLB advances have pay-fixed/receive-floating interest rate swaps to reduce our funding costs, and as such, the pay fixed rate of these FHLB advances was 3.60% at each of June 30, 2025 and December 31, 2024.
Total wholesale funding (including wholesale deposits and FHLB advances) was $284.9 million and $299.9 million at June 30, 2025 and December 31, 2024, respectively. The decrease in wholesale funding was primarily a result of the aforementioned hedge unwind during the second quarter of 2025.
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
We believe that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2025 and December 31, 2024.
Shareholders' equity at June 30, 2025 was $243.2 million, an increase of $7.8 million, compared to $235.4 million at December 31, 2024. Net income recorded for the six months ended June 30, 2025 contributed $10.8 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $1.0 million during the six months ended June 30, 2025, primarily as a result of the increase in the market value of our investment securities portfolio. During the second quarter of 2025, we repurchased 415,000 shares of our common stock at a total cost of $4.6 million. All of these shares have been canceled and returned to the status of authorized but unissued.
Total shareholders' equity to total assets at June 30, 2025 and December 31, 2024 was 10.9% and 10.7%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2025 and December 31, 2024 was $13.08 and $12.52, respectively.
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
On July 17, 2025, we announced we were initiating a quarterly cash dividend program. The initial quarterly cash dividend of $0.06 was declared for each share of its common stock outstanding. The dividend is payable on August 18, 2025 to shareholders of record on July 28, 2025. Based on the current number of shares outstanding, the aggregate payment will be approximately $1.1 million.
The following tables shows the minimum capital requirements and the Bank's capital position at June 30, 2025 and December 31, 2024.
Bank Capital Components
At June 30, 2025 and December 31, 2024
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2025
Total risk-based capital	$287,319	15.28%	$197,432	>	10.50%	$188,030	>	10.00%
Tier 1 risk-based capital	268,752	14.29%	159,826	>	8.50%	150,424	>	8.00%
Common equity tier 1 capital	268,752	14.29%	131,621	>	7.00%	122,220	>	6.50%
Leverage capital ratio	268,752	11.97%	89,826	>	4.00%	112,283	>	5.00%
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	>	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	>	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	>	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	>	4.00%	110,144	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At June 30, 2025 and December 31, 2024
(Dollars in thousands, except per share data)

	2025	2024
Total stockholders' equity (GAAP)	$243,163	$235,354
Less: goodwill and intangibles, net	(7,352)	(7,420)
Tangible Common Equity (non-GAAP)	$235,811	$227,934

Book value per common share (GAAP)	$13.49	$12.93
Less: intangible book value per common share	(0.41)	(0.41)
Tangible book value per common share (non-GAAP)	$13.08	$12.52

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of June 30, 2025 and December 31, 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 33.5% and 31.2% of total deposits, respectively.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $292.0 million at June 30, 2025, or 13% of total assets, an increase from $247.4 million, or 11% of total assets, at December 31, 2024. At June 30, 2025 and December 31, 2024, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $19.8 million and $55.1 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At June 30, 2025
(Dollars in millions)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$486,885
FRB discount window secured borrowings (2)	—	232,358
Unsecured federal fund purchase lines	—	209,196
Total	$130,000	$928,439
________________________
(1) The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to obtain a line of credit to secure public funds in addition to the collateral in use             for FHLB advances.
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

Financial Instruments with Off-Balance-Sheet Risk and Other Contingencies
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.
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
At June 30, 2025 and December 31, 2024, unused commitments to fund loans and lines of credit totaled $196.2 million and $196.7 million, respectively. Commercial and standby letters of credit totaled $24.3 million at June 30, 2025 and $25.2 million at December 31, 2024.
We provide banking services to customers that are licensed to do business in the cannabis industry, primarily in Virginia, Maryland and the District of Columbia. These customers include multi-state operators, fully integrated state-wide operators, independent dispensary/cultivation licensees, as well as provisional cannabis licensees. We maintain stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.
In accordance with federal regulatory guidance and industry best practices, our cannabis banking business is conducted through a comprehensive, defined, and multi-department process, which includes extensive compliance and onboarding due diligence with subsequent involvement by bank experts in cannabis in our operations, branch, treasury management, lending, and credit departments. We perform a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, we continue to monitor the business, including additional site visits, to ensure that the cannabis business continues to meet strict requirements, including maintenance of required licenses. We perform periodic financial reviews of the business and monitor the business in accordance with the Bank Secrecy Act of 1970 and other state requirements.
While we are providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While we are not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government. There is an uncertainty of the potential impact to our consolidated financial statements if the federal government should take action against us. As of June 30, 2025, we have not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers: Deposit and loan balances at June 30, 2025 were approximately $161.0 million, or 8.5% of total deposits, and $110.6 million, or 5.9% of total loans, respectively. Deposit and loan balances at December 31, 2024 were approximately $100.0 million, or 5.3% of total deposits, and $108.3 million, or 5.8% of total loans, respectively.

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
We purchased 415,000 shares during the three months ended June 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	315,000	11.05	315,000	985,000
May 1, 2025 - May 31, 2025	100,000	11.55	100,000	885,000
June 1, 2025 - June 30, 2025	—	—	—	885,000
Total	415,000	11.14	415,000	885,000
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 13, 2025	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Sr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)