Form 10-K
period 2025-12-31
FVCBankcorp, Inc.
filed 2026-03-16
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025: $192,138,668.
The number of shares outstanding of Common Stock, as of March 12, 2026, was 17,943,092.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, as well as other periodic reports filed with the U.S. Securities and Exchange Commission (the "SEC"), and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and its subsidiary (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phases of similar meaning. The Company cautions that the forward-looking statements are based largely on its expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
The following factors, among others, could cause the financial performance of the Company to differ materially from that expressed in such forward-looking statements:
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

•the concentration of the Company's business in and around the Washington, D.C. metropolitan area and the effects of changes in the economic, political, and environmental conditions on this market, including shutdowns of the U.S. government and potential reductions in spending by the U.S. government and related reductions in the federal workforce;

•the impact of the interest rate environment on the Company's business, financial condition and results of operation, and its impact on the composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

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

•changes in market conditions, specifically declines in the commercial and residential real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions that the Company does business with;

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

•potential exposure to fraud, negligence, computer theft and cyber-crime, and the Company's ability to maintain the security of its data processing and information technology systems;

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

•geopolitical conditions, including trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, or actions taken by the United States or other governments in response to trade restrictions and tariffs, and acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and

•the occurrence of significant natural disasters, including severe weather conditions, floods, health related issues or emergencies, and other catastrophic events.

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Form 10-K, including those discussed in the section entitled "Risk Factors" in Item 1A below. If one or more of the factors affecting the Company's forward-looking information and statements proves incorrect, then the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions you not to place undue reliance on its forward-looking information and statements. The Company will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible to predict their occurrence or how they will affect the Company's operations, financial condition or results of operations.

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
Market Area
We operate in one of the most economically dynamic and wealthy regions of the Washington and Baltimore Metropolitan Statistical Areas ("MSA"), focusing primarily on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, as well as Washington, D.C. and its Maryland suburbs and Baltimore, Maryland and its surrounding suburbs. As of June 30, 2025, the Washington MSA had total deposits of $314.7 billion and the Baltimore MSA had total deposits of $101.8 billion, based on Federal Deposit Insurance Corporation (the "FDIC") data.
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
In addition to the presence of the federal government, the Washington MSA is defined by attractive market demographics, including strong household incomes, dense populations and the presence of a diverse group of large and small businesses. According to the U.S. Census Bureau, the region is home to four of the top ten most highly educated counties in the nation and four to the top ten most affluent counties, as measured by household income. As of December 31, 2025, the Washington MSA had a median household income of $126.2 thousand, which ranks as eighth highest among all MSAs nationally, and a population of 6.44 million. The Virginia and Maryland localities within the Washington MSA in which we primarily operate have higher median household incomes than the Washington MSA as a whole and have an unemployment rate of 3.8% as of December 31, 2025. The significant presence of national and international businesses make the Washington MSA one of the most economically vibrant and diverse markets in the country. The Washington MSA is currently home to 20 Fortune 500 companies, including eight based in Fairfax County.
The Baltimore MSA also has strong economic factors which enhance our business profile. As of December 31, 2025, the Baltimore MSA had a median household income of $98.7 thousand, which represented 2.0% growth over the previous year. The Baltimore MSA has an unemployment rate of 3.6% as of December 31, 2025. With a population of 2.9 million, the top industries of the Baltimore MSA include healthcare, education, and professional, scientific and technical services.The Baltimore MSA is currently home to three Fortune 500 companies.

The local economies in which we operate that began to strengthen and improve during 2022 post pandemic, have recently showed signs of a mild recession. Payrolls have fallen in recent months as a result of workforce reductions within the federal government. The unemployment rate in our regional economy, while still below the national average, has climbed to its highest level in four years, and house prices are falling despite holding steady nationally. Our business opportunities in the future may be tempered by high interest rates, inflation, and contractionary monetary policy. Volatility in global economic markets, continued domestic political turmoil and various episodes of geopolitical unrest continue to provide a degree of uncertainty in financial markets. Aside from these challenges, we continue to be encouraged by the resiliency of the current economic environment and the prospects for continued growth of the Company.
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
Our success has been driven by our mission to help our clients, communities, and employees prosper. We strive to exceed our clients' expectations by delivering superior, personalized client service supported with high quality bank products and services. We invest in the growth of our employees and we give back to the communities in which we do business to foster a brighter future for everyone who lives there. Much of our early growth was the result of the active promotion by our organizing shareholders, our board of directors, and our shareholders as many of the aforementioned are customers. We receive referrals from existing customers and all employees are encouraged to promote the Company. We believe having such a large group of individuals who actively promote the Company has and will continue to augment our ability to generate both deposits and loans through staff and management led marketing and calling campaigns. As we have grown, we have increased our reliance on management originated customer relationships, but believe that our strong network of personal, customer, and shareholder relationships and referrals will continue to be a significant factor in our business development strategy.
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
Commercial Real Estate Loans. Commercial real estate loans, which comprise the largest portion of our loan portfolio, are secured by both owner occupied and investor owned commercial properties, including multi-family residential real estate. Commercial real estate loans are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of generally five to ten years. At December 31, 2025, owner occupied commercial real estate loans represented 14% of the loan portfolio. At December 31, 2025, non-owner occupied commercial real estate loans represented approximately 31% of the loan portfolio and multi-family residential real estate comprised 8% the portfolio. We seek to mitigate lending risks typical of these types of loans such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan to value of 80% and minimum cash flow and debt service coverages, of at least 1.20 to 1.00. Personal guarantees are generally required, but may be limited. We generally require that interest rates adjust not less frequently than five years. For purposes of geographic diversification, we will also make commercial real estate loans outside of our primary and secondary markets, in an area extending south to Richmond, Virginia, and north of Baltimore, Maryland, and between Winchester, Virginia and the Eastern Shore of Maryland.
Construction Loans. Commercial construction loans for the acquisition, development and construction of commercial real estate comprise 8% of the loan portfolio at December 31, 2025. Our typical commercial construction loan involves property that will ultimately be leased to a non-owner occupant. We will finance construction projects of a speculative nature, which are well-conceived and structured with appropriate interest reserves and analyzed fully. In underwriting commercial construction loans, we consider the expected costs of the transaction, the loan to value ratio, the credit history, cash flows and liquidity of the borrower, the project and the guarantors, the debt service coverage ratios (which are stressed prior to approval), take out sources for the permanent loan or repayment of the construction loan, the reputation, experience and qualifications of the borrower, the general contractor and others involved with the project and other factors. Commercial construction loans are generally made on a variable rate basis, typically based on the Wall Street Journal Prime Rate and subject to rate floors, for terms of 12 - 24 months. Generally, we do not make commercial construction loans outside of our primary or secondary market areas.
Commercial Loans, Government Contracting. We originate commercial loans for a variety of business purposes, including working capital, equipment purchases, lines of credit, government contract financing, asset based lending and accounts receivable financing. These loans are a significant and growing portion of our portfolio, comprising approximately 23% of our loan portfolio at December 31, 2025. The warehouse facility provided to ACM is also included in this loan type. We make commercial loans on a secured or unsecured basis. We generally require the owners, managing members, general partners and principals of the borrowing entity that control more than 20% of the borrower to guaranty the loan, unless a combination of low leverage, significant income and debt service coverage ratios, and substantial experience in operating the business, strong management and internal controls and/or other factors are demonstrated. Commercial loans are typically made with variable or adjustable rates. The cash flow of the borrower/borrower's operating business is often the principal source of debt service, with a secondary emphasis on other collateral.
We have developed a special expertise in government contract financing. We lend to government contractors or subcontractors headquartered in the Washington, D.C. metropolitan area. This area of lending encompasses lines of credit for working capital, financing of government leases, mergers and acquisition financing, and, less frequently term loans, to operating companies that recognize over 50% of their total revenues from services provided to federal government agencies or rated state and municipal governments. Our borrowers are typically engaged in technology or service businesses, but may also include construction and equipment providers, or entities working on "classified" projects. A government contractor borrower must have an acceptable level of eligible accounts receivable, provide appropriate security instruments perfecting our rights in the accounts receivable or other collateral, and are subject to periodic review and monitoring of their receivables, contract backlog, and contract compliance. The contractor is typically required to have its primary deposit relationship with us. Advance rates will be up to 90% of prime eligible government receivables, and lower percentages depending on the nature of the receivables. At December 31, 2025, outstanding loans to government contractors represented 45% of our commercial and industrial segment. Total commitments to government contractors totaled $350.4 million at December 31, 2025. Government contract loans are typically made with variable or adjustable rates. Lines of credit typically have a one year term. As with other commercial loans, guarantees are typically required.

Consumer Residential. We actively originate loans for residential 1-4 family trust investment purposes and HELOCs in the communities we serve in the Washington and Baltimore MSAs. In addition, we have portfolio mortgage products that we developed for use by ACM to help diversify our total loan portfolio. Our HELOCs generally have a maximum loan to value of up to 85%, however, due to the strong residential real estate market in these markets, actual loan to values are typically lower than the maximum. We provide HELOCs as a service to our customers and when we receive referrals from various mortgage brokers within our market area. As of December 31, 2025, HELOCs comprise 1% of total loans. While we do not typically originate residential first mortgages, we will occasionally originate a mortgage loan meeting our investment preferences presented by a mortgage broker. We have also purchased portfolios of 1-4 family residential first mortgage loans on properties primarily located in our market area for yield and diversification. At December 31, 2025, consumer residential loans represented 15% of the loan portfolio.
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
Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in our capital levels. At December 31, 2025, the Bank had a legal lending limit of $44.5 million. At December 31, 2025, our average funded loan size outstanding, for commercial real estate (including commercial construction) and commercial loans was $2.4 million and $756 thousand, respectively. In accordance with internal lending policies, we may sell participations of loans to other banks, which allows us to manage risk involved in these loans and to meet the lending needs of our clients.
Concentrations of Credit Risk. Most of our lending is conducted with businesses and individuals in the suburbs of Washington, D.C. Our loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $1.19 billion and constituted 61% of total loans as of December 31, 2025, and commercial loans, including loans to government contractors and the ACM warehouse lending facility, which totaled $453.4 million and constituted 23% of total loans as of December 31, 2025. The geographic concentration of our loans subjects our business to the general economic conditions within our market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses in our loan portfolio as of December 31, 2025.
Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced growth in our commercial real estate portfolio in recent years. As of December 31, 2025, commercial real estate loans as defined for regulatory purposes represented 313% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 53% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 90% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to our commercial real estate portfolio.
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
Cannabis Related Banking Business
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
In accordance with federal regulatory guidance and industry best practices, the Bank's cannabis banking business is conducted through a comprehensive, defined, and multi-department process, which includes extensive compliance and on-boarding due diligence with subsequent involvement by bank experts in cannabis within the Bank's operations, branch, treasury management, lending, and credit departments. The Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the business, including additional site visits, to ensure that the cannabis business continues to meet strict requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitors the business in accordance with the Bank Secrecy Act of 1970 and other state requirements.
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
As of June 30, 2025, there were approximately $314.7 billion in total deposits shared between banking institutions located in the Washington MSA, according to the FDIC. Capital One, Bank of America Corporation, Truist Bank, Wells Fargo Bank, and PNC Bank hold the primary market shares. When excluding the deposits held by these institutions, as of the aforementioned date, our deposit market share was approximately 1.9% in the Washington MSA. In the Baltimore MSA, there were approximately $101.8 billion in total deposits shared between banking institutions as of June 30, 2025, and when excluding deposits held by the above named larger institutions, our deposit market share was approximately 0.08%. Our strategic goal is to increase our market share through selective new branch additions, opportunistic acquisitions, and acquisitions of customers from larger competitors. We believe these larger competitors generally cannot provide the same level of attention and customization of services to small businesses that we seek to provide. Through correspondents, referrals to third parties with whom we have partnered, and our own capabilities, we are a full service financial provider, able to compete in substantially all areas of banking, except trust services. Additionally, we believe we provide competitively priced products, superior customer service, flexibility, and responsiveness when compared to our larger competitors.
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
Employees
As of December 31, 2025, we had 119 full-time employees and six part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
We believe that the Bank met all capital adequacy requirements to which it was subject to as of December 31, 2025 and December 31, 2024.

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
During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition. In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB and its impact on our business are uncertain.
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
Fair Access to Financial Services. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.
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
In October 2024, the CFPB issued a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties, upon request, certain covered transaction, account, and payment information. Institutions with at least $1.5 billion but less than $3 billion in total assets, including the Company, were required to comply with the final rule by April 1, 2029. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge has since been paused to allow time for the CFPB to assess the rule and determine whether it aligns with the agency’s current policy objectives.
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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA, and likely would have made it more challenging and/or costly for the Bank to maintain its “satisfactory” rating. Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction. On July 16, 2025, the federal bank regulatory agencies issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.
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

FDIC Insurance Premiums. The deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The deposit insurance assessment base is based on average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Deposit insurance pricing is a “financial ratios method” based on “CAMELS” composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. For the years ended December 31, 2025 and 2024, the Bank recorded $1.1 million and $1.3 million, respectively, for FDIC insurance premiums.

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
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2025, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

The Nasdaq Stock Market, LLC, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company has adopted a clawback policy compliant with such rule. A copy of the Company’s clawback policy is included as Exhibit 97 to this Annual Report on 10 K.
Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution's management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties. On November 18, 2021, the federal bank regulatory agencies issued a final rule, effective April 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States.

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
Artificial Intelligence. CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under the Equal Credit Opportunity Act if they rely on complex algorithmic underwriting models. States have also started to regulate the use of artificial intelligence technologies. In July 2024, the federal banking agencies issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.
Item 1A. RISK FACTORS
The material risks and uncertainties that we believe affect us are described below. Any of these risks, if they are realized, could materially adversely affect our business, financial condition and results of operations, and consequently, the market value of our common stock. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially and adversely affect us. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. If any of the matters included in the following information about risk factors were to occur, our future business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. References to past events in these risk factors are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
Our business is significantly affected by monetary and related policies of the U.S. federal government and its agencies. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, shutdowns and potential reductions in spending by the federal government and related reductions in the federal workforce, and future tax rates are concerns for businesses, consumers and investors in the U.S. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.
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
When short-term interest rates rise, the rate of interest we pay on our interest-bearing liabilities may rise more quickly than the rate of interest we receive on our interest-earning assets, which may cause our net interest income to decrease. Additionally, a shrinking yield premium between short-term and long-term market interest rates, a pattern usually indicative of investors' waning expectations of future growth and inflation, commonly referred to as a flattening of the yield curve, typically reduces our profit margin as we borrow at shorter terms than the terms at which we lend and invest.
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

In 2022 and continuing into 2023, the United States experienced the highest rates of inflation since the 1980s. In an effort to reduce inflation, the Federal Reserve increased the federal funds target rate seven times in 2022 and four times in 2023 from 0 - 0.25% at the beginning of 2022 to 5.25 - 5.50% as of December 31, 2023. During 2024 and 2025, the federal funds target rate reduced 175 basis points, decreasing to 3.50% - 3.75% as of December 31, 2025. Higher market interest rates relative to interest rates from 2008 to 2022 have increased funding costs and decreased loan demand. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits. Additionally, inflation generally increases the cost of products and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by inflation and the rising costs of products and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. If inflationary pressures do not subside, sustained higher interest rates by the Federal Reserve may be needed, which could weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition, and results of operations.
Insufficient liquidity could impair our ability to fund operations and meet our obligations as they become due, and could materially adversely affect our growth, business, profitability and financial condition.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they become due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Approximately 10% of our deposits are derived from one customer relationship, which increases our liquidity risk. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a slowdown in our market, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, or other sources, and our ability to maintain sufficient deposits, could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

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

Like many financial institutions, we rely on customer deposits as our primary source of funding for our lending activities, and we continue to seek customer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our diverse deposit base. As of December 31, 2025, we had $2.0 billion in deposits and approximately 10% of our deposits are derived from one customer relationship. Our deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, customer perceptions of our financial health, and general reputation and adverse developments in general economic conditions of an individual's business, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 34.9% of our deposits were uninsured when excluding collateralized deposits, and we rely on these deposits for liquidity. Any such loss of funds could result in lower loan originations and decrease in liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

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
We make loans primarily to borrowers in the Washington, D.C. and Baltimore metropolitan areas, focusing on the Virginia counties of Arlington, Fairfax, Loudoun, and Prince William and the independent cities located within those counties, Washington D.C., and its Maryland suburbs, and have a substantial portion of our loans secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand and deposit growth. Prolonged or repeated shutdowns and actual and proposed spending cuts by the U.S. government, particularly those resulting in job losses in and around the Washington, D.C. metropolitan area, could have a negative impact on the markets we serve, which could adversely affect our business, financial condition, and results of operations. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
Increases to our nonperforming assets or other problem assets will have an adverse effect on our earnings.
As of December 31, 2025, we had nonperforming loans and accruing loans 90 days or more past due of $10.7 million, or 0.55% of total loans, net of deferred fees. If loans become 90 or more days past due and still accruing and move to nonaccrual, we will not record interest income on such loans, and may be required to reverse prior accruals, thereby adversely affecting our earnings. If the level of our nonperforming or other problem assets increases, we may be required to make additional provisions for credit losses, which will negatively impact our earnings. If we are required to foreclose on any collateral properties securing our loans, we will incur legal and other expenses in connection with the foreclosure and sale process and possible losses on the sale of other real estate owned ("OREO") or other collateral. Additionally, the resolution of nonperforming assets and other problem assets requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. As of December 31, 2025, we had no OREO.
Our concentrations of loans may create a greater risk of loan defaults and losses.
A substantial portion of our loans are secured by various types of real estate in the Washington, D.C. and Baltimore metropolitan areas and substantially all of our loans are to borrowers in those areas. At December 31, 2025, 78% of our total loans were secured by real estate; commercial real estate loans, excluding construction and land development, comprised the largest portion of these loans at 53% of our portfolio. Construction and land development loans comprised 8% of total loans at December 31, 2025. These concentrations expose us to the risk that adverse developments in the real estate market, or the general economic conditions in our market, could increase our nonperforming loans and charge-offs, reduce the value of our collateral and adversely impact our results of operations and financial condition. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, rigorous portfolio monitoring and ongoing market analysis. These categories of loans have historically carried a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and, as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. and Baltimore metropolitan areas, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline and loan demand may be reduced.
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
The federal banking agencies have issued guidance governing financial institutions that have concentrations in commercial real estate lending. The guidance provides that institutions which have (i) total reported loans for construction, land development, and other land loans which represent 100% or more of an institution's total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution's total risk-based capital, where the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. We have a concentration in commercial real estate loans, and we have experienced growth in our commercial real estate portfolio in recent years. As of December 31, 2025, commercial real estate loans, as defined for regulatory purposes, represented 313% of our total risk-based capital. Of those loans, commercial construction, development and land loans represented 53% of our total risk based capital. Owner-occupied commercial real estate loans represented an additional 90% of our total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2025, 23% of our total loans were outstanding to commercial and industrial customers. Of that, approximately 45% of outstanding commercial and industrial loans are to government contractors or their subcontractors specializing in the defense and homeland security and defense readiness sectors, and we have commitments of $350.4 million to such borrowers. We are actively seeking to expand our exposure to this business segment. In the event of significant reductions in spending and/or prolonged or repeated government shutdowns, these customers may have their government contracts reduced or terminated, or have payments delayed, causing a loss of anticipated revenues or reduced cash flow, resulting in an increase in credit risk, and potentially defaults by such customers on their respective loans.
Our government contractor customers could also withdraw their deposit balances during a shutdown to fund current operations, resulting in additional liquidity risk. Additionally, layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in our market and the general economy of the Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by our customers. As a result, significant reductions in spending and/or prolonged or repeated government shutdowns could lead to an increase in the levels of past due loans, nonperforming loans, allowance for credit losses and charge-offs, and a decline in liquidity.
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
Strategic Risks
We provide banking services to customers who do business in the cannabis industry and the strict enforcement of federal laws regarding cannabis could likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We provide banking services to customers that are licensed to do business in the cannabis industry, primarily in Virginia, Maryland and the District of Columbia. These customers include multi-state operators, fully integrated state-wide operators, independent dispensary/cultivation licensees, as well as provisional cannabis licensees. While cannabis is legal in these states of operation, it remains classified as a controlled substance under the Controlled Substances Act. As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines.

Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the federal government, including imprisonment and fines. Any change in the federal government’s position on adult-use cannabis enforcement, or a change in federal appropriations law, could result in significant financial damage to us and our stockholders.

FinCEN published guidelines in 2014 for financial institutions servicing state legal cannabis business. These guidelines were issued for the explicit purpose so “that financial institutions can provide services to marijuana-related businesses in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a negative impact on our interest income and noninterest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business, and/or otherwise affect us, which could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, at December 31, 2025, we had $7.2 million of goodwill related to our acquisition of Colombo. Goodwill and other intangible assets are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. Our financial condition and results of operations may be adversely affected if goodwill is determined to be impaired, which would require us to take an impairment charge.
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
Our ability to pay dividends is limited and we may be unable to pay future dividends.
Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. The Bank is our primary operating business and the source of substantially all of our earnings, and our ability to pay dividends will be subject to the earnings, capital levels, capital needs and limitations relating to the payment of dividends by the Bank to us. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. In addition, we are a bank holding company, and our ability to declare and pay dividends to our shareholders is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization's expected future needs, asset quality and financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention. If we do not satisfy these regulatory requirements or the Federal Reserve’s policies, we will be unable to pay dividends on our common stock.
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

We currently partner with a third-party vendor to help us identify our cybersecurity risks and determine our cybersecurity preparedness. The findings from the vendor are used to determine risk management practices and controls in order to align our cybersecurity preparedness to address the identified risks within our risk appetite. We also ngage a third-party to provide an annual risk assessment of our compliance with interagency guidelines for safeguarding confidential customer information. This risk assessment focuses on our information security program and the controls in place to protect client information. The results of the risk assessment are analyzed and used to improve our information security program where needed. Internal audits, regulatory examinations and third-party assessments of our processes in information technology and information security also help us assess our cybersecurity preparedness and whether risk management practices and controls need adjustment. Risk issues are identified through assessments, audits, examinations and security testing. Findings are tracked and reported to the Bank’s Technology Committee and the Audit Committee of the board of directors.

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

Our cybersecurity risk management processes are integrated into our overall risk management system through our risk management committee structure. These committees have processes to help facilitate appropriate and effective oversight of cybersecurity risk, including tracking and reporting of cybersecurity risks and remediation plans. The Bank maintains a chartered Technology Committee, which is responsible for the oversight of policies and practices relating to the identification, assessment, measurement, monitoring and management of our technology and information security risks. The Technology Committee is chaired by our Chief Technology & Information Security Officer and members include two members from our board of directors, one independent Director and the President, Chief Financial Officer, Chief Banking Officer, Chief Risk Officer, Chief Services Officer, IT Infrastructure & Security Manager, and officers of key business systems. The Chief Technology & Information Security Officer reports the cyber security status of the Bank to our board of directors on a monthly basis. These reports include performance metrics, security events, penetration testing, training, audit results, new system and vulnerability assessments and the identification and remediation of cybersecurity risks. The Information Security Officer also provides information regarding the threat environment and our efforts to detect, prevent and respond to internal and external critical threats

The board of directors, leveraging the efforts of the Technology Committee, oversees our continuing efforts to strengthen our information security infrastructure and staffing, adhere to regulatory guidelines and enhance our processes, technology controls and cybersecurity defenses. Our Chief Technology & Information Security Officer regularly reports to the board of directors on security matters, our Risk Management Committee establishes and reviews key cyber risk indicators and performance metrics, and our Technology Committee assesses and disseminates periodic updates on information security risk, the maturity of our information security program, and related investments and results.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price for Common Stock and Dividends. Our common stock is currently listed on the Nasdaq Capital Market under the symbol "FVCB." As of March 12, 2026, there were 365 holders of record of our common stock and approximately 1,682 total beneficial shareholders.
Dividend Policy. We began paying a quarterly dividend on our common stock in the third quarter of 2025. We declared a quarterly dividend of $0.06 per share in each of the third and fourth quarters of 2025. Although we currently expect to continue to pay quarterly dividends, any future dividend determinations will be made by our board of directors and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our common stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our board of directors may deem relevant.

As the Company is a bank holding company and does not engage directly in business activities of a material nature, its ability to pay dividends on its common stock depends, in large part, upon its receipt of dividends from the Bank. Regulations of the Federal Reserve and Virginia law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Virginia law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. Under Virginia law, the Company generally may not pay dividends or distributions to holders of common stock if it would be unable to pay its debts as they become due in the ordinary course of business or if its total assets would be less than the sum of its total liabilities plus the amount of the liquidation preference of any class of shares with superior rights than the common stock.

Repurchases
On March 20, 2025, we publicly announced that the board of directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,300,000 shares of our common stock, or approximately 7% of our outstanding shares of common stock at December 31, 2024. The Repurchase Program will expire on March 31, 2026, subject to earlier termination of the program by the Board of Directors. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume, and other factors, and there is no assurance that we will purchase shares during any period. Shares may be repurchased in the open market or through privately negotiated transactions. For the year ended December 31, 2025, we repurchased 572,310 shares of our common stock at a total cost of $6.6 million under the program. All of these shares have been cancelled and returned to the status of authorized but unissued.
The following table provides details of our common stock repurchases for the three months ended December 31, 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	—	—	—	885,000
November 1, 2025 - November 30, 2025	157,310	12.69	157,310	727,690
December 1, 2025 - December 31, 2025	—	—	—	727,690
Total	157,310	12.69	157,310

Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at December 31, 2025 and 2024 and the results of our operations for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management's expectations.
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
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. We manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from our minority membership interest in ACM, merchant services fee income, insurance commission income, income from bank owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
Critical Accounting Estimates
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

Financial Overview
For the years ended December 31, 2025 and 2024, we continued our focus on organic growth, capitalizing on new customer relationships we obtained through centers of influence and portfolio cultivation.
•Total assets increased to $2.29 billion at December 31, 2025 compared to $2.20 billion at December 31, 2024, an increase of $93.3 million.
•Total loans, net of deferred fees, increased $71.0 million, or 4%, from December 31, 2024 to December 31, 2025. Asset quality remains sound with nonperforming loans and loans past due 90 days or more as a percentage of total assets of 0.47% at December 31, 2025, compared to 0.58% at December 31, 2024.
•Total deposits increased $126.7 million or 7%, from December 31, 2024 to December 31, 2025. Noninterest-bearing deposits were $363.2 million at December 31, 2025, or 18% of total deposits. At December 31, 2025, core deposits, which exclude wholesale deposits, increased $91.6 million from December 31, 2024, or 6%.
•Net income was $22.1 million for the year ended December 31, 2025 compared to $15.1 million for 2024, an increase of $7.0 million, or 46%. During 2025, we unwound $80 million of our pay-fixed/receive floating interest rate swaps, resulting in a pre-tax gain of $91 thousand. During 2024, we surrendered $48.0 million in BOLI policies, which resulted in a nonrecurring increase of $2.4 million to our tax provisioning related to the loss of the tax favored status of prior appreciation. Commercial bank operating earnings (non-GAAP), which excludes these nonrecurring items, for the years ended December 31, 2025 and 2024 was $22.0 million and $17.4 million, respectively. For a reconciliation of this non-GAAP information which excludes the effect of these non-recurring items, please refer to the table below.
•Net interest income increased $8.2 million, or 15%, to $63.8 million for the year ended December 31, 2025 compared to $55.6 million for the year ended December 31, 2024. Interest income on loans increased $2.2 million and interest expense on deposits decreased $1.2 million for 2025 compared to 2024. Net interest margin for 2025 was 2.92% compared to 2.62% for 2024, an increase of 30 basis points, or 11%.
•The provision for credit losses totaled $1.6 million in 2025, compared to a provision for credit losses totaling $6 thousand in 2024. The increase in the provision for credit losses for 2025 was primarily a result of the increase in total loans as well as changes in the distribution of loans within the segments of our portfolio.
•Noninterest income for 2025 increased $1.1 million, or 44%, to $3.6 million for the year ended December 31, 2025, compared to $2.5 million for the year ended December 31, 2024. This increase was primarily driven by an increase in our minority investments of $871 thousand to $1.2 million for the year ended December 31, 2025.
•Noninterest expense was $37.6 million and $35.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1.8 million, or 5%. This increase was primarily a result of an increase in salaries and benefits expense, which increased due to the filling of open positions and market adjustments to existing positions along with an increase in the incentive compensation expense for 2025.

Reconciliation of Net Income (GAAP) to Commercial Bank Operating Earnings (Non-GAAP)
Years Ended December 31, 2025 and 2024
(Dollars in thousands, except per share data)

	2025	2024
Net income (as reported)	$22,057	$15,064
(Gain) on redemption of subordinated debt	—	(9)
(Gain) on the termination of derivative instruments	(91)	—
Non-recurring tax and 10% modified endowment contract penalty on early surrender of BOLI policies	—	2,386
Provision for income taxes associated with non-GAAP adjustments	21	—
Non-GAAP commercial bank operating earnings, excluding above items	$21,987	$17,441
Earnings per share - basic (GAAP net income)	$1.22	$0.83
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	—	0.14
Earnings per share - basic (non-GAAP commercial bank operating earnings)	$1.22	$0.97
Earnings per share - diluted (GAAP net income)	$1.21	$0.82
Adjusted earnings per share - Non-GAAP expenses including provision for income taxes	—	0.13
Adjusted earnings per share - diluted (non-GAAP commercial bank operating earnings)	$1.21	$0.95
Return on average assets (GAAP net income)	0.99%	0.69%
Adjusted Non-GAAP expenses including provision for income taxes	—%	0.11%
Adjusted return on average assets (non‑GAAP commercial bank operating earnings)	0.99%	0.80%
Return on average equity (GAAP net income)	8.96%	6.64%
Adjusted Non-GAAP expenses including provision for income taxes	—%	1.05%
Adjusted return on average equity (non‑GAAP commercial bank operating earnings)	8.96%	7.69%

Below shows selected financial data for the periods ended December 31, 2025 and 2024.
Selected Financial Data
(Dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Income Statement Data:
Interest income	$118,397	$113,312
Interest expense	54,628	57,723
Net interest income	63,769	55,589
Provision for credit losses	1,589	6
Net interest income after provision for credit losses	62,180	55,583
Non‑interest income	3,637	2,534
Non‑interest expense	37,570	35,820
Net income before income taxes	28,247	22,297
Provision for income taxes	6,190	7,233
Net income	$22,057	$15,064

	Years Ended December 31,
	2025	2024

Balance Sheet Data:
Total assets	$2,292,256	$2,198,950
Loans receivable, net of fees	1,941,283	1,870,235
Allowance for credit losses	(18,886)	(18,129)
Total investment securities	153,424	156,740
Total deposits	1,997,277	1,870,605
Other borrowed funds	—	68,695
Total shareholders' equity	253,600	235,354
Common shares outstanding	17,918	18,204
Per Common Share Data:
Basic net income	$1.22	$0.83
Fully diluted net income	1.21	0.82
Book value	14.15	12.93
Tangible book value(1)	13.74	12.52
Performance Ratios:
Return on average assets	0.99%	0.69%
Return on average equity	8.99	6.64
Net interest margin(2)	2.92	2.62
Efficiency ratio(3)	55.74	61.63
Non‑interest income to average assets	0.16	0.12
Non‑interest expense to average assets	1.68	1.65
Loans receivable, net of fees to total deposits	97.20	99.98
Asset Quality Ratios:
Net charge‑offs to average loans receivable, net of fees	0.05%	0.04%
Nonperforming loans to loans receivable, net of fees	0.55	0.69
Nonperforming assets to total assets	0.48	0.58
Allowance for credit losses to nonperforming loans	172.86	141.38
Allowance for credit losses on loans to loans receivable, net of fees	0.97	0.97
Capital Ratios (Bank Only):
Tangible common equity	11.38%	10.87%
Total risk‑based capital	15.38	14.73
Common Equity Tier 1 capital	14.37	13.74
Leverage capital ratio	12.23	11.74
Other:
Average shareholders' equity to average total assets	11.00%	10.42%
Average loans receivable, net of fees to average total deposits	97.76	102.54
Average common shares outstanding:
Basic	18,121	18,057
Diluted	18,260	18,397
______________________

(1)Non-GAAP: Tangible book value is calculated as total stockholders' equity, less goodwill and other intangible assets, divided by common shares outstanding.
(2)Net interest margin is calculated as net interest income divided by total average earning assets.
(3)Efficiency ratio is calculated as total noninterest expense divided by the total of net interest income and noninterest income.

Non‑GAAP Reconciliation	December 31,
(Dollars in thousands, except per share data)	2025	2024
Total stockholders' equity	$253,600	$235,354
Less: goodwill and intangibles, net	(7,295)	(7,420)
Tangible Common Equity	$246,305	$227,934
Book value per common share	$14.15	$12.93
Less: intangible book value per common share	(0.41)	(0.41)
Tangible book value per common share	$13.74	$12.52
Results of Operations— Years Ended December 31, 2025 and December 31, 2024
Overview
We recorded net income of $22.1 million, or $1.21 per diluted common share, for the year ended December 31, 2025, compared to net income of $15.1 million, or $0.82 per diluted common share for the year ended December 31, 2024. Included in net income for the year ended December 31, 2025 is a pre-tax gain of $91 thousand resulting from the unwind of $80 million of our pay-fixed/receive floating interest rate swaps. Net income for 2024 includes the surrender of certain BOLI policies with an aggregate cash surrender value of $48.0 million. Upon the surrender, we received a cash payout and were required to accrue additional income tax on the appreciation of those policies which had previously been treated as tax-exempt income. This resulted in additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand. The tax penalties related to the surrender of the BOLI were recorded in income tax expense. The net proceeds of the BOLI surrender were reinvested in our loan portoflio. Commercial bank operating earnings (non-GAAP), which exclude gains and the taxes associated with the BOLI surrender, were $22.0 million and $17.4 million, for the years ended December 31, 2025 and 2024, respectively. Diluted commercial bank operating earnings per share (non-GAAP) for the years ended December 31, 2025 and 2024 were $1.21 and $0.95, respectively.
Net interest income increased $8.2 million, or 15%, to $63.8 million for the year ended December 31, 2025, compared to $55.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, we recorded a provision for credit losses of $1.6 million compared to $6 thousand for the year ended December 31, 2024, primarily due to the increase in total loans receivable for the year ended December 31, 2025. Noninterest income totaled $3.6 million for the year ended December 31, 2025, an increase of $1.1 million, or 44%, compared to $2.5 million for 2024, which was primarily driven by income received from our minority investment in ACM totaling $1.2 million for the year ended December 31, 2025.
Noninterest expense was $37.6 million and $35.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1.8 million, or 5%. The increase in noninterest expense was primarily a result of an increase in salaries and benefits expense, which increased $1.4 million due to the filling of open positions and market adjustments to existing positions along with an increase in the incentive compensation expense for 2025.
The return on average assets for the years ended December 31, 2025 and 2024 was 0.99% and 0.69%, respectively. The return on average equity for the years ended December 31, 2025 and 2024 was 8.99% and 6.64%, respectively.

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2025 and 2024.
Average Balances and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,000,330	$51,836	5.18%	$1,076,027	$55,116	5.12%
Commercial and industrial	347,464	27,796	8.00%	262,844	21,099	8.03%
Commercial construction	168,747	12,112	7.18%	165,134	12,044	7.29%
Consumer real estate	307,653	14,644	4.76%	341,843	16,616	4.86%
Warehouse facilities	31,638	1,987	6.28%	17,408	1,284	7.38%
Consumer nonresidential	6,545	537	8.20%	6,214	509	8.19%
Total loans(1)	1,862,377	108,912	5.85%	1,869,470	106,668	5.71%

Investment securities(2)	194,232	4,104	2.11%	208,406	4,351	2.09%
Interest-bearing deposits at other financial institutions	124,682	5,381	4.32%	44,360	2,293	5.17%
Total interest‑earning assets and interest income	$2,181,291	$118,397	5.43%	$2,122,236	$113,312	5.34%

Noninterest‑earning assets:
Cash and due from banks	12,167			7,474
Premises and equipment, net	778			930
Accrued interest and other assets	55,241			64,310
Allowance for credit losses	(18,180)			(18,963)
Total assets	$2,231,297			$2,175,987

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$683,069	$21,329	3.12%	$571,432	$19,526	3.42%
Savings and money markets	347,461	11,357	3.27%	344,272	12,384	3.60%
Time deposits	268,621	10,884	4.05%	275,288	11,979	4.35%
Wholesale deposits	242,109	8,456	3.49%	263,664	9,317	3.53%
Total interest ‑ bearing deposits	1,541,260	52,026	3.38%	1,454,656	53,206	3.66%

Other borrowed funds	39,193	1,468	3.75%	79,874	3,490	4.37%
Subordinated notes, net of issuance costs	18,721	1,134	6.06%	19,613	1,027	5.23%
Total interest‑bearing liabilities and interest expense	$1,599,174	$54,628	3.42%	$1,554,143	$57,723	3.71%
Noninterest‑bearing liabilities:
Demand deposits	363,764			368,591
Other liabilities	23,021			26,408
Common stockholders' equity	245,338			226,845
Total liabilities and stockholders' equity	$2,231,297			$2,175,987
Net interest income and net interest margin		$63,769	2.92%		$55,589	2.62%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $2.3 million and $1.9 million for the year ended December 31, 2025 and 2024, respectively.

(2)The average balances for investment securities includes restricted stock.
The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the years ended December 31, 2025 and 2024.
Rate and Volume Analysis
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025 Compared to 2024
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(3,877)	$597	$(3,280)
Commercial and industrial	6,792	(95)	6,697
Commercial construction	264	(196)	68
Consumer residential	(1,662)	(310)	(1,972)
Warehouse facilities	1,049	(346)	703
Consumer nonresidential	27	1	28
Total loans(1)	$2,593	$(349)	$2,244

Investment securities	$(296)	$49	$(247)
Deposits at other financial institutions and federal funds sold	4,152	(1,064)	3,088

Total interest income	$6,449	$(1,364)	$5,085

Interest expense:

Interest - bearing deposits:
Interest checking	$3,816	$(2,012)	$1,804
Savings and money markets	115	(1,142)	(1,027)
Time deposits	(290)	(805)	(1,095)
Wholesale deposits	(762)	(99)	(861)
Total interest - bearing deposits	$2,879	$(4,058)	$(1,179)

Other borrowed funds	(1,778)	(245)	(2,023)
Subordinated notes, net of issuance costs	(47)	154	107
Total interest expense	$1,054	$(4,149)	$(3,095)

Net interest income	$5,395	$2,785	$8,180
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the years presented.

Net interest income for the year ended December 31, 2025 was $63.8 million compared to $55.6 million for the year ended December 31, 2024, an increase of $8.2 million, or 15%. The increase in net interest income was primarily due to an increase in interest income, which increased $5.1 million, or 4%, to $118.4 million for the year ended December 31, 2025 as compared to $113.3 million for the same period of 2024. Additionally, a decrease in interest expense of $3.1 million, or 5%, for the year ended December 31, 2025 as compared to 2024, also contributed to the growth in net interest income.
Our net interest margin for the years ended December 31, 2025 and 2024 was 2.92% and 2.62%, respectively, an increase of 30 basis points, or 11%. The increase in our net interest margin was primarily a result of a decrease in the cost of our interest-bearing liabilities, which decreased 29 basis points for the year ended December 31, 2025 when compared to the same period of 2024, as we reduced the cost of our deposits simultaneously with federal funds rate decisions. In addition, the yield on our interest-earning assets increased 9 basis points to 5.43% for the year ended December 31, 2025, compared to 5.34% for the same period of 2024. Our cost of funds decreased 22 basis points to 2.78% for the year ended December 31, 2025, from 3.00% for the year ended December 31, 2024, which was primarily attributable to the repricing of our interest-bearing deposits to lower interest rates during 2025. Cost of deposits (which includes noninterest-bearing deposits) decreased 19 basis points to 2.73% for the year ended December 31, 2025, compared to 2.92% for the same period of 2024.
Average interest-earning assets increased $59.1 million, or 3%, to $2.18 billion at December 31, 2025 compared to $2.12 billion at December 31, 2024. This increase was primarily related to an increase in interest-bearing deposits held at other financial institutions, which consisted primarily of excess cash reserves maintained at the Federal Reserve. This increase in our average volume was the main driver to the increase in interest income, as average interest-bearing deposits held at other financial institutions increased $80.3 million for the year ended December 31, 2025 when compared to the same period of 2024. Interest income from deposits held at other financial institutions increased $3.1 million to $5.4 million for the year ended December 31, 2025 compared to $2.3 million for the year ended December 31, 2024. Average volume contributed $4.2 million in interest income, while the decrease in the average rate decreased interest income by $1.1 million. The yield on average interest-earning deposits decreased 85 basis points to 4.32% for the year ended December 31, 2025, primarily as a result of the Federal Reserve's Federal Open Market Committee ("FOMC") decision to decrease its targeted federal funds rate beginning September 2024.
Average loans receivable slightly decreased $7.1 million to $1.86 billion for the year ended December 31, 2025, compared to $1.87 billion for the year ended December 31, 2024. The yield on average loans increased 14 basis points to 5.85% for the year ended December 31, 2025. The increase in our average loan yields was primarily a result of originating new loans at higher interest rates and the increase in the volume of commercial and industrial loans. The average volume of loan originations contributed $2.6 million in interest income, while the decrease in the average rate reduced interest income by only $349 thousand. The average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin for 2025 and 2024.
Average investment securities decreased $14.2 million to $194.2 million for the year ended December 31, 2025, compared to $208.4 million for the year ended December 31, 2024. The decrease in average investment securities was primarily a result of principal repayments that occurred during 2025. The yield on average investment securities increased 2 basis points to 2.11% for the year ended December 31, 2025.
Total average interest-bearing liabilities increased $45.0 million to $1.60 billion at December 31, 2025 compared to $1.55 billion at December 31, 2024. Conversely, interest expense decreased $3.1 million to $54.6 million for the year ended December 31, 2025 compared to $57.7 million for the year ended December 31, 2024. The average rate on interest-bearing liabilities decreased 29 basis points to 3.42% for the year ended December 31, 2025 compared to 3.71% for the year ended December 31, 2024. The decrease in the average rate significantly reduced interest expense by $4.1 million during 2025, as average volume increased interest expense by $1.1 million.
Total average interest-bearing deposits increased $86.6 million to $1.54 billion at December 31, 2025 compared to $1.45 billion at December 31, 2024. Interest expense on deposits decreased $1.2 million to $52.0 million for the year ended December 31, 2025 compared to $53.2 million for the year ended December 31, 2024, primarily as a result of the decrease in interest rates in 2025, which decreased the cost of interest-bearing deposits 28 basis points to 3.38% for the year ended December 31, 2025, compared to 3.66% for the year ended December 31, 2024. Average noninterest-bearing deposits decreased $4.8 million, or 1%, to $363.8 million at December 31, 2025, compared to $368.6 million at

December 31, 2024. Competition for deposits along with high interest rates resulted in customers' movement of excess funds from noninterest-bearing into interest-bearing deposit products. Average interest checking deposits increased $111.6 million to $683.1 million for the year ended December 31, 2025 compared to $571.4 million for the year ended December 31, 2024. Average savings and money market deposits increased $3.2 million to $347.5 million for the year ended December 31, 2025 compared to $344.3 million for the year ended December 31, 2024. Average time deposits decreased $6.7 million to $268.6 million for the year ended December 31, 2025 compared to $275.3 million for the year ended December 31, 2024. Average wholesale deposits decreased $21.6 million to $242.1 million for the year ended December 31, 2025 compared to $263.7 million for the year ended December 31, 2024.
Average other borrowed funds decreased $40.7 million to $39.2 million for the year ended December 31, 2025, compared to $79.9 million for the year ended December 31, 2024. Interest expense on other borrowed funds decreased $2.0 million for the year ended December 31, 2025 to $1.5 million compared to $3.5 million for the same period of 2024. The cost of other borrowed funds decreased 62 basis points to 3.75% for the year ended December 31, 2025 compared to 4.37% for the year ended December 31, 2024.
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
We recorded a provision for credit losses totaling $1.6 million and $6 thousand for the years ended December 31, 2025 and 2024, respectively. The allowance for credit losses was $18.9 million and $18.1 million at December 31, 2025 and 2024, respectively. Our allowance for credit losses on loans as a percent of total loans, net of deferred fees and costs, was 0.97% at each of December 31, 2025 and 2024.
We lend to well-established and relationship-driven borrowers which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of interest rates on our adjustable loans as the industry navigates through this economic cycle of increased inflation and higher interest rates. Nonperforming loans at December 31, 2025 totaled $10.9 million, or 0.48% of total assets, compared to $12.9 million, or 0.58%, of total assets at December 31, 2024. We had no other real estate owned at December 31, 2025 and 2024, respectively. We recorded net charge-offs of $871 thousand and $840 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the years ended December 31, 2025 and 2024.
Noninterest Income
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	Change from Prior Year
			Amount	Percent
Service charges on deposit accounts	$1,248	$1,126	$122	10.8%
Fees on loans	220	185	35	18.9%
BOLI income	289	397	(108)	(27.2)%
Income from minority membership interest	1,247	376	871	231.6%
Gain on termination of derivative instruments	91	—	91	100.0%
Other fee income	542	450	92	20.4%
Total noninterest income	$3,637	$2,534	$1,103	43.5%

Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our BOLI policies, and other fee income, and continues to supplement our operating results. For the year ended December 31, 2025, we recorded noninterest income of $3.6 million compared to a income of $2.5 million for same period of 2024.
We recorded income from our minority membership interests totaling $1.2 million and $376 thousand for the years ended December 31, 2025 and 2024, respectively. This income is primarily attributable to our membership interest in ACM. The increase in earnings at ACM is a direct result of continued success in executing their strategic growth and geographic diversification initiatives, resulting in a 19% increase in loan originations for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Fee income from loans was $220 thousand for the year ended December 31, 2025, compared to $185 thousand for the same period of 2024. Service charges on deposits were $1.2 million for the year ended December 31, 2025, compared to $1.1 million for the same period of 2024, an increase of $122 thousand, or 11%. Income from BOLI decreased to $289 thousand for the year ended December 31, 2025 compared to $397 thousand for same period of 2024, a direct result of the BOLI policies we surrendered during the first quarter of 2024.

Noninterest Expense
The following table reflects the components of noninterest expense for the years ended December 31, 2025 and 2024.
Noninterest Expense
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025	2024	Change from Prior Year
			Amount	Percent
Salaries and employee benefits	$20,125	$18,752	$1,373	7.3%
Occupancy expense	2,108	2,027	81	4.0%
Internet banking and software expense	3,451	2,990	461	15.4%
Data processing and network administration	2,236	2,719	(483)	(17.8)%
State franchise taxes	2,344	2,358	(14)	(0.6)%
Audit, legal and consulting fees	1,147	927	220	23.7%
Loan related expenses	1,084	899	185	20.6%
FDIC insurance	1,098	1,321	(223)	(16.9)%
Marketing, business development and advertising	796	969	(173)	(17.9)%
Director fees	630	637	(7)	(1.1)%
Postage, courier and telephone	194	190	4	2.1%
Dues, memberships & publications	528	215	313	145.6%
Bank insurance	312	384	(72)	(18.8)%
Printing and supplies	132	111	21	18.9%
Bank charges	205	166	39	23.5%
State assessments	228	226	2	0.9%
Core deposit intangible amortization	125	165	(40)	(24.2)%
Other operating expenses	827	764	63	8.2%
Total noninterest expense	$37,570	$35,820	$1,750	4.9%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $37.6 million and $35.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of $1.8 million, or less than 5%.
Salaries and benefits expense increased $1.4 million to $20.1 million for the year ended December 31, 2025 compared to $18.8 million for the same period in 2024, which increase was due to the filling of open positions and market adjustments to existing positions along with an increase in the incentive compensation expense for 2025. Internet banking and software expense increased $461 thousand to $3.5 million for the year ended December 31, 2025, compared to $3.0 million for the same period of 2024, a result of the implementation of enhanced customer software solutions during 2025, which was offset by a decrease in data processing expenses totaling $483 thousand through negotiated contract renewals with certain service providers for the Bank completed in early 2025.
For the year ended December 31, 2025 and 2024, the provision for income taxes was $6.2 million and $7.2 million, respectively. The provision for income taxes for the year ended December 31, 2024 includes additional statutory income tax expense of $1.6 million and tax penalties of $722 thousand related to the above mentioned surrender of our BOLI policies. Our effective tax rate for December 31, 2025 was 21.9%. For the year ended December 31, 2024, excluding the additional income taxes and penalties associated with our BOLI surrender, our effective tax rate was 22.0%.

Discussion and Analysis of Financial Condition
Overview
At December 31, 2025, total assets were $2.29 billion, an increase of $93.3 million, from $2.20 billion at December 31, 2024. Total loans, net of fees, increased $71.0 million, or 4%, to $1.94 billion at December 31, 2025 from $1.87 billion at December 31, 2024. Investment securities were $153.4 million at December 31, 2025, a decrease of $3.3 million, from $156.7 million at December 31, 2024. Total deposits increased $126.7 million, or 7%, to $2.00 billion at December 31, 2025, from $1.87 billion at December 31, 2024. From time to time, we may utilize funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at December 31, 2025 and 2024. The Bank had no FHLB advances outstanding at December 31, 2025 compared to $50.0 million at December 31, 2024. Subordinated debt, net of unamortized issuance costs, totaled $18.8 million and $18.7 million at December 31, 2025 and 2024, respectively.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.94 billion at December 31, 2025 and $1.87 billion at December 31, 2024, an increase of $71.0 million, or 4%.
Commercial real estate loans totaled $1.03 billion and $1.04 billion at December 31, 2025 and 2024, respectively, and were approximately 53% and 56% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $266.3 million at December 31, 2025 compared to $188.2 million at December 31, 2024. Nonowner-occupied commercial real estate loans were $766.3 million at December 31, 2025 compared to $850.1 million at December 31, 2024. Commercial construction loans totaled $153.0 million at December 31, 2025, compared to $162.4 million at December 31, 2024 and comprised of 8% and 9% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 313% of our total risk-based capital at December 31, 2025. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $116.7 million to $453.4 million at December 31, 2025, an increase of 35%, from $336.7 million at December 31, 2024. The increase in commercial and industrial loans was a result of an increase in loan originations during 2025 in addition to an increase in the our warehouse lending facility which totaled
$30.0 million at December 31, 2025 compared to $22.4 million at December 31, 2024. Consumer residential loans decreased $28.3 million to $297.0 million at December 31, 2025, from $325.3 million at December 31, 2024. The decrease in residential loans was primarily a result of principal repayments during 2025.

The following table sets forth the repricing characteristics and sensitivity to interest rate changes to the outstanding principal balance of our loan portfolio at December 31, 2025.
Loan Maturities and Interest Rate Sensitivity
At December 31, 2025
(Dollars in thousands)

	One Year or Less	Between One and Five Years	Between Five and Fifteen Years	After Fifteen Years	Total
Commercial real estate	$174,578	$677,472	$180,028	$571	$1,032,649
Commercial and industrial	300,984	108,268	43,941	200	453,393
Commercial construction	114,430	34,502	3,956	118	153,006
Consumer residential	52,664	86,427	19,365	138,562	297,018
Consumer nonresidential	4,589	419	192	17	5,217
Total loans receivable	$647,245	$907,088	$247,482	$139,468	$1,941,283
Fixed—rate loans	$122,809	$614,878	$242,647	$139,468	$1,119,802
Floating—rate loans	524,436	292,210	4,835	—	821,481
Total loans receivable	$647,245	$907,088	$247,482	$139,468	$1,941,283
________________________
*Payments due by period are based on the repricing characteristics and not contractual maturities.

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $10.7 million and $12.9 million at December 31, 2025 and 2024, respectively, a decrease of $2.2 million. The decrease in nonperforming loans at December 31, 2025 is primarily a result of the payoff of three loans totaling $520 thousand, one loan upgraded to pass totaling $382 thousand, and a decrease in loans past due 90 days or more and still accruing totaling $861 thousand. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. For each of our criticized assets, we individually evaluate each loan, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $1.1 million and $468 thousand at December 31, 2025 and 2024, respectively. Our ratio of nonperforming loans to total assets was 0.47% and 0.58% at December 31, 2025 and 2024, respectively. We had no other real estate owned and there were no loan modifications for borrowers who were experiencing financial difficulty during the year ended December 31, 2025.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. At December 31, 2025, we had $47.7 million in loans identified as special mention, an increase of $44.4 million from December 31, 2024. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated. The increase from December 31, 2024 was a result of five loans downgraded to special mention during 2025. Four of these loans are commercial real estate loans, with collateral in retail, mixed-use and multifamily, each located in Washington, D.C. Three of the four loans have executed listing agreements are currently either listed for sale or are in the process thereof. The Company expects that some of these properties will close prior to the end of the second quarter of 2026. These loans are well-secured with updated valuations as of December 31, 2025, and are not individually impaired. We believe there will be satisfactory resolution to each of these loans.
At December 31, 2025, we had $10.2 million in loans identified as substandard, a decrease of $1.0 million from December 31, 2024. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an individual analysis is completed. At

December 31, 2025, reserves for individually assessed loans totaled $1.1 million and were allocated within the allowance for credit losses to supplement any shortfall of collateral.
At December 31, 2024, we downgraded a non-owner occupied commercial real estate loan to substandard and placed it on nonaccrual as a result of its past due status and recent poor payment history. During the assessment of our ACL for December 31, 2025, we received an updated valuation of the collateral associated with this loan, which caused its specific reserve to increase $646 thousand to $1.1 million from the prior year end.
We recorded net charge-offs of $871 thousand and $840 thousand for the years ended December 31, 2025 and 2024, respectively. Net charge-offs to average loans were 0.05% and 0.04% for the years ended December 31, 2025 and 2024, respectively. Net charge-offs for the year ended December 31, 2025 were primarily comprised of two unsecured small business loans. Each loan relationship had specific circumstances that are not indicative of any systemic issues within the Company’s loan portfolio.
The following tables provide additional information on our asset quality at the dates presented.
Nonperforming Loans and Assets
At December 31, 2025 and 2024
(Dollars in thousands)

	December 31, 2025	December 31, 2024
Nonperforming assets:
Nonaccrual loans, gross	$10,168	$11,241
Loans contractually past‑due 90 days or more and still accruing	545	1,619
Total nonperforming loans (NPLs)	$10,713	$12,860
Total nonperforming assets (NPAs)	$10,713	$12,860

NPLs/Total Assets	0.47%	0.58%
NPAs/Total Assets	0.47%	0.58%
Allowance for credit losses on loans/NPLs	172.86%	140.97%
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.03 billion, or 53% of total loans, at December 31, 2025 and $1.04 billion, or 56% of total loans, at December 31, 2024. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $149.2 million, or 8% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $1.0 million, or 0.05% of total loans, located in Washington, D.C. Loans secured by retail properties totaled $215.5 million, or 11% of total loans, at December 31, 2025, with $8.9 million, or less than 0.46% of total loans, located in Washington, D.C. Loans secured by multi-family commercial properties totaled $179.5 million, or 9% of total loans, at December 31, 2025, with $98.7 million, or 5% of total loans, located in Washington, D.C.
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at December 31, 2025 (dollars in thousands).

Owner Occupied Commercial Real Estate				Non-Owner Occupied Commercial Real Estate				Construction		Total CRE
Asset Class	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Average Loan-to-Value (1)	Number of Total Loans	Bank Owned Principal (2)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (2)	Total Bank Owned Principal (2)	% of Total Loans
Office, Class A	67%	7	$40,532	17%	1	$2,894	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$43,426
Office, Class B	49%	23	8,232	44%	22	44,776		—	—	53,008
Office, Class C	46%	9	5,081	30%	7	7,568		2	942	13,591
Office, Medical	33%	7	971	43%	5	24,616		1	13,583	39,170
Subtotal		46	$54,816		35	$79,854		3	$14,525	$149,195	8%

Retail- Neighborhood/Community Shop		—	$—	43%	32	$91,965	Counties of Prince George's and Baltimore, MD and Fairfax County, VA	—	$—	$91,965
Retail- Restaurant	53%	4	4,331	40%	11	20,446		—	—	24,777
Retail- Single Tenant	54%	5	1,823	42%	14	27,143		—	—	28,966
Retail- Anchored,Other		0	—	51%	12	33,359		—	—	33,359
Retail- Grocery-anchored		—	—	40%	6	36,446		—	—	36,446
Subtotal		9	$6,154		75	$209,359		—	$—	$215,513	11%

Multi-family, Class A		—	$—	30%	2	$1,425	Washington, D.C., Baltimore City, MD and Richmond City, VA	2	$33,087	$34,512
Multi-family, Class B		—	—	61%	18	63,092		—	—	63,092
Multi-family, Class C		—	—	53%	58	71,598		1	982	72,580
Multi-Family-Affordable Housing		—	—	36%	3	9,321		—	—	9,321
Subtotal		—	$—		81	$145,436		3	$34,069	$179,505	9%

Industrial	47%	38	$124,217	53%	29	$114,780	Counties of Prince William and Fairfax, VA and Howard County, MD	—	$—	$238,997
Warehouse	50%	8	6,951	27%	7	8,907		—	—	15,858
Flex	49%	12	10,350	52%	13	54,939		2	—	65,289
Subtotal		58	$141,518		49	$178,626		2	$—	$320,144	16%

Hotels			$—	40%	7	$35,383		1	$7,635	$43,018	2%
Mixed Use	44%	8	6,719	59%	27	44,965		—	—	51,684	3%

Land	66%		1,680	1%	2	605		19	33,572	35,857	2%
1- 4 family construction			—			—		14	48,406	48,406	2%
Other (including net deferred fees)			55,430			72,104			14,799	142,333	7%
Total commercial real estate and construction loans, net of fees, at December 31, 2025			$266,317			$766,332			$153,006	$1,185,655	61%
Total commercial real estate and construction loans, net of fees, at December 31, 2024			$188,182			$850,125			$162,367	$1,200,674	64%
_________________________
(1).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(2).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
The loans shown in the above table exhibit strong credit quality, with one classified delinquency at December 31, 2025 totaling $10.2 million. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
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
Allowance for Credit Losses on Loans
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025		2024
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	(873)	(0.05)%	(747)	(0.04)%
Consumer residential	—	—%	(121)	(0.01)%
Consumer nonresidential	2	—%	28	—%
Total	$(871)	(0.05)%	$(840)	(0.04)%
Average loans outstanding during the period	$1,862,377		$1,869,470

			December 31,
			2025	2024
Allowance for credit losses on loans receivable, net of fees			0.97%	0.97%
Allocation of the Allowance for Credit Losses on Loans
At December 31, 2025 and 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,236	48.90%	$9,434	52.04%
Commercial and industrial	4,523	23.95%	3,139	17.31%
Commercial construction	1,940	10.27%	1,713	9.45%
Consumer residential	3,054	16.17%	3,775	20.82%
Consumer nonresidential	133	0.70%	68	0.38%
Total allowance for credit losses	$18,886	100.00%	$18,129	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of December 31, 2025 and 2024 totaled $265 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $153.2 million at December 31, 2025, a decrease of $3.3 million, or 2%, from $156.5 million at December 31, 2024, primarily due to principal repayments, calls and maturities of $16.3 million, offset by new purchases of $2.9 million, and an increase in the market value of the investment securities portfolio totaling $10.2 million at December 31, 2025.
At December 31, 2025 and 2024, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio is 5.25 years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $19.4 million and $55.1 million at December 31, 2025 and 2024, respectively. There were no investment securities that were pledged to secure FRB borrowings at December 31, 2025 and December 31, 2024, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of December 31, 2025, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance for credit losses was recognized for our investment securities portfolio as of December 31, 2025.
We hold restricted investments in equities of the FRB and FHLB. At December 31, 2025, we owned $3.6 million in FRB stock and $1.7 million in FHLB stock. At December 31, 2024, we owned $4.1 million in FRB stock and $4.0 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at December 31, 2025 and 2024.
Investment Securities by Stated Yields
At December 31, 2025 and 2024

	At December 31, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.59	—	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.12	3.60	—	4.55
Mortgaged‑backed securities	—	4.41	4.52	1.61	1.70
Total available‑for‑sale securities	—%	3.30%	3.79%	1.62%	1.95%
Total investment securities	—%	3.29%	3.79%	1.62%	1.95%

	At December 31, 2024
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—	1.75	1.55	—	1.59
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.26	4.01	—	4.50
Mortgaged‑backed securities	—	2.09	4.31	1.59	1.63
Total available‑for‑sale securities	—%	5.19%	3.34%	1.59%	1.92%
Total investment securities	—%	5.01%	3.34%	1.59%	1.92%

Deposits and Other Borrowed Funds
The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31, 2025 and 2024.
Average Deposit Balances
Years Ended December 31, 2025 and 2024

(Dollars in thousands)	December 31, 2025		December 31, 2024
Noninterest-bearing demand	$363,764	19.09%	$368,591	20.22%
Interest-bearing deposits
Interest checking	683,069	35.86%	571,432	31.34%
Savings and money markets	347,461	18.24%	344,272	18.88%
Certificate of deposits, $100,000 to $249,999	108,172	5.68%	70,024	3.84%
Certificate of deposits, $250,000 or more	160,449	8.42%	205,264	11.26%
Wholesale deposits	242,109	12.71%	263,664	14.46%
Total	$1,905,024	100.00%	$1,823,247	100.00%
Total deposits increased $126.7 million, or 7%, to $2.00 billion at December 31, 2025 from $1.87 billion at December 31, 2024. Noninterest-bearing deposits were $363.2 million at December 31, 2025, or 18.2% of total deposits. Core deposits, which exclude wholesale deposits, increased $91.6 million, or 6%, to $1.71 billion at December 31, 2025, compared to $1.62 billion at December 31, 2024. Interest checking increased $117.2 million, or 19%, to $741.0 million at December 31, 2025 compared to $623.8 million at December 31, 2024. Savings and money market deposits decreased $52.0 million, or 14%, to $331.0 million at December 31, 2025 compared to $383.1 million at December 31, 2024. Time deposits increased $28.9 million, or 12%, to $277.0 million at December 31, 2025 from $248.2 million at December 31, 2024.
Wholesale deposits were $285.0 million at December 31, 2025 compared to $249.9 million at December 31, 2024, an increase of $35.1 million, or 14%. Wholesale deposits increased during 2025 as we paid off an FHLB advance totaling $50 million using excess liquidity and issued $35 million in wholesale deposits. Wholesale deposits are partially fixed with a weighted average rate of 3.58%, as we have previously executed $170 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize FDIC insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At December 31, 2025 and 2024, we had $291.9 million and $269.6 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of December 31, 2025, the estimated amount of total uninsured deposits (excluding collateralized deposits) was $896.3 million, or 44.9%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $697.0 million, or 34.9% of total deposits at December 31, 2025.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at December 31, 2025.
Certificates of Deposit Greater than $250,000
At December 31, 2025
(Dollars in thousands)

December 31, 2025
Three months or less	$71,628
Over three months through six months	33,302
Over six months through twelve months	21,384
Over twelve months	31,200
$157,514
We had no other borrowed funds at December 31, 2025. At December 31, 2024, we had other borrowed funds totaling $50.0 million, which were comprised only of FHLB advances. Subordinated debt, net of unamortized issuance costs, totaled $18.8 million and $18.7 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, we did not have any federal funds purchased. Our FHLB advances at December 31, 2024 had pay-fixed/receive-floating interest rate swaps to reduce our funding costs, and as such, the weighted average rate of these FHLB advances are 3.60% at December 31, 2024.
Total wholesale funding (which includes wholesale deposits and FHLB advances) decreased $15.0 million, or 5%, to $285.0 million at December 31, 2025 from $300.0 million at December 31, 2024. A portion of these funds have pay-fixed/receive-floating interest rate swaps to reduce funding costs. We terminated cash flow hedges with notional amounts of $80 million and recorded a net gain of $91 thousand (which was recorded in noninterest-income) for the year ended December 31, 2025, reducing the notional amount of our interest rate swaps to $170 million at December 31, 2025.
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
We believe that the Bank met all capital adequacy requirements to which it was subject at December 31, 2025 and 2024.
Shareholders' equity at December 31, 2025 was $253.6 million, an increase of $18.2 million, compared to $235.4 million at December 31, 2024. Net income recorded for the year ended December 31, 2025 contributed $22.1 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $3.7 million for the year ended December 31, 2025, primarily as a result of the increase in the market value of our investment securities portfolio. During 2025, we repurchased 572,310 shares of our common stock at a total cost of $6.7 million. All of these shares have been canceled and returned to the status of authorized but unissued.
Total shareholders' equity to total assets at December 31, 2025 and 2024 was 11.1% and 10.7%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at December 31, 2025 and December 31, 2024 was $13.74 and $12.52, respectively.

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
The following tables shows the minimum capital requirements and the Bank's capital position at December 31, 2025 and 2024.
Bank Capital Components
At December 31, 2025 and December 31, 2024
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2025
Total risk-based capital	$296,612	15.38%	$202,553	>	10.50%	$192,908	>	10.00%
Tier 1 risk-based capital	277,254	14.37%	163,972	>	8.50%	154,326	>	8.00%
Common equity tier 1 capital	277,254	14.37%	135,036	>	7.00%	125,390	>	6.50%
Leverage capital ratio	277,254	12.23%	90,659	>	4.00%	113,324	>	5.00%
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	>	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	>	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	>	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	>	4.00%	110,144	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At December 31, 2025 and December 31, 2024
(Dollars in thousands, except per share data)

	2025	2024
Total stockholders' equity (GAAP)	$253,600	$235,354
Less: goodwill and intangibles, net	(7,295)	(7,420)
Tangible Common Equity (non-GAAP)	$246,305	$227,934

Book value per common share (GAAP)	$14.15	$12.93
Less: intangible book value per common share	(0.41)	(0.41)
Tangible book value per common share (non-GAAP)	$13.74	$12.52

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of December 31, 2025 and 2024, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 45% and 31% of total deposits, respectively.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $280.8 million at December 31, 2025, or 12% of total assets, an increase from $247.4 million, or 11% of total assets, at December 31, 2024. At December 31, 2025 and 2024, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $19.4 million and $55.1 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At December 31, 2025
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$464,373
FRB discount window secured borrowings (2)	—	256,688
Unsecured federal fund purchase lines	—	209,196
Total	$130,000	$930,257
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
At December 31, 2025 and 2024, unused commitments to fund loans and lines of credit totaled $225.1 million and $196.7 million, respectively. Commercial and standby letters of credit totaled $9.4 million at December 31, 2025 and $25.2 million at December 31, 2024. We record a reserve for unfunded commitments based on an estimate of future draws and applying our expected loss rates on those draws. At December 31, 2025 and 2024, our reserve for unfunded commitments totaled $471 thousand and $510 thousand, respectively.
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

While we are providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While we are not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government. There is an uncertainty of the potential impact to our consolidated financial statements if the federal government should take action against us. As of December 31, 2025, we have not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers: Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6% of total deposits, and $193.6 million, or 10% of total loans, respectively. Deposit and loan balances at December 31, 2024 were approximately $100.0 million, or 5% of total deposits, and $108.3 million, or 6% of total loans, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements and Supplementary Data
FVCBankcorp, Inc. and Subsidiary
Fairfax, Virginia
CONSOLIDATED FINANCIAL REPORT
December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FVCBankcorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of FVCBankcorp, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Loans
As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected lifetime credit losses on loans measured at amortized cost. Loans sharing common risk characteristics are pooled and collectively evaluated by the Company using a cash flow model which includes loan-level cash flow projections based on pool-level assumptions and incorporates a reasonable and supportable forecast. Cash flow assumptions are derived from historical loss data of peers and internal loan level data for estimates of prepayments. The ACL on collectively evaluated loans also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the cash flow model. Management has provided qualitative allocations for changes in economic conditions, the nature and volume of the loan portfolio and the existence and effect of concentrations of credit. The Company’s estimate of credit losses for collectively evaluated loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Company’s ACL related to collectively evaluated loans represented $17.8 million of the total recorded ACL of $18.9 million as of December 31, 2025.

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
•Testing the design and operating effectiveness of internal controls over the ACL calculation related to the completeness and accuracy of data, the review of data inputs and assumptions, and the reasonableness of significant assumptions and judgments applied.
•Substantively testing management’s process for measuring the collectively evaluated ACL, including:
◦Evaluating the conceptual soundness of the Company’s model and related accounting policies.
◦Testing the incorporation of reasonable and supportable forecasts in the collectively evaluated ACL estimate.
◦Testing the accuracy of key inputs, assumptions, and calculations used to determine the ACL for collectively evaluated loans, including the calculations underlying the cash flow model as well as application of qualitative factors to the collectively evaluated loan balances.
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
March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FVCBankcorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited FVCBankcorp, Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 16, 2026, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
March 16, 2026

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
December 31, 2025 and 2024
(In thousands, except share and per share data)

			December 31, 2025	December 31, 2024
Assets
Cash and due from banks			$5,684	$8,161
Interest-bearing deposits at other financial institutions			121,947	82,789
Securities held-to-maturity (fair value of $262 thousand and $256 thousand at December 31, 2025 and 2024, respectively), net of allowance for credit losses of $0 and $0 at December 31, 2025 and 2024, respectively			265	265
Securities available-for-sale, at fair value			153,159	156,475
Restricted stock, at cost			5,446	8,186
Loans, net of allowance for credit losses of $18.9 million and $18.1 million at December 31, 2025 and 2024, respectively			1,922,397	1,852,106
Premises and equipment, net			693	858
Accrued interest receivable			10,277	10,315
Prepaid expenses			3,311	3,413
Deferred tax assets, net			12,251	13,273
Goodwill and intangibles, net			7,295	7,420
Bank owned life insurance			9,508	9,219
Operating lease right-of-use assets			6,062	7,124
Other assets			33,961	39,346
Total assets			$2,292,256	$2,198,950
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$363,228	$365,666
Interest-bearing checking			741,034	623,811
Savings and money market			331,048	383,087
Time deposits			277,010	248,154
Wholesale deposits			284,957	249,887
Total deposits			$1,997,277	$1,870,605

Other borrowed funds			$—	$50,000
Subordinated notes, net of issuance costs			18,750	18,695
Accrued interest payable			2,076	2,505
Operating lease liabilities			6,486	7,638
Reserves for unfunded commitments			471	510
Accrued expenses and other liabilities			13,596	13,643
Total liabilities			$2,038,656	$1,963,596

Shareholders' Equity	2025	2024
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,917,504	18,204,455	179	182
Additional paid-in capital			122,144	127,471
Retained earnings			150,857	130,967
Accumulated other comprehensive (loss), net			(19,580)	(23,266)
Total shareholders' equity			$253,600	$235,354
Total liabilities and shareholders' equity			$2,292,256	$2,198,950
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2025 and 2024
(In thousands, except per share data)

	2025	2024
Interest and Dividend Income
Interest and fees on loans	$108,912	$106,668
Interest and dividends on securities held-to-maturity	6	6
Interest and dividends on securities available-for-sale	3,648	3,734
Dividends on restricted stock	450	611
Interest on deposits at other financial institutions	5,381	2,293
Total interest and dividend income	$118,397	$113,312
Interest Expense
Interest on deposits	$52,026	$53,206
Interest on federal funds purchased	—	2
Interest on short-term debt	1,468	3,488
Interest on subordinated notes	1,134	1,027
Total interest expense	$54,628	$57,723
Net Interest Income	$63,769	$55,589
Provision for credit losses	1,589	6
Net interest income after provision for (recovery of) credit losses	$62,180	$55,583
Noninterest Income
Service charges on deposit accounts	$1,248	$1,126
BOLI income	289	397
Income from minority membership interests	1,247	376
Gain on termination of derivative instruments	91	—
Other income	762	635
Total noninterest income	$3,637	$2,534
Noninterest Expenses
Salaries and employee benefits	$20,125	$18,752
Occupancy and equipment expense	2,108	2,027
Data processing and network administration	2,236	2,719
Internet banking and software expense	3,451	2,990
State franchise taxes	2,344	2,358
FDIC insurance	1,098	1,321
Marketing, business development and advertising	796	969
Loan related expenses	1,084	899
Director's fees	630	637
Core deposit intangible amortization	125	165
Other operating expenses	3,573	2,983
Total noninterest expenses	$37,570	$35,820
Net income before income tax expense	$28,247	$22,297
Income tax expense	6,190	7,233
Net income	$22,057	$15,064
Earnings per share, basic	$1.22	$0.83
Earnings per share, diluted	$1.21	$0.82
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025 and 2024
(In thousands)

	2025	2024
Net income	$22,057	$15,064
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax of $2.3 million and net of tax of $0.3 million in 2025 and 2024, respectively.	7,794	(1,016)
Unrealized (loss) gain on interest rate swaps, net of tax of $1.2 million and net of tax of $0.5 million in 2025 and 2024, respectively.	(4,108)	1,910
Total other comprehensive income	$3,686	$894
Total comprehensive income	$25,743	$15,958
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024
(In thousands)

	2025	2024
Cash Flows From Operating Activities
Net income	$22,057	$15,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212	280
Provision for credit losses	1,589	6
Net amortization of premium of securities	189	237
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(487)	(1,384)
Gain on derivative termination	(91)	—
Income from minority membership interest	(1,247)	(376)
Amortization of subordinated debt issuance costs	55	59
Core deposits intangible amortization	125	165
Tax credits amortization	126	(150)
Equity-based compensation expense	854	789
BOLI income	(289)	(397)
Deferred income tax (benefit) expense	(29)	1,308
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	1,352	2,510
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(558)	121
Net cash provided by operating activities	$23,859	$18,232
Cash Flows From Investing Activities
Decrease in interest-bearing deposits at other financial institutions	$(39,158)	$(30,309)
Purchases of available-for-sale securities	(2,941)	(1,884)
Proceeds from sales or maturity of securities available-for-sale	—	1,000
Proceeds from repayments, calls and maturities of securities available-for-sale	16,143	14,466
Net redemption of restricted stock	2,740	1,302
Net increase in loans	(71,393)	(41,127)
Proceeds from surrender of bank-owned life insurance	—	47,774
Purchases of premises and equipment, net	(47)	(141)
Net cash used in investing activities	$(94,656)	$(8,919)
Cash Flows From Financing Activities
Net increase in non-maturing deposits	$62,746	$78,871
Net increase (decrease) in time deposits	63,926	(53,558)
Redemption of subordinated debt, net	—	(984)
Net decrease in FHLB advances	(50,000)	(35,000)
Repurchase of shares to satisfy tax withholding for stock-based compensation	(53)	(179)
Repurchases of common stock	(6,677)	—
Cash dividends paid on common stock	(2,167)	—
Common stock issuance	545	1,656
Net cash provided by (used in) financing activities	$68,320	$(9,194)
Net increase (decrease) in cash and cash equivalents	$(2,477)	$119
Cash and cash equivalents, beginning of year	8,161	8,042
Cash and cash equivalents, end of period	$5,684	$8,161
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2025 and 2024
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	17,807	$178	$125,209	$115,890	$(24,160)	$217,117
Net income	—	—	—	15,064	—	15,064
Impact of adoption of ASU 2023-02	—	—	—	13	—	13
Other comprehensive income	—	—	—	—	894	894
Common stock issuance for options exercised, net	346	4	1,652	—	—	1,656
Vesting of restricted stock grants, net	51	—	(179)	—	—	(179)
Stock-based compensation expense	—	—	789	—	—	789
Balance at December 31, 2024	18,204	$182	$127,471	$130,967	$(23,266)	$235,354
Net income	—	—	—	22,057	—	22,057
Repurchases of common stock	(572)	(6)	(6,670)	—	—	(6,676)
Other comprehensive income	—	—	—	—	3,686	3,686
Common stock issuance for options exercised, net	225	2	543	—	—	545
Vesting of restricted stock grants, net	60	1	(54)	—	—	(53)
Cash Dividends paid on common stock	—	—	—	(2,167)	—	(2,167)
Stock-based compensation expense	—	—	854	—	—	854
Balance at December 31, 2025	17,917	$179	$122,144	$150,857	$(19,580)	$253,600
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
(b)    Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and contingent liabilities, as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses on loans.
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
The Company separately evaluates its held-to-maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2025, the Company had one security classified as held-to-maturity with an amortized cost basis of $265 thousand, with the remainder of the securities portfolio held as available-for-sale.
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
No impairment was recorded for 2025 and 2024.
(i)    Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale. At the time of acquisition, these properties are recorded at fair value less estimated selling costs, with any write down charged to the ACL and any gain on foreclosure recorded in net income, establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management, and these assets are subsequently accounted for at the lower of cost or fair value less estimated selling costs. Adjustments are made for subsequent decline in the fair value of the assets less selling costs. Revenue and expenses from operations and valuation changes are charged to operating income in the year of the transaction. The Company had no other real estate owned ("OREO") at December 31, 2025 and 2024.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. The Company had no such liability recorded at December 31, 2025 and 2024. Deferred

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
(m)    Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale and cash flow hedges for 2025 and 2024, which are also recognized as separate components of equity.
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
The fair value related to forfeitures of stock options and other equity-based compensation are recorded to the income statement as they occur, reducing equity-based compensation expense in that period. Most restricted stock units vest in one-quarter increments on the anniversary date of the grant. The Company did not grant stock options in the years ended December 31, 2025 and 2024.
(p)    401(k) Plan
Employee 401(k) plan expense is the amount of matching contributions paid by the Company. The 401(k) plan expense was $427 thousand and $400 thousand for the years ended December 31, 2025 and 2024, respectively.
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
(r) Segment Reporting
The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the Company's Chief Executive Officer and the President, which are considered to be the Company's Chief Operating Decision Makers ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement lines items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy and equipment, data processing and network administration, and internet banking and software expenses.

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
(t)    Recent Accounting Pronouncements
In November 2025, the FASB issued Accounting Standards Updated ("ASU") 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The amendments in this ASU enable entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: 1) similar risk assessment for cash flow hedges, 2) hedging forecasted interest payments on choose-your-rate debt instruments, 3) cash flow hedges of nonfinancial forecasted transactions, 4) net written options as hedging instruments, and 5) foreign-currency-denominated debt instruments as hedging instruments and hedged items (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after November 25, 2025. The Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements.
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
(u)    Recently Adopted Accounting Developments
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company adopted this ASU retrospectively, which resulted in updates to disclosures which did not have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of December 31, 2025 and 2024, were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(3)	$262
Total Held-to-maturity Securities	$265	$—	$(3)	$262
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(883)	$9,116
Securities of state and local municipalities	358	—	(46)	312
Corporate bonds	16,000	—	(1,228)	14,772
SBA pass-through securities	40	—	(2)	38
Mortgage-backed securities	147,931	46	(22,657)	125,320
Collateralized mortgage obligations	4,175	—	(574)	3,601
Total Available-for-sale Securities	$178,503	$46	$(25,390)	$153,159

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(9)	$256
Total Held-to-maturity Securities	$265	$—	$(9)	$256
Available-for-sale
Securities of U.S. government and federal agencies	$9,998	$—	$(1,437)	$8,561
Securities of state and local municipalities	404	—	(55)	349
Corporate bonds	19,000	—	(1,883)	17,117
SBA pass-through securities	48	—	(3)	45
Mortgage-backed securities	158,956	—	(31,280)	127,676
Collateralized mortgage obligations	3,488	—	(761)	2,727
Total Available-for-sale Securities	$191,894	$—	$(35,419)	$156,475
No allowance for credit losses was recognized as of December 31, 2025 and 2024 related to the Company's investment portfolio.
The Company had no securities pledged to secure borrowings at December 31, 2025 and 2024, respectively. The Company had securities of $19.4 million and $55.1 million pledged to secure public deposits at December 31, 2025 and 2024, respectively.
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at December 31, 2025 and 2024, aggregated by credit quality indicator:

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Held-to-Maturity: State maturity municipal and tax exempt	December 31, 2025	December 31, 2024
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2025 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,116	$(883)	$9,116	$(883)
Securities of state and local municipalities	—	—	312	(46)	312	(46)
Corporate bonds	1,738	(12)	13,034	(1,216)	14,772	(1,228)
SBA pass-through securities	—	—	38	(2)	38	(2)
Mortgage-backed securities	—	—	121,446	(22,657)	121,446	(22,657)
Collateralized mortgage obligations	968	(14)	2,633	(560)	3,601	(574)
Total	$2,706	$(26)	$146,579	$(25,364)	$149,285	$(25,390)

Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2024 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,561	$(1,437)	$8,561	$(1,437)
Securities of state and local municipalities	—	—	349	(55)	349	(55)
Corporate bonds	645	(105)	16,472	(1,778)	17,117	(1,883)
SBA pass-through securities	—	—	45	(3)	45	(3)
Mortgage-backed securities	1,856	(28)	125,820	(31,252)	127,676	(31,280)
Collateralized mortgage obligations	—	—	2,727	(761)	2,727	(761)
Total	$2,501	$(133)	$153,974	$(35,286)	$156,475	$(35,419)
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
Corporate bonds: The unrealized losses on 11 of the investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Some of these investments do not carry a rating.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at December 31, 2025 and 2024 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	December 31, 2025
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
3 months or less	$—	$—	$—	$—
After 1 year through 5 years	265	262	13,797	12,900
After 5 years through 10 years	—	—	16,697	15,518
After 10 years	—	—	148,009	124,741
Total	$265	$262	$178,503	$153,159
For the years ended December 31, 2025 and 2024, principal repayments of securities totaled $13.2 million and $14.5 million, respectively. For the years ended December 31, 2025 and 2024, proceeds from calls and maturities of securities were $3.0 million and $1.0 million, respectively. No securities were sold during the years ended ended December 31, 2025 and 2024.
The Company has other investments in the form of restricted stock totaling $5.4 million and $8.2 million at December 31, 2025 and 2024, respectively. The following table discloses the types of investments included in other investments:

	2025	2024
Federal Reserve stock	$3,586	$4,055
FHLB stock	1,713	3,983
Community Bankers' Bank stock	122	122
Atlantic Bankers' Bank stock	25	25
Total	$5,446	$8,186

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
As a member of the Federal Reserve Bank of Richmond ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), the Company is required to hold stock in these entities. Stock membership in Community Bankers' Bank allows the Company to secure overnight funding and participate in other services offered by this institution. These investments are carried at cost since no active trading markets exist.
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at December 31, 2025 and 2024 follows:

	December 31, 2025	December 31, 2024
Commercial real estate	$1,032,649	$1,038,307
Commercial and industrial	453,393	336,662
Commercial construction	153,006	162,367
Consumer real estate	297,018	325,313
Consumer nonresidential	5,217	7,586
	$1,941,283	$1,870,235
Less:
Allowance for credit losses	18,886	18,129
Loans, net	$1,922,397	$1,852,106

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
An analysis of the allowance for credit losses as of and for the years ended December 31, 2025 and 2024 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2025
Allowance for credit losses:
Beginning Balance, January 1	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(1,078)	—	—	(10)	(1,088)
Recoveries	—	205	—	—	12	217
Provision (reversal)	(198)	2,257	227	(721)	63	1,628
Ending Balance, December 31,	$9,236	$4,523	$1,940	$3,054	$133	$18,886

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
2024
Allowance for credit losses:
Beginning Balance, January 1,	$10,174	$3,385	$1,425	$3,822	$65	$18,871
Charge-offs	—	(821)	—	(122)	(26)	(969)
Recoveries	—	74	—	1	54	129
Provision (reversal)	(740)	501	288	74	(25)	98
Ending Balance, December 31,	$9,434	$3,139	$1,713	$3,775	$68	$18,129
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,108	$—	$10,244	$—
Commercial and industrial	—	—	—	471
Commercial construction	—	—	—	—
Consumer real estate	60	—	490	—
Consumer nonresidential	—	—	—	—
Total	$10,168	$—	$10,734	$471
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the year ended December 31, 2025, were as follows:

	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$331,256	$118,295	$198,668	$62,679	$11,866	$133,341	$150,610	$—	$1,006,715
Special mention	6,433	9,392	—	—	—	—	—	—	15,825
Substandard	—	—	10,109	—	—	—	—	—	10,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$337,689	$127,687	$208,777	$62,679	$11,866	$133,341	$150,610	$—	$1,032,649
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$40,547	$3,649	$21,939	$28,772	$81,760	$101,387	$175,338	$—	$453,392
Special mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$40,547	$3,649	$21,939	$28,772	$81,760	$101,387	$175,339	$—	$453,393
Gross Charge-offs	$—	$—	$—	$(946)	$(50)	$(82)	$—	$—	$(1,078)
Commercial Construction
Grade:
Pass	$11,223	$6,730	$—	$—	$—	$1,653	$102,099	$—	$121,705
Special mention	—	—	—	—	—	—	31,301	—	31,301
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,223	$6,730	$—	$—	$—	$1,653	$133,400	$—	$153,006
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$34,027	$25,007	$164,889	$38,653	$363	$8,990	$24,484	$—	$296,413
Special mention	—	—	545	—	—	—	—	—	545
Substandard	60	—	—	—	—	—	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,087	$25,007	$165,434	$38,653	$363	$8,990	$24,484	$—	$297,018
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$436	$—	$8	$68	$90	$86	$4,529	$—	$5,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$436	$—	$8	$68	$90	$86	$4,529	$—	$5,217
Gross Charge-offs	$(10)	$—	$—	$—	$—	$—	$—	$—	$(10)
Total Recorded Investment	$423,982	$163,073	$396,158	$130,172	$94,079	$245,457	$488,362	$—	$1,941,283
Total Gross Charge-Offs	$(10)	$—	$—	$(946)	$(50)	$(82)	$—	$—	$(1,088)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the year ended December 31, 2024, were as follows:

	Prior	2020	2021	2022	2023	2024	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$377,345	$68,364	$134,808	$207,568	$70,488	$13,027	$153,448	$—	$1,025,048
Special mention	2,385	—	—	—	630	—	—	—	3,015
Substandard	—	—	—	10,244	—	—	—	—	10,244
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,730	$68,364	$134,808	$217,812	$71,118	$13,027	$153,448	$—	$1,038,307
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$27,989	$2,033	$7,938	$26,557	$35,381	$111,507	$124,786	$—	$336,191
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	424	—	47	—	471
Doubtful	—	—	—	—	—	—	—	—	—
Total	$27,989	$2,033	$7,938	$26,557	$35,805	$111,507	$124,833	$—	$336,662
Charge-offs	$—	$(186)	$—	$(635)	$—	$—	$—	$—	$(821)
Commercial Construction
Grade:
Pass	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,267	$—	$6,098	$—	$—	$—	$148,002	$—	$162,367
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$38,023	$4,621	$27,154	$178,257	$47,005	$571	$28,925	$—	$324,556
Special mention	—	—	—	—	—	—	266	—	266
Substandard	108	—	—	—	—	—	383	—	491
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,131	$4,621	$27,154	$178,257	$47,005	$571	$29,574	$—	$325,313
Charge-offs	$(122)	$—	$—	$—	$—	$—	$—	$—	$(122)
Consumer Nonresidential
Grade:
Pass	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$536	$1	$1	$25	$101	$120	$6,802	$—	$7,586
Charge-offs	$(23)	$(1)	$—	$—	$—	$(2)	$—	$—	$(26)
Total Recorded Investment	$454,653	$75,019	$175,999	$422,651	$154,029	$125,225	$462,659	$—	$1,870,235
Total Charge-offs	$(145)	$(187)	$—	$(635)	$—	$(2)	$—	$—	$(969)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Grade:
Pass	$1,883,443	$1,855,748
Special mention	47,672	3,281
Substandard	10,168	11,206
Doubtful	—	—
Total Recorded Investment	1,941,283	1,870,235
Charge-offs	(1,088)	(969)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At December 31, 2025, the Company had $47.7 million in loans identified as special mention, an increase from $3.3 million at December 31, 2024. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At December 31, 2025, the Company had $10.2 million in loans identified as substandard, a decrease of $1.0 million from $11.2 million at December 31, 2024. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At December 31, 2025, an individually assessed allowance for credit losses totaling $1.1 million has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at December 31, 2025 and 2024:

	Accruing
As of December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$—	$—	$1,022,541	$10,108	$1,032,649
Commercial and industrial	120	—	—	120	453,273	—	453,393
Commercial construction	—	3,421	—	3,421	149,585	—	153,006
Consumer real estate	2,986	972	534	4,492	292,466	60	297,018
Consumer nonresidential	5	5	—	10	5,207	—	5,217
Total	$3,111	$4,398	$534	$8,043	$1,923,072	$10,168	$1,941,283

	Accruing
As of December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,300	$—	$214	$1,514	$1,026,513	$10,280	$1,038,307
Commercial and industrial	50	—	—	50	336,140	472	336,662
Commercial construction	—	—	—	—	162,367	—	162,367
Consumer real estate	4,764	752	1,405	6,921	317,903	489	325,313
Consumer nonresidential	2	—	—	2	7,584	—	7,586
Total	$6,116	$752	$1,619	$8,487	$1,850,507	$11,241	$1,870,235
The following presents nonaccrual loans as of December 31, 2025 and 2024 and interest income recognized for those year to date periods:

As of December 31, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,108	$10,108	$177
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	60	—	60	3
Consumer nonresidential	—	—	—	—
Total	$60	$10,108	$10,168	$180

As of December 31, 2024	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,280	$10,280	$379
Commercial and industrial	472	—	472	40
Commercial construction	—	—	—	—
Consumer real estate	489	—	489	55
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$11,241	$474
There was one consumer mortgage loan totaling $60 thousand secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2025. There were two consumer mortgage loans totaling $107 thousand secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $103 thousand and $32 thousand at December 31, 2025 and 2024, respectively, which have been reclassified from deposits to loans. At December 31, 2025 and 2024, loans with a carrying value of $444.2 million and $493.1 million, respectively, were pledged to the FHLB.
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
There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the years ended December 31, 2025, and 2024, respectively.
As of December 31, 2025, the reserve for unfunded commitments decreased to $471 thousand from $510 thousand at December 31, 2024.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Year Ended
	December 31, 2025	December 31, 2024
Provision for credit losses - loans	$1,628	$98
Provision for (reversal of) credit losses - unfunded commitments	(39)	(92)
Total provision for credit losses	$1,589	$6

Note 4. Goodwill and Intangibles
As a result of the Company's past acquisitions, the Company recognized goodwill and core deposit intangibles.
Information concerning amortizable intangibles for the years ended December 31, 2025 and 2024 follows:

	Acquisition of 1st Commonwealth		Acquisition of Colombo Bank		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 31, 2023	$204	$204	$1,950	$1,522	$2,154	$1,726
2024 activity:
Colombo Bank amortization	—	—	—	165	—	165
Balance at December 31, 2024	$204	$204	$1,950	$1,687	$2,154	$1,891
2025 activity:
Colombo Bank amortization	—	—	—	125	—	125
Balance at December 31, 2025	$204	$204	$1,950	$1,812	$2,154	$2,016

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The aggregate amortization expense was $125 thousand for 2025 and $165 thousand for 2024. As of December 31, 2025, the estimated remaining amortization expense is as follows:

2026	$85
2027	45
2028	8
$138
The carrying amount of goodwill for the years ended December 31, 2025 and 2024 is as follows:

Balance at December 31, 2025 and 2024	$7,157
Note 5. Premises, Equipment, and Leases
The following table summarizes the cost and accumulated depreciation of premises and equipment as of December 31, 2025 and 2024:

	2025	2024
Leasehold improvements	$2,736	$2,722
Furniture, fixtures and equipment	3,927	3,885
Computer software	1,184	1,183
Land	61	61
Buildings	196	196
Vehicles	47	47
Premises and equipment, gross	$8,151	$8,094
Less: accumulated depreciation	7,458	7,236
Premises and equipment, net	$693	$858
For the years ended December 31, 2025 and 2024, depreciation expense was $212 thousand and $280 thousand, respectively.
The Company has entered into operating leases for office space over various terms. The leases cover an agreed upon period of time and generally have options to renew and are subject to annual increases as well as allocations for real estate taxes and certain operating expenses.
The following tables present information about leases as of and for the years ended December 31, 2025 and 2024:

	2025	2024
Right-of-use-asset	$6,062	$7,124
Lease liability	$6,486	$7,638
Weighted average remaining lease term (years)	5.53	6.2
Weighted average discount rate	3.54%	3.51%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Operating lease expense	$1,677	$1,573

Cash paid for amounts included in lease liabilities	$1,770	$1,858
Modification of right-of-use assets and lease liability	—	(735)
Right-of-use assets obtained in exchange for operating lease liabilities	399	790
The following table presents a maturity schedule of undiscounted cash flows that contribute to the lease liability as of December 31, 2025:

2026	$1,804
2027	1,562
2028	845
2029	791
2030	678
Thereafter	1,462
Total	$7,142
Less: discount	(656)
$6,486
Note 6. Deposits
Remaining maturities on certificates of deposit are as follows as of December 31, 2025:

2026	$517,322
2027	38,986
2028	1,923
2029	1,582
2030	2,154
$561,967
Total time deposits greater than or equal to $250,000 were $157.5 million and $156.9 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had three customer relationships whose related balances on deposit exceeded 5% of outstanding deposits. These customer relationships comprised 22% of outstanding deposits at December 31, 2025. At December 31, 2024, the Company had two customer relationships whose related balances on deposit exceeded 5% of outstanding deposits, which comprised 15% of outstanding deposits at December 31, 2024.
Wholesale deposits totaled $285.0 million and $249.9 million at December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 7. Borrowed Funds
Borrowed funds at December 31, 2025 and 2024 consist of the following:

	FHLB Advances		Subordinated Debt, net
	2025	2024	2025	2024
Balance Outstanding at December 31,	$—	$50,000	$18,750	$18,695
Maximum balance at any month end during the year	$50,000	$118,000	$18,750	$19,675
Average balance for the year	$39,182	$79,874	$18,721	$19,613
Weighted average rate on borrowings for the year ended	3.74%	4.37%	6.06%	5.23%
The Company had no FHLB advances at December 31, 2025 and had $50.0 million at December 31, 2024. At December 31, 2025, collateral pledged with FHLB included the following: 1-4 family residential loans with a lendable value of $142.2 million, multi-family residential loans with a lendable value of $35.9 million, home equity lines of credit with a lendable value of $2.0 million and commercial real estate loans with a lendable value of $150.5 million. The available line of credit with the FHLB totaled $694.4 million at December 31, 2025, and the excess lendable collateral value at December 31, 2025 totaled $211.4 million. The Bank has a letter of credit with the FHLB in the amount of $130.0 million for the purpose of providing collateral for Virginia public deposits. The remaining lendable collateral value at December 31, 2025 totaled $389.0 million.
The Company had unsecured lines of credit with correspondent banks available for overnight borrowing which totaled $209.2 million and $184.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had no advances on these lines outstanding.
At December 31, 2025 and 2024, the Company had pledged commercial loans to the FRB to secure a borrowing capacity totaling $256.7 million and $153.4 million, respectively, under its discount window program. At December 31, 2025 and 2024, the Company had no advances with the FRB discount window.
On October 13, 2020, the Company completed a private placement of $20 million of its 4.875% fixed-to-floating subordinated notes due 2030 (the "Notes") to certain qualified institutional buyers and accredited investors. The Notes have a maturity date of October 15, 2030 and carry a fixed rate of interest of 4.875% for the first five years. Thereafter, the Notes will pay interest at the then current three-month Secured Overnight Financing Rate plus 471 basis points, resetting quarterly. The Notes include a right of prepayment without penalty on or after October 15, 2025. The Company used the proceeds from the placement of the Notes for general corporate purposes, including to support capital ratios at the Bank, and the repayment of previously issued subordinated debt which was called in August 2021. The Notes qualify as Tier 2 capital for the Company to the fullest extent permitted under the Basel III capital rules. When contributed to the capital of the Bank, the proceeds of the subordinated notes may be included in Tier 1 capital for the Bank. The Company paid approximately $984 thousand to repurchase and retire a portion of the notes in 2024. Subsequent to December 31, 2025, the Company redeemed the Notes in full on January 15, 2026.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 8. Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	2025	2024
Deferred Tax Assets:
Allowance for credit losses	$4,303	$4,129
Net operating loss carryforward – federal and state	1,724	1,908
Bank premises and equipment	304	280
Nonqualified stock options and restricted stock	202	342
Supplemental retirement plans	200	205
Lease liability	1,478	1,740
Unrealized losses on securities available for sale	5,774	8,081
Reserves for unfunded commitments	107	116
Other	107	35
	$14,199	$16,836
Deferred Tax Liabilities:
Right-of-use assets	$(1,381)	$(1,623)
Deferred loan costs	(148)	(278)
Unrealized gains on interest rate swap	(16)	(1,223)
Other	(403)	(439)
	$(1,948)	$(3,563)
Net Deferred Tax Assets	$12,251	$13,273
The income tax expense charged to operations for the years ended December 31, 2025, and 2024 consists of the following:

	2025	2024
Current income tax expense
Federal	$5,577	$5,350
State	642	575
Current tax expense	$6,219	$5,925
Deferred income tax expense (benefit)
Federal	$(12)	$1,204
State	(17)	104
Deferred tax expense (benefit)	$(29)	$1,308

Total income tax expense	$6,190	$7,233

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table provides a reconciliation of tax expense computed at the statutory federal tax rate and the recorded tax expense (in dollars and percentages) for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Expected federal income tax expense	$5,931	21.0%	$4,682	21.0%
State Income Tax Expense, net of federal effect (1)	489	1.7%	536	2.4%
Tax Credits (2)	(9)	—%	(8)	—%
Non-taxable/ nondeductible items
Modified endowment contract penalties on BOLI surrender	—	—%	722	3.2%
Tax on loss of BOLI tax favored status of prior appreciation	—	—%	1,644	7.4%
Other Non-taxable/Non-Deductible Items	(221)	(0.8)%	(343)	(1.6)%

Provision for income taxes and effective income tax rate	$6,190	21.9%	$7,233	32.4%
(1) State taxes in Maryland made up the majority (greater than 50 percent) of the tax eﬀect in this category in 2025 and 2024
(2) Historic tax credit
The following table presents income taxes paid (net of refunds received) for the years ended December 31, 2025 and December 31, 2024, disaggregated by jurisdiction:

	2025	2024
Federal	$4,530	$5,247
State and Local
Maryland	728	*
Other	172	330

	$5,430	$5,577
*Jurisdiction below the threshold for the period presented.
The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland and District of Columbia. With few exceptions, the Company is no longer subject to U.S. federal examination by tax authorities for years prior to 2022.
Under the provisions of the Internal Revenue Code, the Company has $7.2 million of net operating loss carryforwards acquired from Colombo which can be offset against future taxable income. The carryforwards expire through December 31, 2037. The full realization of tax benefits associated with carryforwards depends predominately upon the recognition of ordinary income during the carryforward period. The federal portion of net operating loss carryforwards available to offset taxable income is limited to $762 thousand annually under Internal Revenue Code section 382. The Company believes it will generate sufficient future taxable income to fully utilize the remaining carryforwards.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 9. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies necessary in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of December 31, 2025 and 2024. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of December 31, 2025 and December 31, 2024, the Company had entered into 15 and 17 interest rate swap agreements, respectively, which were collateralized by $30 thousand in cash.
The notional amount and fair value of the Company's derivative financial instruments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$68,688	$1,425
Pay Fixed/Receive Variable Swaps	68,688	(1,425)

	December 31, 2024
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$80,512	$3,536
Pay Fixed/Receive Variable Swaps	80,512	(3,536)
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
At December 31, 2025 and 2024, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

	December 31, 2025	December 31, 2024
Notional amount	$170,000	$250,000
Weighted average pay rate	3.27%	3.25%
Weighted average receive rate	3.80%	5.15%
Weighted average maturity in years	2.08 years	3.03 years
Unrealized gain relating to interest rate swaps	$71	$5,371

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At December 31, 2025 and 2024, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2025 and 2024, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimis.

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
At December 31, 2025 and 2024, the following financial instruments were outstanding, which contract amounts represent credit risk:

	December 31, 2025	December 31, 2024
Commitments to grant loans	$70,256	$24,989
Unused commitments to fund loans and lines of credit	154,857	171,752
Commercial and standby letters of credit	9,437	25,221
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
The Company maintains its cash accounts with the FRB and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $0.3 million and $6.8 million at December 31, 2025 and December 31, 2024, respectively.
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
While the Bank provides banking services to customers that are engaged in growing, processing, and sales of both medical- and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While the Bank is not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in the Bank's inability to continue to provide banking services to these customers and legal action taken against the Bank by the federal government. There is uncertainty with respect to the potential impact to the consolidated financial statements if the federal government should take action against the Bank. As of December 31, 2025, the Bank has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with cannabis customers: deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6.0% of total deposits, and $193.5 million, or 10.0% of total loans, respectively. Deposit and loan balances at December 31, 2024 were approximately $100.0 million, or 5.3% of total deposits, and $108.3 million, or 5.8% of total loans, respectively.

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
In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the “Statement”), in compliance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The Statement, among other things, exempts bank holding companies that have assets below a specified asset threshold from the consolidated regulatory capital requirements. The rule expanded the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated total assets of less than $1 billion. As a result of the rule, the Company qualifies as a small bank holding company and is no longer subject to regulatory capital requirements on a consolidated basis.
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
As of December 31, 2025 and 2024, the Bank met all capital adequacy requirements to which it was subject and was considered well capitalized under the prompt corrective action regulations.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The capital ratios for the Bank as of December 31, 2025 and 2024 are shown in the following table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio (1)	Amount		Ratio
At December 31, 2025
Total risk-based capital	$296,612	15.38%	$202,553	10.50%	$192,908	>	10.00%
Tier 1 risk-based capital	277,254	14.37%	163,972	8.50%	154,326	>	8.00%
Common equity tier 1 capital	277,254	14.37%	135,036	7.00%	125,390	>	6.50%
Leverage capital ratio	277,254	12.23%	90,659	4.00%	113,324	>	5.00%
At December 31, 2024
Total risk-based capital	$277,248	14.73%	$197,582	10.50%	$188,174	>	10.00%
Tier 1 risk-based capital	258,608	13.74%	159,948	8.50%	150,539	>	8.00%
Common equity tier 1 capital	258,608	13.74%	131,722	7.00%	122,313	>	6.50%
Leverage capital ratio	258,608	11.74%	88,115	4.00%	110,144	>	5.00%
________________________
(1). Ratios include capital conservation buffer.
Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amounts of dividends that may be paid without approval of regulatory agencies. As of December 31, 2025, $38.2 million of retained earnings is available to pay dividends.
Note 12. Related Party Transactions
Officers, directors and their affiliates had borrowings of $55.9 million and $53.4 million at December 31, 2025 and 2024, respectively, with the Company. During the years ended December 31, 2025 and 2024, total principal additions were $10.6 million and $15.2 million, respectively, and total principal payments were $8.1 million and $9.4 million, respectively.
Related party deposits amounted to $51.5 million and $41.4 million at December 31, 2025 and 2024, respectively.
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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At December 31, 2025, 167,973 shares were available to grant under the Plan.
No options were granted during the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, there were 218,916 shares, withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants. For the year ended December 31, 2024, there were 106,469 shares, withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
A summary of option activity under the Plan as of December 31, 2025, and changes during the year ended December 31, 2025 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2025	721,690	$7.94	0.74
Granted	—	—
Exercised	(443,837)	7.29
Forfeited or expired	(17,076)	5.56
Outstanding and Exercisable at December 31, 2025	260,777	$9.22	0.38	$1,224,135
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on changes in the market value of the Company's stock.
As of December 31, 2025, all outstanding options of the Plan were fully vested. Tax benefits recognized for non-qualified stock option exercises during 2025 and 2024 totaled $196 thousand and $258 thousand, respectively.
A summary of the Company's restricted stock unit activity as of December 31, 2025, and changes during the year ended December 31, 2025 is presented below.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	89,055	$14.41
Granted	147,400	10.42
Vested	(59,756)	13.96
Forfeited	(3,570)	11.61
Balance at December 31, 2025	173,129	$11.23
The compensation cost that has been charged to income for the Plan was $854 thousand and $782 thousand for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, 4,788 and 4,613 shares, respectively, were withheld from issuance upon vesting of restricted stock units for income tax withholding by the participants. As of December 31, 2025, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 34 months.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025 Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,116	$—	$9,116	$—
Securities of state and local municipalities taxable	312	—	312	—
Corporate bonds	14,772	—	14,772	—
SBA pass-through securities	38	—	38	—
Mortgage-backed securities	125,320	—	125,320	—
Collateralized mortgage obligations	3,601	—	3,601	—
Total Available-for-Sale Securities	$153,159	$—	$153,159	$—
Derivative assets - interest rate swaps	$1,425	$—	$1,425	$—
Derivative assets - cash flow hedge	71	—	71	—
Liabilities
Derivative liabilities - interest rate swaps	$1,425	$—	$1,425	$—

		Fair Value Measurements at December 31, 2024 Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,561	$—	$8,561	$—
Securities of state and local municipalities taxable	349	—	349	—
Corporate bonds	17,117	—	17,117	—
SBA pass-through securities	45	—	45	—
Mortgage-backed securities	127,676	—	127,676	—
Collateralized mortgage obligations	2,727	—	2,727	—
Total Available-for-Sale Securities	$156,475	$—	$156,475	$—
Derivative assets - interest rate swaps	$3,536	$—	$3,536	$—
Derivative assets - cash flow hedge	5,371	—	5,371	—
Liabilities
Derivative liabilties - interest rate swaps	$3,536	$—	$3,536	$—

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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At December 31, 2025 and 2024, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at December 31, 2025 and 2024:

		Fair Value Measurements Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$9,030	$—	$—	$9,030
Total collateral-dependent loans	$9,030	$—	$—	$9,030

		Fair Value Measurements Using
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$9,812	$—	$—	$9,812
Total collateral-dependent loans	$9,812	$—	$—	$9,812

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables display quantitative information about Level 3 Fair Value Measurements at December 31, 2025 and 2024:

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$9,030	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2024
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$9,812	Discounted appraised value	Marketability/Selling costs	10% - 10%	10.00%
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2025 and 2024.

		Fair Value Measurements as of December 31, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$5,684	$5,684	$—	$—
Interest-bearing deposits at other institutions	121,947	121,947	—	—
Securities held-to-maturity	265	—	262	—
Securities available-for-sale	153,159	—	153,159	—
Restricted stock	5,446	—	5,446	—
Loans, net	1,922,397	—	—	1,882,271
Bank owned life insurance	9,508	—	9,508	—
Accrued interest receivable	10,277	—	10,277	—
Derivative assets - interest rate swaps	1,425	—	1,425	—
Derivative assets - cash flow hedge	71	—	71	—

Financial liabilities:
Checking	$1,104,262	$—	$1,104,262	$—
Savings and money market	331,048	—	331,048	—
Time deposits	277,010	—	277,810	—
Wholesale deposits	284,957	—	285,101	—
Subordinated notes	18,750	—	19,007	—
Accrued interest payable	2,076	—	2,076	—
Derivative liabilities - interest rate swaps	1,425	—	1,425	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2024 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$8,161	$8,161	$—	$—
Interest-bearing deposits at other institutions	82,789	82,789	—	—
Securities held-to-maturity	265	—	256	—
Securities available-for-sale	156,475	—	156,475	—
Restricted stock	8,186	—	8,186	—
Loans, net	1,852,106	—	—	1,779,966
Bank owned life insurance	9,219	—	9,219	—
Accrued interest receivable	10,315	—	10,315	—
Derivative assets - interest rate swaps	3,536	—	3,536	—
Derivative assets - cash flow hedge	5,371	—	5,371	—

Financial liabilities:
Checking	$989,477	$—	$989,477	$—
Savings and money market	383,087	—	383,087	—
Time deposits	248,154	—	248,674	—
Wholesale deposits	249,887	—	250,168	—
FHLB advances	50,000	—	50,000	—
Subordinated notes	18,695	—	18,709	—
Accrued interest payable	2,505	—	2,505	—
Derivative liabilities - interest rate swaps	3,536	—	3,536	—
Note 15. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units as of December 31, 2025 and 2024, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for each of the years ended December 31, 2025 and 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

	For the Year Ended December 31,
	2025	2024
Net income	$22,057	$15,064

Weighted average - basic shares	18,121	18,057
Effect of dilutive securities, restricted stock units and options	139	340
Weighted average - diluted shares	18,260	18,397

Basic EPS	$1.22	$0.83
Diluted EPS	$1.21	$0.82
Note 16. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$55,002	$57,574
Income taxes	5,430	5,577
Noncash investing and financing activities:
Unrealized gains (losses) on securities available-for-sale	10,076	(1,309)
Unrealized (losses) gains on interest rate swaps	(5,300)	2,456
Right-of-use assets obtained in the exchange for lease liabilities during the current period	399	790
Adoption of ASU 2023-02	—	13
Modification of right-of-use assets and lease liability	—	(735)

Note 17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the years ended December 31, 2025 and 2024 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	December 31, 2025
Year Ended December 31, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	7,794	(4,036)	3,758
Derivative termination gains realized in income	—	(70)	(70)
Other comprehensive income (loss), net of tax	7,794	(4,106)	3,688
Balance, end of period	$(19,698)	$120	$(19,580)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

	December 31, 2024
Year Ended December 31, 2024	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(26,476)	$2,316	$(24,160)
Net unrealized gains (losses) during the period	(1,016)	1,910	894
Other comprehensive income (loss), net of tax	(1,016)	1,910	894
Balance, end of period	$(27,492)	$4,226	$(23,266)
There were three reclassifications from AOCI into income for the years ended December 31, 2025. There were no reclassifications from AOCI into income for the year ended December 31, 2024.
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
Fees, Exchange and Other Service Charges
Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges and are included in other income on the Company’s consolidated statements of income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company’s Consolidated Statements of Income.
Other Income
Other noninterest income consists of loan swap fees, insurance commissions, and other miscellaneous revenue streams not meeting the criteria above. When the Company enters into an interest rate swap agreement, the Company may receive a one-time payment fee which is recognized as income when received. The Company receives monthly recurring commissions based on a percentage of premiums issued and revenue is recognized when received. Any residual miscellaneous fees are recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Noninterest income
In-scope of Topic 606
Service charges on deposit accounts	$1,248	$1,126
Fees, exchange, and other service charges	500	367
Other income	33	71
Noninterest income (in-scope of Topic 606)	1,781	1,564
Noninterest income (out-scope of Topic 606)	1,856	970
Total noninterest income	$3,637	$2,534
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2025 and 2024, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the years ended December 31, 2025 or 2024.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 19. Parent Company Only Financial Statements
The FVCBankcorp, Inc. (Parent Company only) condensed financial statements are as follows:
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CONDITION
December 31, 2025 and 2024

Assets	2025	2024
Cash and cash equivalents	$1,167	$1,175
Securities available-for-sale	—	986
Investment in subsidiary	266,740	245,064
Other assets	4,797	7,025
Total assets	$272,704	$254,250
Liabilities and Stockholders' Equity
Subordinated notes	$18,750	$18,695
Other liabilities	354	201
Total liabilities	$19,104	$18,896
Total stockholders' equity	$253,600	$235,354
Total liabilities and stockholders' equity	$272,704	$254,250

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2025 and 2024

	2025	2024
Income:
Interest on securities available-for-sale	$47	$111
Dividend income	5,683	—
Total income	$5,730	$111
Expense:
Interest on subordinated notes	$1,134	$1,027
Salaries and employee benefits	863	790
Occupancy and equipment	80	80
Audit, legal and consulting fees	13	13
Other operating expenses	16	28
Total expense	$2,106	$1,938

Net income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	$3,624	$(1,827)
Income tax benefit	(433)	(396)
Equity in undistributed earnings of subsidiary	18,000	16,495
Net income	$22,057	$15,064

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash Flows From Operating Activities
Net income	$22,057	$15,064
Equity in undistributed earnings of subsidiary	(18,000)	(16,495)
Amortization of subordinated debt issuance costs	55	59
Stock-based compensation expense	854	789
Change in other assets and liabilities	2,377	1,180
Net cash provided by operating activities	$7,343	$597
Cash Flows From Investing Activities
Proceeds from calls of investment securities available-for-sale	$1,000	$—
Net cash provided by investing activities	$1,000	$—
Cash Flows From Financing Activities
Redemption of subordinated notes	$—	$(984)
Repurchase of shares of common stock	(6,677)	—
Repurchase of shares to satisfy tax withholding for stock-based compensation	(53)	(179)
Common stock issuance	545	1,656
Dividends paid to common stock	(2,167)	—
Net cash (used in) provided by financing activities	$(8,352)	$493
Net (decrease) increase in cash and cash equivalents	$(8)	$1,090
Cash and cash equivalents, beginning of year	1,175	85
Cash and cash equivalents, end of year	$1,167	$1,175

Note 20.     Subsequent Events
On January 15, 2026, the Company redeemed all of its $18.8 million in outstanding subordinated debt, which had reverted from fixed rate to floating rate paying 3-month SOFR plus 471 basis points, or 8.59%.
On February 11, 2026, the Company completed a private placement of $25 million of its 6.75% Fixed Rate Senior Unsecured Notes due March 1, 2029 (the “Senior Notes”) to certain qualified institutional buyers and accredited investors. The Senior Notes were rated BBB (low) by Morningstar DBRS. The Senior Notes have a maturity date of March 1, 2029 and carry a fixed rate of interest of 6.75%. The Senior Notes include a right of prepayment without penalty on or after March 1, 2028, or earlier upon certain specified events. The Company plans to use the proceeds from the placement of the Senior Notes for general corporate purposes, to include supporting capital ratios at the Bank.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment, management believes that as of December 31, 2025, the Company's internal control over financial reporting was effective based on criteria set forth by COSO in its 2013 Internal Control-Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm ID: 613), the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data”.
The 2025 consolidated financial statements have been audited by the independent registered public accounting firm of YHB. Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent registered public accounting firm were valid and appropriate. The resulting report from YHB is included in Item 8. “Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
(a) None.

(b) During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or                     terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Election of Directors," "Executive Officers," "Ownership of Company Securities – Delinquent Section 16(a) Reports" and "Corporate Governance and The Board of Directors" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.
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
Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation," "Corporate Governance and The Board of Directors – Director Compensation" and "Corporate Governance and The Board of Directors – "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Pursuant to General Instruction G(3) of Form 10-K, the information contained under the caption "Ownership of Company Securities - Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plan Information. The following table sets forth information as of December 31, 2025, with respect to compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Stockholders:
Amended and Restated 2008 Stock Plan	260,777	$9.22	167,973
Equity Compensation Plans Not Approved by Stockholders (2)	—	—	—
Total	260,777	$9.22	167,973
________________________
(1)Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)The Company does not have any equity compensation plans that have not been approved by stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Executive Compensation – Certain Relationships and Related Transactions" and "Corporate Governance and The Board of Directors – Director Independence" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the captions "Audit Information – Fees of Independent Registered Public Accountants" and "Audit Information – Audit Committee Pre-Approval Policies and Procedures" in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.

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

3.3	Bylaws of FVCBankcorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 9, 2020)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.2	Form of Subordinated Note due October 15, 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 14, 2020)
4.3	Form of Senior Unsecured Note due March 1, 2029 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2026).
4.4	Description of FVCBankcorp, Inc.'s Securities
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

10.8	Form of Subordinated Note Purchase Agreement dated October 13, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 14, 2020)
10.9	Form of Senior Unsecured Note Purchase Agreement dated February 11, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2026).
10.10
FVCBankcorp, Inc. Amended and Restated 2008 Stock Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 18, 2022, filed on April 8, 2022)*

19.1	Insider Trading Policy dated October 31, 2024 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 20, 2025).
21	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

97	FVCBankcorp, Inc. Clawback policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed on March 20, 2024)
101	Interactive data files pursuant to Item 405 of Regulation S-T
	(i)	Consolidated Statements of Condition at December 31, 2025 and 2024
	(ii)	Consolidated Statement of Income for the years ended December 31, 2025 and 2024
	(iii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2025 and 2024
	(iv)	Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2025 and 2024
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024
	(vi)	Notes to the Consolidated Financial Statements

104		The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
______________
*Management contracts and compensatory plans and arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 16, 2026	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2026.

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