Form 10-K/A
period 2025-12-31
FVCBankcorp, Inc.
filed 2026-03-25
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) of FVCBankcorp, Inc. to re-file the certifications attached as Exhibits 31.1, 31.2, 32.1, and 32.2 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 16, 2026 (the “Original Report”). The certifications attached to the Original Report included scrivener’s errors that have been corrected in the versions attached to this Amendment. This Amendment also provides an updated list of exhibits in Part IV.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the U.S. Securities and Exchange Commission subsequent to the filing of the Original Report.
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

3.3	Bylaws of FVCBankcorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 9, 2020)
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 filed on August 20, 2018 (Registration No. 333-226942))
4.2	Form of Subordinated Note due October 15, 2030 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 14, 2020)
4.3	Form of Senior Unsecured Note due March 1, 2029 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2026).
4.4	Description of FVCBankcorp, Inc.'s Securities **
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

19.1	Insider Trading Policy dated October 31, 2024 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 20, 2025).
21	Subsidiaries of the Registrant **
23.1	Consent of Yount, Hyde & Barbour, P.C. **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

97	FVCBankcorp, Inc. Clawback policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed on March 20, 2024)
101	Interactive data files pursuant to Item 405 of Regulation S-T
	(i)	Consolidated Statements of Condition at December 31, 2025 and 2024
	(ii)	Consolidated Statement of Income for the years ended December 31, 2025 and 2024
	(iii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2025 and 2024
	(iv)	Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2025 and 2024
	(v)	Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024
	(vi)	Notes to the Consolidated Financial Statements

104		The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).
______________
*Management contracts and compensatory plans and arrangements.
** Previously filed as exhibits to FVCBankcorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FVCBankcorp, Inc.
March 25, 2026	By:	/s/ David W. Pijor
		Name:	David W. Pijor
		Title:	Chairman and Chief Executive Officer