Form 10-Q
period 2026-03-31
FVCBankcorp, Inc.
filed 2026-05-07
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

17,996,792 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2026.

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
March 31, 2026 and December 31, 2025
(In thousands, except share and per share data)

			March 31, 2026	December 31, 2025
			(Unaudited)
Assets
Cash and due from banks			$9,437	$5,684
Interest-bearing deposits at other financial institutions			182,244	121,947
Securities held-to-maturity (fair value of $262 thousand at each of March 31, 2026 and December 31, 2025), net of allowance for credit losses of $0 at each of March 31, 2026 and December 31, 2025, respectively			265	265
Securities available-for-sale, at fair value			150,356	153,159
Restricted stock, at cost			5,465	5,446
Loans, net of allowance for credit losses of $19.1 million and $18.9 million at March 31, 2026 and December 31, 2025, respectively			1,904,156	1,922,397
Premises and equipment, net			662	693
Accrued interest receivable			10,549	10,277
Prepaid expenses			2,968	3,311
Deferred tax assets, net			11,979	12,251
Goodwill and intangibles, net			7,270	7,295
Bank owned life insurance			9,581	9,508
Operating lease right-of-use assets			5,696	6,062
Other assets			34,806	33,961
Total assets			$2,335,434	$2,292,256

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Nonnterest-bearing			$369,262	$363,228
Interest-bearing checking			682,461	741,034
Savings and money market			379,932	331,048
Time deposits			336,117	277,010
Wholesale deposits			259,963	284,957
Total deposits			$2,027,735	$1,997,277

Long-term debt, net of issuance costs			$24,451	$18,750
Accrued interest payable			2,045	2,076
Operating lease liabilities			6,088	6,486
Reserves for unfunded commitments			374	471
Accrued expenses and other liabilities			14,410	13,596
Total liabilities			$2,075,103	$2,038,656

Shareholders' Equity	2026	2025
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	17,994,329	17,917,504	180	179
Additional paid-in capital			122,690	122,144
Retained earnings			156,168	150,857
Accumulated other comprehensive (loss), net			(18,707)	(19,580)
Total shareholders' equity			$260,331	$253,600
Total liabilities and shareholders' equity			$2,335,434	$2,292,256
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2026 and 2025
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$28,388	$26,553
Interest and dividends on securities held-to-maturity	2	3
Interest and dividends on securities available-for-sale	865	914
Dividends on restricted stock	91	124
Interest on deposits at other financial institutions	475	963
Total interest and dividend income	$29,821	$28,557
Interest Expense
Interest on deposits	$11,703	$12,792
Interest on short-term debt	148	468
Interest on long-term debt	566	245
Total interest expense	$12,417	$13,505
Net Interest Income	$17,404	$15,052
Provision for credit losses	168	200
Net interest income after provision for credit losses	$17,236	$14,852
Noninterest Income
Service charges on deposit accounts	$361	$270
Bank owned life insurance income	73	70
Income from minority membership interests	240	141
Other income	209	190
Total noninterest income	$883	$671
Noninterest Expenses
Salaries and employee benefits	$5,442	$4,783
Occupancy and equipment expense	538	529
Data processing and network administration	618	619
Internet banking and software expense	884	825
State franchise taxes	568	596
FDIC insurance	330	330
Marketing, business development and advertising	155	169
Loan related expenses	244	279
Director's fees	165	150
Core deposit intangible amortization	25	35
Other operating expenses	903	818
Total noninterest expenses	$9,872	$9,133
Net income before income tax expense	$8,247	$6,390
Income tax expense	1,861	1,225
Net income	$6,386	$5,165
Earnings per share, basic	$0.36	$0.28
Earnings per share, diluted	$0.35	$0.28
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2026 and 2025
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$6,386	$5,165
Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of tax benefit of $38 thousand for the three months ended March 31, 2026 and net of tax expense of $1,058 thousand for the three months ended March 31, 2025.	127	3,578
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $217 thousand for the three months ended March 31, 2026 and net of tax benefit of $637 thousand for the three months ended March 31, 2025.	746	(2,198)
Total other comprehensive income	$873	$1,380
Total comprehensive income	$7,259	$6,545
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2026	2025
Cash Flows From Operating Activities
Net income	$6,386	$5,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43	60
Provision for credit losses	168	200
Net amortization of premium of securities	40	47
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(92)	(403)
Income from minority membership interest	(240)	(141)
Amortization of debt issuance costs	55	13
Core deposits intangible amortization	25	35
Equity-based compensation expense	215	219
Bank owned life insurance income	(73)	(70)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	845	1,463
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	255	(1,172)
Net cash provided by operating activities	$7,627	$5,416
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(60,297)	$(28,184)
Purchases of available-for-sale securities	—	(989)
Proceeds from repayments, calls and maturities of securities available-for-sale	2,928	3,336
Net (purchase) redemption of restricted stock	(19)	412
Net decrease (increase) in loans	18,165	(11,404)
Purchases of premises and equipment, net	(12)	(16)
Net cash used in investing activities	$(39,235)	$(36,845)
Cash Flows From Financing Activities
Net (decrease) increase in non-maturing deposits	$(3,655)	$9,195
Net increase in time deposits	34,113	26,819
Redemption of subordinated debt, net	(19,354)	1
Issuance of senior debt, net	25,000	—
Repurchase of shares to satisfy tax withholding for stock-based compensation	(16)	(27)
Cash dividends paid on common stock	(1,075)	—
Common stock issuance	348	237
Net cash provided by (used in) financing activities	$35,361	$36,225
Net increase (decrease) in cash and cash equivalents	$3,753	$4,796
Cash and cash equivalents, beginning of year	5,684	8,161
Cash and cash equivalents, end of period	$9,437	$12,957

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2026 and 2025
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Beginning Balance	18,204	$182	$127,471	$130,967	$(23,266)	$235,354
Net income	—	—	—	5,165	—	5,165
Other comprehensive income	—	—	—	—	1,380	1,380
Common stock issuance for options exercised, net	171	2	235	—	—	237
Vesting of restricted stock grants, net	31	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	219	—	—	219
Balance at March 31, 2025	18,406	$184	$127,898	$136,132	$(21,886)	$242,328
Beginning Balance	17,918	$179	$122,144	$150,857	$(19,580)	$253,600
Net income	—	—		6,386	—	6,386
Other comprehensive income	—	—	—	—	873	873
Common stock issuance for options exercised, net	43	1	347	—	—	348
Vesting of restricted stock grants, net	34	—	(16)	—	—	(16)
Cash Dividends paid on common stock	—	—	—	(1,075)	—	(1,075)
Stock dividends compensation expense	—	—	215	—	—	215
Balance at March 31, 2026	17,994	$180	$122,690	$156,168	$(18,707)	$260,331
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to current period presentation. There was no impact to Shareholder's Equity or Net Income from these adjustments.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry.
Recent Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements at the time of adoption.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(3)	$262
Total Held-to-maturity Securities	$265	$—	$(3)	$262
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(890)	$9,109
Securities of state and local municipalities	348	—	(47)	301
Corporate bonds	16,000	—	(1,086)	14,914
SBA pass-through securities	35	—	(2)	33
Mortgage-backed securities	145,046	23	(22,583)	122,486
Collateralized mortgage obligations	4,108	—	(595)	3,513
Total Available-for-sale Securities	$175,536	$23	$(25,202)	$150,356

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(3)	$262
Total Held-to-maturity Securities	$265	$—	$(3)	$262
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(883)	$9,116
Securities of state and local municipalities	358	—	(46)	312
Corporate bonds	16,000	—	(1,228)	14,772
SBA pass-through securities	40	—	(2)	38
Mortgage-backed securities	147,931	46	(22,657)	125,320
Collateralized mortgage obligations	4,175	—	(574)	3,601
Total Available-for-sale Securities	$178,503	$46	$(25,390)	$153,159
No allowance for credit losses was recognized at March 31, 2026 and December 31, 2025 related to the Company's investment portfolio.
There were no securities pledged to secure borrowings at March 31, 2026 and December 31, 2025, respectively. The Company had securities with a carrying value of $18.8 million and $19.4 million pledged to secure public deposits at March 31, 2026 and December 31, 2025, respectively.
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at March 31, 2026 and December 31, 2025, aggregated by credit quality indicator:

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Held-to-Maturity: State maturity municipal and tax exempt	March 31, 2026	December 31, 2025
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position as of March 31, 2026 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,109	$(890)	$9,109	$(890)
Securities of state and local municipalities	—	—	301	(47)	301	(47)
Corporate bonds	1,737	(13)	13,177	(1,073)	14,914	(1,086)
SBA pass-through securities	—	—	33	(2)	33	(2)
Mortgage-backed securities	1,941	(7)	118,646	(22,576)	120,587	(22,583)
Collateralized mortgage obligations	—	—	3,513	(595)	3,513	(595)
Total	$3,678	$(20)	$144,779	$(25,183)	$148,457	$(25,203)

Available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2025 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,116	$(883)	$9,116	$(883)
Securities of state and local municipalities	—	—	312	(46)	312	(46)
Corporate bonds	1,738	(12)	13,034	(1,216)	14,772	(1,228)
SBA pass-through securities	—	—	38	(2)	38	(2)
Mortgage-backed securities	—	—	121,446	(22,657)	121,446	(22,657)
Collateralized mortgage obligations	968	(14)	2,633	(560)	3,601	(574)
Total	$2,706	$(26)	$146,579	$(25,364)	$149,285	$(25,390)
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
The Company has evaluated its available-for-sale investments securities in an unrealized loss position for credit related impairment at March 31, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	March 31, 2026
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$—	$—
After 1 year through 5 years	265	262	13,789	12,877
After 5 years through 10 years	—	—	16,660	15,599
After 10 years	—	—	145,087	121,880
Total	$265	$262	$175,536	$150,356
For the three months ended March 31, 2026 and 2025, principal repayments of securities totaled $2.9 million and $3.3 million, respectively. No securities were purchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company purchased $1.0 million. No securities were sold during the three months ended March 31, 2026 and 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at March 31, 2026 and December 31, 2025 follows:

	March 31, 2026	December 31, 2025
Commercial real estate	$1,001,612	$1,032,649
Commercial and industrial	472,405	453,393
Commercial construction	157,250	153,006
Consumer real estate	290,221	297,018
Consumer nonresidential	1,817	5,217
	$1,923,305	$1,941,283
Less:
Allowance for credit losses	19,149	18,886
Loans, net	$1,904,156	$1,922,397

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
An analysis of the allowance for credit losses for the three months ended March 31, 2026 and 2025, and for the year ended December 31, 2025 follows:

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
March 31, 2026
Allowance for credit losses:
Beginning Balance, January 1	$9,236	$4,523	$1,940	$3,054	$133	$18,886
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	2	2
Provision (reversal)	546	(11)	(44)	(195)	(30)	266
Ending Balance, March 31,	$9,782	$4,512	$1,896	$2,859	$100	$19,149

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
March 31, 2025
Allowance for credit losses:
Beginning Balance, January 1	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(50)	—	—	—	(50)
Recoveries	—	186	—	—	3	189
Provision (reversal)	(458)	412	316	(139)	23	154
Ending Balance, March 31,	$8,976	$3,687	$2,029	$3,636	$94	$18,422

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2025
Allowance for credit losses:
Beginning Balance, January 1,	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(1,078)	—	—	(10)	(1,088)
Recoveries	—	205	—	—	12	217
Provision (reversal)	(198)	2,257	227	(721)	63	1,628
Ending Balance, December 31,	$9,236	$4,523	$1,940	$3,054	$133	$18,886
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,108	$—	$10,108	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	60	—
Consumer nonresidential	—	—	—	—
Total	$10,927	$—	$10,168	$—
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the three months ended March 31, 2026, were as follows:

	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$444,044	$196,963	$58,728	$11,825	$108,552	$14,978	$140,606	$—	$975,696
Special mention	15,807	—	—	—	—	—	—	—	15,807
Substandard	—	10,109	—	—	—	—	—	—	10,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$459,851	$207,072	$58,728	$11,825	$108,552	$14,978	$140,606	$—	$1,001,612
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$46,150	$20,355	$27,155	$85,937	$100,227	$23,150	$169,284	$—	$472,258
Special mention	—	—	—	—	—	—	147	—	147
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,150	$20,355	$27,155	$85,937	$100,227	$23,150	$169,431	$—	$472,405
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Construction
Grade:
Pass	$16,678	$—	$—	$—	$5,644	$—	$103,628	$—	$125,950
Special mention	—	—	—	—	—	—	31,300	—	31,300
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,678	$—	$—	$—	$5,644	$—	$134,928	$—	$157,250
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$57,637	$161,894	$36,685	$361	$6,188	$2,863	$23,774	$—	$289,402
Special mention	—	—	—	—	—	—	—	—	—
Substandard	60	759	—	—	—	—	—	—	819
Doubtful	—	—	—	—	—	—	—	—	—
Total	$57,697	$162,653	$36,685	$361	$6,188	$2,863	$23,774	$—	$290,221
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$417	$7	$60	$76	$79	$—	$1,178	$—	$1,817
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$417	$7	$60	$76	$79	$—	$1,178	$—	$1,817
Gross Charge-offs	$—	$—	$—	$—	$(5)	$—	$—	$—	$(5)
Total Recorded Investment	$580,793	$390,087	$122,628	$98,199	$220,690	$40,991	$469,917	$—	$1,923,305
Total Gross Charge-Offs	$—	$—	$—	$—	$(5)	$—	$—	$—	$(5)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the year ended December 31, 2025, were as follows:

	Prior	2021	2022	2023	2024	2025	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$331,256	$118,295	$198,668	$62,679	$11,866	$133,341	$150,610	$—	$1,006,715
Special mention	6,433	9,392	—	—	—	—	—	—	15,825
Substandard	—	—	10,109	—	—	—	—	—	10,109
Doubtful	—	—	—	—	—	—	—	—	—
Total	$337,689	$127,687	$208,777	$62,679	$11,866	$133,341	$150,610	$—	$1,032,649
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$40,547	$3,649	$21,939	$28,772	$81,760	$101,387	$175,338	$—	$453,392
Special mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$40,547	$3,649	$21,939	$28,772	$81,760	$101,387	$175,339	$—	$453,393
Gross Charge-offs	$—	$—	$—	$(946)	$(50)	$(82)	$—	$—	$(1,078)
Commercial Construction
Grade:
Pass	$11,223	$6,730	$—	$—	$—	$1,653	$102,099	$—	$121,705
Special mention	—	—	—	—	—	—	31,301	—	31,301
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,223	$6,730	$—	$—	$—	$1,653	$133,400	$—	$153,006
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$34,027	$25,007	$164,889	$38,653	$363	$8,990	$24,484	$—	$296,413
Special mention	—	—	545	—	—	—	—	—	545
Substandard	60	—	—	—	—	—	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,087	$25,007	$165,434	$38,653	$363	$8,990	$24,484	$—	$297,018
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$436	$—	$8	$68	$90	$86	$4,529	$—	$5,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$436	$—	$8	$68	$90	$86	$4,529	$—	$5,217
Gross Charge-offs	$(10)	$—	$—	$—	$—	$—	$—	$—	$(10)
Total Recorded Investment	$423,982	$163,073	$396,158	$130,172	$94,079	$245,457	$488,362	$—	$1,941,283
Total Gross Charge-Offs	$(10)	$—	$—	$(946)	$(50)	$(82)	$—	$—	$(1,088)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - As of and for the Three Months Ended March 31, 2026 and As of and for the Year Ended December 31, 2025

	March 31, 2026	December 31, 2025
Grade:
Pass	$1,865,123	$1,883,443
Special mention	47,254	47,672
Substandard	10,928	10,168
Doubtful	—	—
Total Recorded Investment	1,923,305	1,941,283
Charge-offs	(5)	(1,088)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At March 31, 2026, the Company had $47.3 million in loans identified as special mention, a decrease from $47.7 million at December 31, 2025. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At March 31, 2026, the Company had $10.9 million in loans identified as substandard, an increase of $760 thousand from $10.2 million at December 31, 2025. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At March 31, 2026, an individually assessed allowance for credit losses totaling $1.6 million has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at March 31, 2026 and December 31, 2025:

	Accruing
As of March 31, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$468	$—	$—	$468	$991,036	$10,108	$1,001,612
Commercial and industrial	498	98	—	596	471,809	—	472,405
Commercial construction	—	—	—	—	157,250	—	157,250
Consumer real estate	1,070	967	1,280	3,317	286,085	819	290,221
Consumer nonresidential	5	—	—	5	1,812	—	1,817
Total	$2,041	$1,065	$1,280	$4,386	$1,907,992	$10,927	$1,923,305

	Accruing
As of December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$—	$—	$1,022,541	$10,108	$1,032,649
Commercial and industrial	120	—	—	120	453,273	—	453,393
Commercial construction	—	3,421	—	3,421	149,585	—	153,006
Consumer real estate	2,986	972	545	4,503	292,455	60	297,018
Consumer nonresidential	5	5	—	10	5,207	—	5,217
Total	$3,111	$4,398	$545	$8,054	$1,923,061	$10,168	$1,941,283
The following presents nonaccrual loans as of March 31, 2026 and December 31, 2025 and interest income recognized for those year to date periods:

As of March 31, 2026	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,108	$10,108	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	819	—
Consumer nonresidential	—	—	—	—
Total	$819	$10,108	$10,927	$—

As of December 31, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,108	$10,108	$177
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	60	—	60	3
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$10,168	$180
There was one consumer mortgage loan totaling $60 thousand secured by a residential real estate property for which formal foreclosure proceedings were in process at both March 31, 2026 and December 31, 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $430 thousand and $103 thousand at March 31, 2026 and December 31, 2025, respectively, which have been reclassified from deposits to loans. At March 31, 2026 and December 31, 2025, loans with a carrying value of $434.4 million and $444.2 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
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
There was one loan for $147 thousand designated as a modification for borrowers who were experiencing financial difficulty at March 31, 2026. This loan modification was a term extension of twelve months. This modified loan is performing based on the modified terms at March 31, 2026. There were no loans designated as modifications for borrowers who were experiencing financial difficulty at March 31, 2025.
At March 31, 2026, the reserve for unfunded commitments decreased to $374 thousand from $471 thousand at December 31, 2025.
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Provision for credit losses - loans	$266	$154
Provision for (reversal of) credit losses - unfunded commitments	(98)	46
Total provision for credit losses	$168	$200

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies necessary in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of March 31, 2026 and December 31, 2025. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. As of March 31, 2026 and December 31, 2025, the Company had entered into 14 and 15 interest rate swap agreements, respectively, which were collateralized by $30 thousand in cash.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The notional amount and fair value of the Company's derivative financial instruments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$59,924	$1,622
Pay Fixed/Receive Variable Swaps	59,924	(1,622)

	December 31, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$68,688	$1,425
Pay Fixed/Receive Variable Swaps	68,688	(1,425)
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
At March 31, 2026 and December 31, 2025, the information pertaining to outstanding interest rate swap agreements used to hedge variability in cash flows was as follows:

	March 31, 2026	December 31, 2025
Notional amount	$170,000	$170,000
Weighted average pay rate	3.27%	3.27%
Weighted average receive rate	3.65%	3.80%
Weighted average maturity in years	1.83 years	2.08 years
Unrealized gain relating to interest rate swaps	$1,035	$71
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At March 31, 2026 and December 31, 2025, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measures cash flow hedging relationships for effectiveness on a monthly basis, and at March 31, 2026 and December 31, 2025, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimis.

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
At March 31, 2026 and December 31, 2025, the following financial instruments were outstanding, which contract amounts represent credit risk:

	March 31, 2026	December 31, 2025
Commitments to grant loans	$15,597	$70,256
Unused commitments to fund loans and lines of credit	180,638	154,857
Commercial and standby letters of credit	9,183	9,437
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
The Company maintains its cash accounts with the Federal Reserve Bank of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $4.4 million and $288 thousand at March 31, 2026 and December 31, 2025, respectively.
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
While the Bank provides banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While the Bank is not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in the Bank's inability to continue to provide banking services to these customers and legal action taken against the Bank by the federal government. There is uncertainty with respect to the potential impact to the consolidated financial statements if the federal government should take action against the Bank. As of March 31, 2026, the Bank has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with cannabis customers: deposit and loan balances at March 31, 2026 were approximately $144.8 million, or 7.1% of total deposits, and $183.5 million, or 9.5% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6.0% of total deposits, and $193.5 million, or 10.0% of total loans, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At March 31, 2026, 168,173 shares were available to grant under the Plan.
No options were granted during the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, there were 9,157 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants.
A summary of option activity under the Plan as of March 31, 2026, and changes during the three months ended March 31, 2026 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2026	260,777	$9.22	0.38
Granted	—	—
Exercised	(52,413)	9.22
Forfeited or expired	—	—
Outstanding and Exercisable at March 31, 2026	208,364	$9.22	0.13	$1,244,814
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2026. This amount changes based on changes in the market value of the Company's stock.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
As of March 31, 2026, all outstanding options of the Plan were fully vested. Tax benefits recognized for non-qualified stock option exercises during the three months ended March 31, 2026 and 2025 totaled $50 thousand and $294 thousand, respectively.
A summary of the Company's restricted stock unit activity as of March 31, 2026, and during the three months ended March 31, 2026 is presented below.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	173,129	$11.23
Granted	—	—
Vested	(34,629)	10.46
Forfeited	—	—
Balance at March 31, 2026	138,500	$11.41
The compensation cost that has been charged to income for the Plan was $215 thousand and $219 thousand for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, 1,061 shares and 2,544 shares, respectively, were withheld from issuance upon vesting of restricted stock units for income tax withholding by the participants. As of March 31, 2026, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 34 months.
Note 7. Fair Value Measurements
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with fair value measurements and disclosures topic of FASB Accounitng Standards Codification ("ASC") 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date (exit price). Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements at March 31, 2026 Using
	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,109	$—	$9,109	$—
Securities of state and local municipalities taxable	301	—	301	—
Corporate bonds	14,914	—	14,914	—
SBA pass-through securities	33	—	33	—
Mortgage-backed securities	122,486	—	122,486	—
Collateralized mortgage obligations	3,513	—	3,513	—
Total Available-for-Sale Securities	$150,356	$—	$150,356	$—
Derivative assets - interest rate swaps	$1,622	$—	$1,622	$—
Derivative assets - cash flow hedge	1,035	—	1,035	—
Liabilities
Derivative liabilities - interest rate swaps	$1,622	$—	$1,622	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2025 Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,116	$—	$9,116	$—
Securities of state and local municipalities taxable	312	—	312	—
Corporate bonds	14,772	—	14,772	—
SBA pass-through securities	38	—	38	—
Mortgage-backed securities	125,320	—	125,320	—
Collateralized mortgage obligations	3,601	—	3,601	—
Total Available-for-Sale Securities	$153,159	$—	$153,159	$—
Derivative assets - interest rate swaps	$1,425	$—	$1,425	$—
Derivative assets - cash flow hedge	71	—	71	—
Liabilities
Derivative liabilties - interest rate swaps	$1,425	$—	$1,425	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At March 31, 2026 and December 31, 2025, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$8,585	$—	$—	$8,585
Total collateral-dependent loans	$8,585	$—	$—	$8,585

		Fair Value Measurements Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$9,030	$—	$—	$9,030
Total collateral-dependent loans	$9,030	$—	$—	$9,030
The following tables display quantitative information about Level 3 Fair Value Measurements at March 31, 2026 and December 31, 2025:

Quantitative information about Level 3 Fair Value Measurements at March 31, 2026
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$8,585	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$9,030	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements as of March 31, 2026 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$9,437	$9,437	$—	$—
Interest-bearing deposits at other institutions	182,244	182,244	—	—
Securities held-to-maturity	265	—	262	—
Securities available-for-sale	150,356	—	150,356	—
Restricted stock	5,465	—	5,465	—
Loans, net	1,904,156	—	—	1,866,425
Bank owned life insurance	9,581	—	9,581	—
Accrued interest receivable	10,549	—	10,549	—
Derivative assets - interest rate swaps	1,622	—	1,622	—
Derivative assets - cash flow hedge	1,035	—	1,035	—

Financial liabilities:
Checking	$1,051,723	$—	$1,051,723	$—
Savings and money market	379,932	—	379,932	—
Time deposits	336,117	—	336,568	—
Wholesale deposits	259,963	—	260,011	—
Long-term debt, net of issuance costs	24,451	—	25,000	—
Accrued interest payable	2,045	—	2,045	—
Derivative liabilities - interest rate swaps	1,622	—	1,622	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$5,684	$5,684	$—	$—
Interest-bearing deposits at other institutions	121,947	121,947	—	—
Securities held-to-maturity	265	—	262	—
Securities available-for-sale	153,159	—	153,159	—
Restricted stock	5,446	—	5,446	—
Loans, net	1,922,397	—	—	1,882,271
Bank owned life insurance	9,508	—	9,508	—
Accrued interest receivable	10,277	—	10,277	—
Derivative assets - interest rate swaps	1,425	—	1,425	—
Derivative assets - cash flow hedge	71	—	71	—

Financial liabilities:
Checking	$1,104,262	$—	$1,104,262	$—
Savings and money market	331,048	—	331,048	—
Time deposits	277,010	—	277,810	—
Wholesale deposits	284,957	—	285,101	—
Long-term debt, net of issuance costs	18,750	—	19,007	—
Accrued interest payable	2,076	—	2,076	—
Derivative liabilities - interest rate swaps	1,425	—	1,425	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units for the three months ended March 31, 2026 and 2025, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for the three months ended March 31, 2026 and 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

	Three months ended March 31,
	2026	2025
Net income	$6,386	$5,165

Weighted average - basic shares	17,931	18,295
Effect of dilutive securities, restricted stock units and options	179	171
Weighted average - diluted shares	18,110	18,466

Basic EPS	$0.36	$0.28
Diluted EPS	$0.35	$0.28
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three months ended March 31, 2026 and 2025 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented.

	March 31, 2026
Three Months Ended March 31, 2026	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,698)	$118	$(19,580)
Net unrealized gains during the period	127	746	873
Other comprehensive income (loss), net of tax	127	746	873
Balance, end of period	$(19,571)	$864	$(18,707)

	March 31, 2025
Three Months Ended March 31, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	3,578	(2,198)	1,380
Other comprehensive income (loss), net of tax	3,578	(2,198)	1,380
Balance, end of period	$(23,914)	$2,028	$(21,886)
There were no reclassifications from AOCI into income for the three months ended March 31, 2026 or 2025.
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
($ in thousands, except per share data)
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
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Noninterest income
In-scope of Topic 606
Service charges on deposit accounts	$361	$270
Fees, exchange, and other service charges	86	100
Other income	11	12
Noninterest income (in-scope of Topic 606)	458	382
Noninterest income (out-scope of Topic 606)	425	289
Total noninterest income	$883	$671
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
not experience significant contract balances. As of March 31, 2026 and December 31, 2025, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the three months ended March 31, 2026 or the year ended December 31, 2025.
Note 11. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$12,417	$13,505
Income taxes	—	1,225
Noncash investing and financing activities:
Unrealized gains on securities available-for-sale	165	4,636
Unrealized gains/(losses) on interest rate swaps	323	(2,825)

Note 12.     Subsequent Events
Effective May 1, 2026, the Company completed the sale (the “Transaction”) of the Bank’s interest in Bearing Insurance Group, LLC to an unaffiliated third party. Based solely on information available to the Company, the Company estimates a pre-tax gain of approximately $845 thousand will be recognized on the Transaction, which will be included in the Company’s financial results for the second quarter of 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2026 and December 31, 2025 and the results of our operations for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

The foregoing factors should not be considered exhaustive and should be read together with other cautionary statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2025, including those discussed in the section entitled “Risk Factors”. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect our operations, financial condition, or results of operations.

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
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. We manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from our minority membership interest in Atlantic Coast Mortgage ("ACM"), merchant services fee income, insurance commission income, income from bank-owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
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

Results of Operations— Three Months Ended March 31, 2026 and 2025
Overview
We recorded net income of $6.4 million, or $0.35 diluted earnings per share, for the three months ended March 31, 2026, compared to net income of $5.2 million, or $0.28 diluted earnings per share, for the three months ended March 31, 2025, an increase of $1.2 million, or 24%.
Net interest income increased $2.4 million, or 16%, to $17.4 million for the three months ended March 31, 2026, compared to $15.1 million for the same period of 2025. Provision for credit losses totaled $168 thousand for the three months ended March 31, 2026 compared to $200 thousand for the three months ended March 31, 2025.
Noninterest income was $883 thousand and $671 thousand for the three months ended March 31, 2026 and 2025, respectively, an increase of $212 thousand, or 32%. Noninterest expense was $9.9 million for the three months ended March 31, 2026 compared to $9.1 million for the three months ended March 31, 2025, an increase of $739 thousand, or 8%.
The annualized return on average assets for the three months ended March 31, 2026 and 2025 was 1.17% and 0.94%, respectively. The annualized return on average equity for the three months ended March 31, 2026 and 2025 was 10.04% and 8.61%, respectively.
Core operating earnings (non-GAAP) for the three months ended March 31, 2026 and 2025 were $6.6 million and $5.2 million, respectively, an increase of $1.4 million, or 27%. Diluted core operating earnings per share (non-GAAP) for the three months ended March 31, 2026 and 2025 were $0.36 and $0.28, respectively.
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

Reconciliation of Net Income (GAAP) to Core Operating Earnings (Non-GAAP)
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Net income (as reported)	$6,386	$5,165
Accelerated debt issuance costs on sub debt redemption	244	$—
Provision for income taxes associated with non-GAAP adjustments	(55)	—
Non-GAAP Core Operating Earnings	$6,575	$5,165
Earnings per share - basic (GAAP net income)	$0.36	$0.28
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.01	$—
Earnings per share - basic (non-GAAP core operating earnings)	$0.37	$0.28
Earnings per share - diluted (GAAP net income)	$0.35	$0.28
Adjusted Earnings per share - Non-GAAP expenses including provision for income taxes	$0.01	$—
Adjustments to earnings per share - diluted (non-GAAP core operating earnings)	$0.36	$0.28
Return on average assets (GAAP net income)	1.17%	0.94%
Adjusted Non-GAAP expenses including provision for income taxes	0.03%	—%
Adjusted return on average assets (non‑GAAP core operating earnings)	1.20%	0.94%
Return on average equity (GAAP net income)	10.04%	8.61%
Adjusted Non-GAAP expenses including provision for income taxes	0.30%	—%
Adjusted return on average equity (non‑GAAP core operating earnings)	10.34%	8.61%

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2026 and 2025.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands)

	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,044,642	$14,017	5.37%	$1,027,564	$12,885	5.02%
Commercial and industrial	409,903	7,969	7.78%	324,023	6,369	7.86%
Commercial construction	154,755	2,521	6.52%	165,111	2,969	7.19%
Consumer real estate	293,264	3,443	4.70%	319,946	3,822	4.78%
Warehouse facilities	23,816	346	5.81%	21,847	347	6.35%
Consumer nonresidential	5,173	92	7.11%	8,102	161	7.95%
Total loans(1)	1,931,553	28,388	5.88%	1,866,593	26,553	5.69%

Investment securities(2)	183,478	958	2.09%	198,776	1,041	2.09%
Interest-bearing deposits at other financial institutions	52,209	475	3.69%	87,840	963	4.39%
Total interest‑earning assets and interest income	$2,167,240	$29,821	5.50%	$2,153,209	$28,557	5.31%

Noninterest‑earning assets:
Cash and due from banks	7,703			11,138
Premises and equipment, net	685			849
Accrued interest and other assets	57,270			54,981
Allowance for credit losses	(18,889)			(18,195)
Total assets	$2,214,009			$2,201,982

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$680,550	$4,441	2.65%	$617,141	$4,821	3.17%
Savings and money markets	333,331	2,408	2.93%	390,467	3,141	3.26%
Time deposits	293,200	2,742	3.79%	256,389	2,680	4.24%
Wholesale deposits	238,789	2,112	3.59%	249,888	2,150	3.49%
Total interest ‑ bearing deposits	1,545,870	11,703	3.07%	1,513,885	12,792	3.43%

Other borrowed funds	15,245	148	3.93%	50,000	468	3.80%
Long-term debt, net of issuance costs	16,220	566	14.14%	18,699	245	5.32%
Total interest‑bearing liabilities and interest expense	$1,577,335	$12,417	3.19%	$1,582,584	$13,505	3.46%
Noninterest‑bearing liabilities:
Demand deposits	355,456			354,629
Other liabilities	23,196			24,747
Common stockholders' equity	258,022			240,022
Total liabilities and stockholders' equity	$2,214,009			$2,201,982
Net interest income and net interest margin		$17,404	3.26%		$15,052	2.83%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $331 thousand and $670 thousand for the quarters ended March 31, 2026 and 2025, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Rate and Volume Analysis
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands)

	2026 Compared to 2025
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$214	$918	$1,132
Commercial and industrial	1,688	(88)	1,600
Commercial construction	(186)	(262)	(448)
Consumer residential	(319)	(60)	(379)
Warehouse facilities	31	(32)	(1)
Consumer nonresidential	(58)	(11)	(69)
Total loans	1,370	465	1,835

Investment securities(2)	(80)	(3)	(83)
Deposits at other financial institutions and federal funds sold	(389)	(99)	(488)

Total interest income	901	363	1,264

Interest expense:

Interest - bearing deposits:
Interest checking	495	(875)	(380)
Savings and money markets	(460)	(273)	(733)
Time deposits	385	(323)	62
Wholesale deposits	(95)	57	(38)
Total interest - bearing deposits	325	(1,414)	(1,089)

Other borrowed funds	(325)	5	(320)
Long-term debt, net of issuance costs	(32)	353	321
Total interest expense	(32)	(1,056)	(1,088)

Net interest income	$933	$1,419	$2,352
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.
.

Net interest income totaled $17.4 million for the three months ended March 31, 2026 compared to $15.1 million for the three months ended March 31, 2025, an increase of $2.4 million, or 16%. The increase in net interest income is primarily due to an increase in loan interest income from both increased yields on and the level of average loans receivable.
Our net interest margin for the three months ended March 31, 2026 and 2025 was 3.26% and 2.83%, respectively, an increase of 43 basis points, or 15%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year. We also reduced the cost of our non-maturity funding sources simultaneously with federal funds rate decisions during 2025. The yield on interest-earning assets increased 19 basis points to 5.50% for the three months ended March 31, 2026, compared to 5.31% for the same period of 2025. Our cost of interest-bearing liabilities decreased 27 basis points to 3.19% for the three months ended March 31, 2026, compared to 3.46% for the same period of 2025. During the first quarter of 2026, we recorded $244 thousand in accelerated debt issuance costs associated with the redemption of our subordinated debt in January 2026, which decreased net interest margin by 2 basis points for the three months ended March 31, 2026.
Average interest-earning assets for the three months ended March 31, 2026 increased $14.0 million to $2.17 billion compared to $2.15 billion for the three months ended March 31, 2025. This increase was primarily related to an increase in loans receivable, which increased $65.0 million, or 3%, offset by a decrease in interest-bearing deposits at other financial institutions of $35.6 million, or 41%. Total interest income increased $1.3 million, or 4%, to $29.8 million for the three months ended March 31, 2026 compared to $28.6 million for the three months ended March 31, 2025. The increase in our average volume of interest earning assets was the main driver to the increase in our interest income, contributing $901 thousand of the increase for the three months ended March 31, 2026 compared to the year ago quarter, in addition to the average rate which increased interest income by $363 thousand.
Average loans receivable increased $65.0 million to $1.93 billion for the three months ended March 31, 2026, compared to $1.87 billion for the three months ended March 31, 2025. The yield on average loans increased 19 basis points to 5.88% for the three months ended March 31, 2026, compared to 5.69% for the three months ended March 31, 2025. The increase in our average loan yields was primarily a result of new loan originations and loans repricing to current market interest rates and the increase in the volume of commercial and industrial loans. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2026 and 2025.
Average interest-earning deposits at other financial institutions, consisting primarily of excess cash reserves maintained at the Federal Reserve, decreased $35.6 million to $52.2 million for the quarter ended March 31, 2026, compared to $87.8 million for the quarter ended March 31, 2025. The decrease in our excess cash reserves is primarily due to an increase in loan originations, as average loans receivable increased $65.0 million year-over-year. The yield on average interest-earning deposits at other financial institutions decreased 70 basis points to 3.69% for the quarter ended March 31, 2026 compared to 4.39% for the same period of 2025, primarily as a result of the Federal Open Market Committee's decision to decrease its targeted federal funds rate 75 basis points during the course of 2025.
Total average interest-bearing liabilities was $1.58 billion for each of the three months ended March 31, 2026 and March 31, 2025.
Interest expense decreased $1.1 million to $12.4 million for the three months ended March 31, 2026, compared to $13.5 million for the three months ended March 31, 2025. The cost of interest-bearing liabilities decreased 27 basis points to 3.19% for the three months ended March 31, 2026 compared to 3.46% for the three months ended March 31, 2025. The decrease in the average rate was the primary driver of the decrease in interest expense for the first quarter of 2026 compared to the same period of 2025.
Total average interest-bearing deposits increased $32.0 million to $1.55 billion for the three months ended March 31, 2026 compared to $1.51 billion for the three months ended March 31, 2025. Interest expense on deposits decreased $1.1 million to $11.7 million for the three months ended March 31, 2026 compared to $12.8 million for the three months ended March 31, 2025, primarily as a result of the decrease in interest rates on interest-bearing deposits for the three months ended March 31, 2026. The cost of interest-bearing deposits decreased 36 basis points to 3.07% for the three months ended March 31, 2026 compared to 3.43% for the same period of 2025. Average noninterest-bearing deposits increased $827 thousand to $355.5 million for the three months ended March 31, 2026, compared to $354.6 million for the three months ended March 31, 2025. Average wholesale deposits decreased $11.1 million to $238.8 million for the three months ended March 31, 2026 compared to $249.9 million for the three months ended March 31, 2025. Cost of deposits (which includes noninterest-bearing deposits) was 2.50% for the three months ended March 31, 2026 compared to 2.78% for the same three month period of 2025, a decrease of 28 basis points, or 10%.
Average other borrowed funds decreased $34.8 million to $15.2 million for the quarter ended March 31, 2026, compared to $50.0 million for the quarter ended March 31, 2025. Interest expense on other borrowed funds decreased $320 thousand, or 68%, for the quarter ended March 31, 2026 to $148 thousand compared to $468 thousand for the same period of 2025. The cost of other borrowed funds increased 13 basis points to 3.93% for the three months ended March 31, 2026 compared to 3.80% for the three months ended March 31, 2025.
Average long-term debt, net of issuance costs, includes our subordinated debt issued in October 2020 until it was redeemed on January 15, 2026 and our unsecured senior notes since their issuance on February 11, 2026. Upon redemption of our subordinated debt on January, 15, 2026, we recognized $244 thousand in unamortized issuance costs associated with that debt issuance, which increased interest expense to $566 thousand for the three months ended March 31, 2026. Excluding these debt issuance costs, interest expense would have been $322 thousand, an increase of $77 thousand from the year ago quarter ended March 31, 2025, which was primarily due to the subordinated debt reverting from a fixed rate of 4.77% to a floating rate paying 3-month Secured Overnight Funding Rate ("SOFR") plus 471 basis points, or 8.59%, in October 2025. In addition, excluding the recognition of the unamortized debt issuance costs, the cost of long-term debt for the quarter ended March 31, 2026 was 8.05%, an increase of 273 basis points from 5.32% for the quarter ended March 31, 2025. The unsecured senior notes pay a fixed rate of 6.75%, a decrease of 184 basis points from 8.59% on the floating rate subordinated debt.
Provision Expense and Allowance for Credit Losses on Loans
Our policy is to maintain the ACL at a level that represents our best estimate of expected losses in the loan portfolio as of the valuation date. Both the amount of the provision and the level of the allowance for credit losses are impacted by many factors, including general and industry-specific economic conditions, actual and expected credit losses, historical trends and specific conditions of individual borrowers.
We recorded a provision for credit losses of $168 thousand for the three months ended March 31, 2026 and $200 thousand for the three months ended March 31, 2025. The allowance for credit losses was $19.1 million and $18.9 million at March 31, 2026 and December 31, 2025, respectively. Our allowance for credit losses as a percent of total loans, net of deferred fees and costs, was 1.00% and 0.97% for March 31, 2026 and December 31, 2025, respectively. The increase in the allowance for credit losses percentage at March 31, 2026 as compared to December 31, 2025 was due to an increase in our individually evaluated reserves and a slight increase in qualitative factors.
We lend to well-established and relationship-driven borrowers, which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of changes in economic conditions, such as inflation and recessionary conditions, changes in market interest rates, and changes in government policy. Nonperforming loans, net of fees, at March 31, 2026 totaled $12.2 million, or 0.52% of total assets, compared to $10.7 million, or 0.47% of total assets at December 31, 2025. We had no other real estate owned at March 31, 2026 and December 31, 2025. We recorded net charge-offs of $3 thousand and net recoveries of $139 thousand for the quarters ended March 31, 2026 and 2025, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the three months ended March 31, 2026 and 2025.
Noninterest Income
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025	Change from Prior Year
			Amount	Percent
Service charges on deposit accounts	$361	$270	$91	33.7%
Fees on loans	111	77	34	44.2%
BOLI income	73	70	3	4.3%
Income from minority membership interest	240	141	99	70.2%
Other fee income	98	113	(15)	(13.3)%
Total noninterest income	$883	$671	$212	31.6%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our bank-owned life insurance ("BOLI") policies, and other fee income, and continues to supplement our operating results. For the three months ended March 31, 2026 and 2025, we recorded noninterest income of $883 thousand and $671 thousand, respectively, an increase of $212 thousand, or 32%.
We recorded income from our minority membership interest in ACM totaling $240 thousand for the three months ended March 31, 2026, compared to $141 thousand for same period of 2025, which increased due to the volume of originations.

Noninterest Expense
The following table reflects the components of noninterest expense for the three months ended March 31, 2026 and 2025.
Noninterest Expense
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025	Change from Prior Year
			Amount	Percent
Salaries and employee benefits	$5,442	$4,783	$659	13.8%
Occupancy expense	538	529	9	1.7%
Internet banking and software expense	884	825	59	7.2%
Data processing and network administration	618	619	(1)	(0.2)%
State franchise taxes	568	596	(28)	(4.7)%
Audit, legal and consulting fees	273	242	31	12.8%
Loan related expenses	244	279	(35)	(12.5)%
FDIC insurance	330	330	—	—%
Marketing, business development and advertising	155	169	(14)	(8.3)%
Director fees	165	150	15	10.0%
Postage, courier and telephone	40	18	22	122.2%
Core deposit intangible amortization	25	35	(10)	(28.6)%
Other operating expenses	590	558	32	5.7%
Total noninterest expense	$9,872	$9,133	$739	8.1%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $9.9 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $739 thousand, or 8%.
Salaries and benefits expense increased $659 thousand to $5.4 million for the three months ended March 31, 2026 compared to $4.8 million for the same period in 2025. The increase in salaries and benefits expense when compared to the year ago quarter ended March 31, 2025 was primarily due to the filling of open positions that were vacant during 2025, along with an increase in payroll taxes and other incentive accruals during the first quarter of 2026. Internet banking and software expense increased $59 thousand for the three months ended March 31, 2026 to $884 thousand, compared to $825 thousand for the same period in 2025, primarily as we continue to enhance our customer digital solutions.
Income Taxes
We recorded a provision for income tax expense of $1.9 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 22.6% and 19.2%, respectively. In 2026, the Company recorded fewer tax benefits associated with the exercise or vesting of share based compensation.

Discussion and Analysis of Financial Condition
Overview
At March 31, 2026, total assets were $2.34 billion, an increase of $43.2 million, from $2.29 billion at December 31, 2025. Total loans, net of fees, decreased $18.0 million, or 1%, to $1.92 billion at March 31, 2026 from $1.94 billion at December 31, 2025. Investment securities were $150.6 million at March 31, 2026, a decrease of $2.8 million, from $153.4 million at December 31, 2025. Total deposits increased $30.5 million, or 2%, to $2.03 billion at March 31, 2026, from $2.00 billion at December 31, 2025. From time to time, we may utilize funding sources such as federal funds purchased and Federal Home Loan Bank ("FHLB") advances as an additional funding source for the Bank. We had no federal funds purchased at March 31, 2026 or December 31, 2025. The Bank had no FHLB advances outstanding at March 31, 2026 or December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at March 31, 2026 and December 31, 2025, respectively.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.92 billion at March 31, 2026 and $1.94 billion at December 31, 2025, a decrease of $18.0 million, or 1%.
Commercial real estate loans totaled $1.00 billion and $1.03 billion at March 31, 2026 and 2025, respectively, and were approximately 52% and 53% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $241.8 million at March 31, 2026 compared to $266.3 million at December 31, 2025. Nonowner-occupied commercial real estate loans were $759.8 million at March 31, 2026 compared to $766.3 million at December 31, 2025. Commercial construction loans totaled $157.3 million at March 31, 2026, compared to $153.0 million at December 31, 2025 and comprised 8% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 306% of our total risk-based capital at March 31, 2026. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $19.0 million to $472.4 million at March 31, 2026, an increase of 4%, from $453.4 million at December 31, 2025. The increase in commercial and industrial loans was a result of a continued increase in loan originations during 2026 in addition to an increase in the our warehouse lending facility which totaled $34.1 million at March 31, 2025 compared to $30.0 million at December 31, 2025. Consumer residential loans decreased $6.8 million to $290.2 million at March 31, 2026, from $297.0 million at December 31, 2025. The decrease in residential loans was primarily a result of principal repayments during 2026.

The following table presents the composition of our loans receivable portfolio at March 31, 2026 and December 31, 2025.
Loans Receivable
At March 31, 2026 and December 31, 2025
(Dollars in thousands)

	March 31, 2026	December 31, 2025
Commercial real estate	$1,001,612	$1,032,649
Commercial and industrial	472,405	453,393
Commercial construction	157,250	153,006
Consumer real estate	290,221	297,018
Consumer nonresidential	1,817	5,217

Total loans, net of fees	1,923,305	1,941,283

Less:
Allowance for credit losses on loans	19,149	18,886

Loans receivable, net	$1,904,156	$1,922,397

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $12.2 million and $10.7 million at March 31, 2026 and December 31, 2025, respectively, an increase of $1.5 million, or 14%. The increase in nonperforming loans at March 31, 2026 is primarily due to an increase in loans past due over 90 days at March 31, 2026, which increased $746 thousand. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. We individually evaluate each of our criticized loans, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $1.6 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively. Our ratio of nonperforming loans to total assets was 0.52% and 0.47% at March 31, 2026 and December 31, 2025, respectively. We had no other real estate owned at March 31, 2026 and December 31, 2025. Loan modifications for borrowers who were experiencing financial difficulty at March 31, 2026 totaled $147 thousand compared to none at December 31, 2025.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. At March 31, 2026, we had $47.3 million in loans identified as special mention, an increase of $893 thousand from December 31, 2025. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated. The increase from December 31, 2025 was a result of two loans downgraded to special mention totaling $1.4 million while one loan totaling $534 thousand, which was previously rated as special mention was upgraded during 2026. Six of the special mention loans are commercial real estate loans, with collateral in retail, mixed-use and multifamily, five of which are located in Washington, D.C. Of the loans located in Washington, D.C., four of the five loans have executed listing agreements and are currently either listed for sale or are in the process thereof. The Company expects that the sale of some of these properties will close prior to the end of the third quarter of 2026. These loans are well-secured with updated valuations and are not individually impaired. We believe there will be satisfactory resolution to each of these loans.
At March 31, 2026, we had $10.9 million in loans identified as substandard, an increase of $760 thousand from December 31, 2025. The increase in substandard loans was a result of the addition of one consumer mortgage loan that is in the process of foreclosure. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an individual analysis is completed. At March 31, 2026, reserves for individually assessed loans totaled $1.6 million and were allocated within the allowance for credit losses to supplement any shortfall of collateral.
The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At March 31, 2026 and December 31, 2025
(Dollars in thousands)

	March 31, 2026	December 31, 2025
Nonperforming assets:
Nonaccrual loans, gross	$10,927	$10,168
Loans contractually past‑due 90 days or more and still accruing	1,280	545
Total nonperforming loans (NPLs)	$12,207	$10,713
Total nonperforming assets (NPAs)	$12,207	$10,713

NPLs/Total Assets	0.52%	0.47%
NPAs/Total Assets	0.52%	0.47%
Allowance for credit losses on loans/NPLs	156.87%	172.86%

The concentration of commercial real estate loans to total risk-based capital was 306% and construction loans to total risk-based capital was 52%, at March 31, 2026. The reduction in commercial real estate concentration reflects our long-term strategic objective to diversify our loan portfolio mix.
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $1.00 billion, or 52% of total loans, at March 31, 2026 and $1.04 billion, or 56% of total loans, at December 31, 2025. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $160.9 million, or 8% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $1.0 million, or 0.05% of total loans, located in Washington, D.C. Loans secured by retail properties totaled $212.0 million, or 11% of total loans, at March 31, 2026, with $9.1 million, or less than 1% of total loans, located in Washington, D.C. Loans secured by multi-family commercial properties totaled $178.7 million, or 9% of total loans, at March 31, 2026, with $81.3 million, or 4% of total loans, located in Washington, D.C. (a decrease from $98.7 million at December 31, 2025).
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at March 31, 2026 (dollars in thousands).

Owner Occupied CRE (1)				Non-Owner Occupied CRE (1)				Construction		Total CRE
Asset Class	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (3)	Total Bank Owned Principal (3)	% of Total Loans
Office, Class A	63%	7	$40,477	40%	2	$14,951	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$55,428
Office, Class B	48%	23	8,165	44%	22	44,383		—	—	52,548
Office, Class C	45%	9	5,015	30%	7	7,499		3	1,068	13,582
Office, Medical	37%	6	946	43%	5	24,578		1	13,792	39,316
Subtotal		45	$54,603		36	$91,411		4	$14,860	$160,874	8%

Retail- Neighborhood/Community Shop		—	$—	43%	32	$91,208	Counties of Prince George's and Baltimore, MD and Fairfax County, VA	—	$—	$91,208
Retail- Restaurant	52%	4	4,314	37%	11	20,153		—	—	24,467
Retail- Single Tenant	53%	5	1,794	40%	14	26,133		—	—	27,927
Retail- Anchored,Other	—%	—	—	49%	12	32,265		—	—	32,265
Retail- Grocery-anchored		—	—	40%	6	36,151		—	—	36,151
Subtotal		9	$6,108		75	$205,910		—	$—	$212,018	11%

Multi-family, Class A		—	$—	41%	2	$1,421	Washington, D.C., Baltimore City, MD and Richmond City, VA	2	$33,111	$34,532
Multi-family, Class B		—	—	60%	18	62,912		—	—	62,912
Multi-family, Class C		—	—	53%	58	70,965		1	977	71,942
Multi-Family-Affordable Housing		—	—	52%	2	9,297		—	—	9,297
Subtotal		—	$—		80	$144,595		3	$34,088	$178,683	9%

Industrial	46%	37	$100,851	53%	26	$110,121	Counties of Prince William and Fairfax, VA and Howard County, MD	—	$—	$210,972
Warehouse	46%	8	6,894	21%	6	5,215		—	—	12,109
Flex	49%	12	10,267	52%	13	54,611		2	—	64,878
Subtotal		57	$118,012		45	$169,947		2	$—	$287,959	15%

Hotels		—	$—	40%	7	$35,102		1	$7,589	$42,691	2%
Mixed Use	43%	8	6,611	59%	27	44,662		—	—	51,273	3%

Land	66%		—	—%	0	—		20	31,695	31,695	2%
1- 4 family construction			—			—		14	48,456	48,456	2%
Other (including net deferred fees)			56,496			68,155			20,562	145,213	8%
Total commercial real estate and construction loans, net of fees, at March 31, 2026			$241,830			$759,782			$157,250	$1,158,862	60%
Total commercial real estate and construction loans, net of fees, at December 31, 2025			$266,317			$766,332			$153,006	$1,185,655	61%
_________________________
(1).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
(2).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(3).Bank-owned principal is not adjusted for deferred fees and costs.

The loans shown in the above table exhibit strong credit quality, with one nonaccrual loan at March 31, 2026 totaling $10.1 million, which has a specific reserve of $1.6 million. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.
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
Allowance for Credit Losses on Loans
For the Three Months Ended March 31, 2026 and 2025
(Dollars in thousands)

	2026		2025
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net recoveries to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	136	0.01%
Consumer residential	—	—%	—	—%
Consumer nonresidential	(3)	—%	3	—%
Total	$(3)	—%	$139	0.01%
Average loans outstanding during the period	$1,931,553		$1,866,593

			At March 31,
			2026	2025
Allowance for credit losses on loans receivable, net of fees			1.00%	0.98%

Allocation of the Allowance for Credit Losses on Loans
At March 31, 2026 and December 31, 2025
(Dollars in thousands)

	2026		2025
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,782	51.09%	$9,236	48.90%
Commercial and industrial	4,512	23.56%	4,523	23.95%
Commercial construction	1,896	9.90%	1,940	10.27%
Consumer residential	2,859	14.93%	3,054	16.17%
Consumer nonresidential	100	0.52%	133	0.70%
Total allowance for credit losses	$19,149	100.00%	$18,886	100.00%

___________________
*Percentage of loan type to the total loan portfolio.
Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of March 31, 2026 and December 31, 2025 totaled $265 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $150.4 million at March 31, 2026, a decrease of $2.8 million, or 2%, from $153.2 million at December 31, 2025, primarily due to principal repayments of $3.0 million, offset by an increase in the market value of the investment securities portfolio totaling $165 thousand at March 31, 2026.
At March 31, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio is 5.21 years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $18.8 million and $19.4 million at March 31, 2026 and December 31, 2025, respectively. There were no investment securities that were pledged to secure Federal Reserve Bank of Richmond ("FRB") borrowings at March 31, 2026 and December 31, 2025, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of March 31, 2026, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance for credit losses was recognized for our investment securities portfolio as of March 31, 2026.
We hold restricted investments in equities of the FRB and FHLB. At each of March 31, 2026 and December 31, 2025, we owned $3.6 million in FRB stock and $1.7 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at March 31, 2026 and December 31, 2025.
Investment Securities by Stated Yields
At March 31, 2026 and December 31, 2025

	At March 31, 2026
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	8.93	3.60	—	4.51
Mortgaged‑backed securities	—	4.42	4.58	1.62	1.71
Total available‑for‑sale securities	—%	3.27%	3.79%	1.63%	1.96%
Total investment securities	—%	3.25%	3.79%	1.63%	1.96%

	At December 31, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—	—	—	2.92	2.92
Corporate bonds	—	9.12	3.60	—	4.55
Mortgaged‑backed securities	—	4.41	4.52	1.61	1.70
Total available‑for‑sale securities	—%	3.30%	3.79%	1.62%	1.95%
Total investment securities	—%	3.29%	3.79%	1.62%	1.95%

Deposits and Other Borrowed Funds
The following table sets forth the balances of deposits and the percentage of each category to total deposits for the three months ended March 31, 2026 and March 31, 2025:
Average Deposit Balances
For the three Months Ended March 31, 2026 and 2025

(Dollars in thousands)	March 31, 2026		March 31, 2025
Noninterest-bearing demand	$355,456	18.70%	$354,629	18.98%
Interest-bearing deposits
Interest checking	680,550	35.79%	617,141	33.03%
Savings and money markets	333,331	17.53%	390,467	20.90%
Certificate of deposits, $100,000 to $249,999	115,927	6.10%	67,063	3.59%
Certificate of deposits, $250,000 or more	177,273	9.32%	189,326	10.13%
Wholesale deposits	238,789	12.56%	249,888	13.37%
Total	$1,901,326	100.00%	$1,868,514	100.00%
Total deposits increased $30.5 million, or 2%, to $2.03 billion at March 31, 2026 from $2.00 billion at December 31, 2025. Noninterest-bearing deposits were $369.3 million at March 31, 2026, or 18.2% of total deposits. Core deposits, which exclude wholesale deposits, increased $55.5 million, or 3%, to $1.77 billion at March 31, 2026, compared to $1.71 billion at December 31, 2025. Interest checking decreased $58.6 million, or 8%, to $682.5 million at March 31, 2026 compared to $741.0 million at December 31, 2025. Savings and money market deposits increased $48.9 million, or 15%, to $379.9 million at March 31, 2026 compared to $331.0 million at December 31, 2025. Time deposits increased $59.1 million, or 21%, to $336.1 million at March 31, 2026 from $277.0 million at December 31, 2025.
Wholesale deposits were $260.0 million at March 31, 2026 compared to $285.0 million at December 31, 2025, a decrease of $25.0 million, or 9%. Wholesale deposits decreased during 2026 as a direct result of an increase in our core deposit base. Wholesale deposits are partially fixed with a weighted average rate of 3.59%, as we have previously executed $170 million in pay-fixed/receive-floating interest rate swaps to reduce funding costs. In addition, we are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation ("FDIC") insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At March 31, 2026 and December 31, 2025, we had $214.7 million and $291.9 million, respectively, in CDARS reciprocal and ICS reciprocal products.
As of March 31, 2026, the estimated amount of total uninsured deposits (including collateralized deposits) was $936.0 million, or 46.2%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits decreases to $736.8 million, or 36.3% of total deposits, at March 31, 2026.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at March 31, 2026.
Certificates of Deposit Greater than $250,000
At March 31, 2026
(Dollars in thousands)

March 31, 2026
Three months or less	$53,771
Over three months through six months	29,242
Over six months through twelve months	33,880
Over twelve months	50,657
$167,550
We had no other borrowed funds at March 31, 2026 and December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, we did not have any federal funds purchased.
During the first quarter of 2026, we redeemed in full our $18.8 million in outstanding subordinated debt, which had converted from fixed rate to floating rate paying 3-month SOFR plus 471 basis points, or 8.59%. This funding source was replaced by a private placement of $25 million in senior unsecured notes (the “Senior Notes”) which have a fixed rate of 6.75%. The Senior Notes were rated BBB (low) by Morningstar DBRS and have a three-year term maturing on March 1, 2029.

Capital Resources
Capital adequacy is an important measure of financial stability and performance. Our objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.
Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profile of the financial institution. The minimum capital requirements for the Bank are: (i) Common Equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Additionally, a capital conservation buffer requirement of 2.5% of risk-weighted assets is designed to absorb losses during periods of economic stress and is applicable to the Bank’s CET1 capital, Tier 1 capital and total capital ratios. Including the conservation buffer, we currently consider the Bank’s minimum capital ratios to be as follows: 7.00% for CET1; 8.50% for Tier 1 capital; and 10.50% for total capital. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the minimum plus the conservation buffer will face constraints on dividends, equity repurchases, and compensation.
We believe that the Bank met all capital adequacy requirements to which it was subject at March 31, 2026 and December 31, 2025.
Shareholders' equity at March 31, 2026 was $260.3 million, an increase of $6.7 million, compared to $253.6 million at December 31, 2025. Net income recorded for the three months ended March 31, 2026 contributed $6.4 million to the increase in shareholders' equity. Accumulated other comprehensive loss decreased $873 thousand for the quarter ended March 31, 2026, primarily as a result of the increase in the market value of our investment securities portfolio.
Total shareholders' equity to total assets for each of March 31, 2026 and December 31, 2025 was 11.1%. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at March 31, 2026 and December 31, 2025 was $14.06 and $13.74, respectively.
As noted above, regulatory capital levels for the Bank meets those established for "well capitalized" institutions. While we are currently considered "well capitalized," we may from time to time find it necessary to access the capital markets to meet our growth objectives or capitalize on specific business opportunities.

As the Company is a bank holding company with less than $3 billion in assets, and which does not (i) conduct significant off-balance sheet activities, (ii) engage in significant non-banking activities, or (iii) have a material amount of securities registered under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), it is not currently subject to risk-based capital requirements adopted by the Federal Reserve, pursuant to the small bank holding company policy statement. The Federal Reserve has not historically deemed a bank holding company ineligible for application of the small bank holding company policy statement solely because its common stock is registered under the Exchange Act. There can be no assurance that the Federal Reserve will continue this practice.
The following tables shows the minimum capital requirements and the Bank's capital position at March 31, 2026 and December 31, 2025.
Bank Capital Components
At March 31, 2026 and December 31, 2025
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2026
Total risk-based capital	$299,996	15.86%	$198,634	>	10.50%	$189,175	>	10.00%
Tier 1 risk-based capital	280,473	14.83%	160,799	>	8.50%	151,340	>	8.00%
Common equity tier 1 capital	280,473	14.83%	132,423	>	7.00%	122,964	>	6.50%
Leverage capital ratio	280,473	12.61%	88,993	>	4.00%	111,242	>	5.00%
At December 31, 2025
Total risk-based capital	$296,612	15.38%	$202,553	>	10.50%	$192,908	>	10.00%
Tier 1 risk-based capital	277,254	14.37%	163,972	>	8.50%	154,326	>	8.00%
Common equity tier 1 capital	277,254	14.37%	135,036	>	7.00%	125,390	>	6.50%
Leverage capital ratio	277,254	12.23%	90,659	>	4.00%	113,324	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At March 31, 2026 and December 31, 2025
(Dollars in thousands, except per share data)

	2026	2025
Total stockholders' equity (GAAP)	$260,331	$253,600
Less: goodwill and intangibles, net	(7,270)	(7,295)
Tangible Common Equity (non-GAAP)	$253,061	$246,305

Book value per common share (GAAP)	$14.47	$14.15
Less: intangible book value per common share	(0.41)	(0.41)
Tangible book value per common share (non-GAAP)	$14.06	$13.74
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. As of March 31, 2026 and December 31, 2025, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 46% and 45% of total deposits, respectively.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $342.0 million at March 31, 2026, or 15% of total assets, an increase from $280.8 million, or 12% of total assets, at December 31, 2025. At March 31, 2026 and December 31, 2025, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $18.8 million and $19.4 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At March 31, 2026
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$453,263
FRB discount window secured borrowings (2)	—	268,676
Unsecured federal fund purchase lines	—	212,196
Total	$130,000	$934,135
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
At March 31, 2026 and 2025, unused commitments to fund loans and lines of credit totaled $196.2 million and $225.1 million, respectively. Commercial and standby letters of credit totaled $9.2 million at March 31, 2026 and $9.4 million at December 31, 2025. We record a reserve for unfunded commitments based on an estimate of future draws and applying our expected loss rates on those draws. At March 31, 2026 and December 31, 2025, our reserve for unfunded commitments totaled $374 thousand and $471 thousand, respectively.
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
While we are providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While we are not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government. There is an uncertainty of the potential impact to our consolidated financial statements if the federal government should take action against us. As of March 31, 2026, we have not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers: Deposit and loan balances at March 31, 2026 were approximately $144.8 million, or 7.1% of total deposits, and $183.5 million, or 9.5% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6.0% of total deposits, and $193.6 million, or 10.0% of total loans, respectively.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)On March 17, 2026, we publicly announced that the Company's Board of Directors had renewed the share repurchase program (the "Repurchase Program") that was initiated in 2020. Under the renewed Repurchase Program, we may purchase up to 1,400,000 shares of our common stock, or approximately 8% of our outstanding shares of common stock at December 31, 2025. The Repurchase Program will expire on March 31, 2027, subject to earlier termination of the program by the Board of Directors.
No shares were repurchased during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1	Form of Senior Unsecured Note due March 1, 2029 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on February 12, 2026).
10.1	Form of Senior Unsecured Note Purchase Agreement dated February 11, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 12, 2026).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: May 7, 2026	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Sr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)