Form 10-Q
period 2026-06-30
FVCBankcorp, Inc.
filed 2026-08-06
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,034,205 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2026.

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
June 30, 2026 and December 31, 2025
(In thousands, except share and per share data)

			June 30, 2026	December 31, 2025
			(Unaudited)
Assets
Cash and due from banks			$12,240	$5,684
Interest-bearing deposits at other financial institutions			238,746	121,947
Securities held-to-maturity (fair value of $263 thousand and $262 thousand at June 30, 2026 and December 31, 2025, respectively), net of allowance for credit losses of $0 and $0 at June 30, 2026 and December 31, 2025, respectively			265	265
Securities available-for-sale, at fair value			146,934	153,159
Restricted stock, at cost			5,465	5,446
Loans, net of allowance for credit losses of $19.2 million and $18.9 million at June 30, 2026 and December 31, 2025, respectively			1,880,231	1,922,397
Premises and equipment, net			635	693
Accrued interest receivable			10,188	10,277
Prepaid expenses			4,456	3,311
Deferred tax assets, net			12,289	12,251
Goodwill and intangibles, net			7,247	7,295
Bank owned life insurance			9,655	9,508
Operating lease right-of-use assets			5,324	6,062
Other assets			33,519	33,961
Total assets			$2,367,194	$2,292,256

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$415,286	$363,228
Interest-bearing checking			705,016	741,034
Savings and money market			377,475	331,048
Time deposits			312,763	277,010
Wholesale deposits			241,188	284,957
Total deposits			$2,051,728	$1,997,277

Long-term debt, net of issuance costs			$24,481	$18,750
Accrued interest payable			2,632	2,076
Operating lease liabilities			5,679	6,486
Reserves for unfunded commitments			615	471
Accrued expenses and other liabilities			15,483	13,596
Total liabilities			$2,100,618	$2,038,656

Shareholders' Equity	2026	2025
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,034,205	17,917,504	180	179
Additional paid-in capital			121,764	122,144
Retained earnings			163,121	150,857
Accumulated other comprehensive (loss), net			(18,489)	(19,580)
Total shareholders' equity			$266,576	$253,600
Total liabilities and shareholders' equity			$2,367,194	$2,292,256
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2026 and 2025
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$29,475	$27,029	$57,864	$53,582
Interest and dividends on securities held-to-maturity	2	3	3	6
Interest and dividends on securities available-for-sale	848	914	1,713	1,828
Dividends on restricted stock	88	120	179	244
Interest on deposits at other financial institutions	668	1,364	1,143	2,327
Total interest and dividend income	$31,081	$29,430	$60,902	$57,987
Interest Expense
Interest on deposits	$11,360	$12,958	$23,064	$25,750
Interest on short-term debt	96	468	243	936
Interest on long-term debt	476	245	1,042	490
Total interest expense	$11,932	$13,671	$24,349	$27,176
Net Interest Income	$19,149	$15,759	$36,553	$30,811
Provision for credit losses	241	105	409	305
Net interest income after provision for credit losses	$18,908	$15,654	$36,144	$30,506
Noninterest Income
Service charges on deposit accounts	$426	$282	$789	$552
Gain on sale of minority interest	847	—	847	—
Bank owned life insurance income	74	71	147	141
Income from minority membership interests	600	351	840	492
Gain on termination of derivative instruments	—	154	—	154
Other income	205	150	412	340
Total noninterest income	$2,152	$1,008	$3,035	$1,679
Noninterest Expenses
Salaries and employee benefits	$5,928	$5,036	$11,369	$9,818
Occupancy and equipment expense	510	539	1,047	1,067
Data processing and network administration	696	550	1,315	1,169
Internet banking and software expense	884	864	1,768	1,689
State franchise taxes	577	583	1,145	1,178
FDIC insurance	190	290	520	620
Marketing, business development and advertising	302	249	458	418
Loan related expenses	257	204	501	483
Directors' fees	165	150	330	300
Core deposit intangible amortization	22	32	47	67
Other operating expenses	1,058	931	1,961	1,752
Total noninterest expenses	$10,589	$9,428	$20,461	$18,561
Net income before income tax expense	$10,471	$7,234	$18,718	$13,624
Income tax expense	2,248	1,567	4,110	2,792
Net income	$8,223	$5,667	$14,608	$10,832
Earnings per share, basic	$0.46	$0.31	$0.81	$0.59
Earnings per share, diluted	$0.45	$0.31	$0.81	$0.59
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,223	$5,667	$14,608	$10,832
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax benefit of $43 thousand and $5 thousand for the three and six months ended June 30, 2026, respectively, and net of tax expense of $304 thousand and $1.4 million for the three and six months ended June 30, 2025, respectively.	(143)	1,046	(16)	4,624
Unrealized gain on interest rate swaps, net of tax expense of $153 thousand and $370 thousand for the three and six months ended June 30, 2026, respectively, and unrealized loss on interest rate swaps, net of tax benefit of $414 thousand and $1.1 million for the three and six months ended June 30, 2025, respectively.	493	(1,545)	1,239	(3,743)
Reclassification adjustment for derivative termination gains realized in income, net of tax expense of $40 for the three and six months ended June 30, 2026, respectively, and for derivative termination gains realized in income, net of tax expense of $35 thousand for the three and six months ended June 30, 2025, respectively.	(132)	119	(132)	119
Total other comprehensive income (loss)	$218	$(380)	$1,091	$1,000
Total comprehensive income	$8,441	$5,287	$15,699	$11,832
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2026	2025
Cash Flows From Operating Activities
Net income	$14,608	$10,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84	114
Provision for credit losses	409	305
Net amortization of premium of securities	82	96
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(868)	(410)
Gain on derivative termination	—	(154)
Gain on sale of minority membership interest	(847)	—
(Income) from minority membership interest	(840)	(492)
Amortization of debt issuance costs	250	27
Core deposits intangible amortization	47	67
Equity-based compensation expense	554	433
Bank owned life insurance income	(147)	(141)
Changes in assets and liabilities:
Increase in accrued interest receivable, prepaid expenses and other assets	2,124	468
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	1,102	(2,441)
Net cash provided by operating activities	$16,558	$8,704
Cash Flows From Investing Activities
Decrease in interest-bearing deposits at other financial institutions	$(116,799)	$(37,716)
Purchases of available-for-sale securities	—	(1,995)
Proceeds from repayments, calls and maturities of securities available-for-sale	6,121	7,496
Net (purchase) redemption of restricted stock	(18)	412
Net decrease in loans	42,767	1,177
Purchases of premises and equipment, net	(26)	(29)
Proceeds from sale of minority interest	1,296	—
Net cash used in investing activities	$(66,659)	$(30,655)
Cash Flows From Financing Activities
Net increase in non-maturing deposits	$62,467	$17,221
Net (decrease) increase in time deposits	(8,016)	15,647
Redemption of subordinated debt	(19,000)	—
Issuance of senior debt, net of issuance costs	24,481	—
Repurchase of shares to satisfy tax withholding for stock-based compensation	(46)	(53)
Repurchases of common stock	(2,077)	(4,635)
Cash dividends paid on common stock	(2,344)	—
Common stock issuance	1,192	236
Net cash provided by financing activities	$56,657	$28,416
Net increase in cash and cash equivalents	$6,556	$6,465
Cash and cash equivalents, beginning of year	5,684	8,161
Cash and cash equivalents, end of period	$12,240	$14,626

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(In thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	18,204	$182	$127,471	$130,967	$(23,266)	$235,354
Net income	—	—	—	10,832	—	10,832
Repurchases of common stock	(415)	(4)	(4,635)	—	—	(4,639)
Other comprehensive income	—	—	—	—	1,000	1,000
Common stock issuance for options exercised, net	170	2	234	—	—	236
Vesting of restricted stock grants, net	60	—	(53)	—	—	(53)
Stock-based compensation expense	—	—	433	—	—	433
Balance at June 30, 2025	18,019	$180	$123,450	$141,799	$(22,266)	$243,163
Balance at March 31, 2025	18,406	$184	$127,898	$136,132	$(21,886)	$242,328
Net income	—	—	—	5,667	—	5,667
Repurchases of common stock	(415)	(4)	(4,635)	—	—	(4,639)
Other comprehensive (loss)	—	—	—	—	(380)	(380)
Vesting of restricted stock grants, net	28	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	214	—	—	214
Balance at June 30, 2025	18,019	$180	$123,450	$141,799	$(22,266)	$243,163
Balance at December 31, 2025	17,918	$179	$122,144	$150,857	$(19,580)	$253,600
Net income	—	—	—	14,608	—	14,608
Repurchases of common stock	(131)	(1)	(2,076)	—	—	(2,077)
Other comprehensive income	—	—	—	—	1,091	1,091
Common stock issuance for options exercised, net	184	2	1,190	—	—	1,192
Vesting of restricted stock grants, net	63	—	(48)	—	—	(48)
Cash dividends paid on common stock	—	—	—	(2,344)	—	(2,344)
Stock-based compensation expense	—	—	554	—	—	554
Balance at June 30, 2026	18,034	$180	$121,764	$163,121	$(18,489)	$266,576
Balance at March 31, 2026	17,994	$180	$122,690	$156,168	$(18,707)	$260,331
Net income	—	—	—	8,223	—	8,223
Repurchases of common stock	(132)	(1)	(2,076)	—	—	(2,077)
Other comprehensive income	—	—	—	—	218	218
Common stock issuance for options exercised, net	141	1	843	—	—	844
Vesting of restricted stock grants, net	31	—	(32)	—	—	(32)
Cash dividends paid on common stock	—	—	—	(1,270)	—	(1,270)
Stock-based compensation expense	—	—	339	—	—	339
Balance at June 30, 2026	18,034	$180	$121,764	$163,121	$(18,489)	$266,576
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to current period presentation. There was no impact to Shareholders' Equity or Net Income from these adjustments.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(2)	$263
Total Held-to-maturity Securities	$265	$—	$(2)	$263
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(932)	$9,067
Securities of state and local municipalities	338	—	(47)	291
Corporate bonds	16,000	—	(761)	15,239
SBA pass-through securities	35	—	(2)	33
Mortgage-backed securities	141,901	15	(23,045)	118,871
Collateralized mortgage obligations	4,027	—	(594)	3,433
Total Available-for-sale Securities	$172,300	$15	$(25,381)	$146,934

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(3)	$262
Total Held-to-maturity Securities	$265	$—	$(3)	$262
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(883)	$9,116
Securities of state and local municipalities	358	—	(46)	312
Corporate bonds	16,000	—	(1,228)	14,772
SBA pass-through securities	40	—	(2)	38
Mortgage-backed securities	147,931	46	(22,657)	125,320
Collateralized mortgage obligations	4,175	—	(574)	3,601
Total Available-for-sale Securities	$178,503	$46	$(25,390)	$153,159
No allowance for credit losses was recognized at June 30, 2026 and December 31, 2025 related to the Company's investment portfolio.
There were no securities pledged to secure borrowings at June 30, 2026 and December 31, 2025, respectively. The Company had securities with a carrying value of $18.4 million and $19.4 million pledged to secure public deposits at June 30, 2026 and December 31, 2025, respectively.
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at June 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Held-to-Maturity: State municipal and tax exempt	June 30, 2026	December 31, 2025
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position at June 30, 2026 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,067	$(932)	$9,067	$(932)
Securities of state and local municipalities	—	—	291	(47)	291	(47)
Corporate bonds	1,745	(5)	13,494	(756)	15,239	(761)
SBA pass-through securities	—	—	33	(2)	33	(2)
Mortgage-backed securities	1,933	(13)	115,047	(23,032)	116,980	(23,045)
Collateralized mortgage obligations	—	—	3,433	(594)	3,433	(594)
Total	$3,678	$(18)	$141,365	$(25,363)	$145,043	$(25,381)

Available-for-sale securities that have been in a continuous unrealized loss position at December 31, 2025 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,116	$(883)	$9,116	$(883)
Securities of state and local municipalities	—	—	312	(46)	312	(46)
Corporate bonds	1,738	(12)	13,034	(1,216)	14,772	(1,228)
SBA pass-through securities	—	—	38	(2)	38	(2)
Mortgage-backed securities	—	—	121,446	(22,657)	121,446	(22,657)
Collateralized mortgage obligations	968	(14)	2,633	(560)	3,601	(574)
Total	$2,706	$(26)	$146,579	$(25,364)	$149,285	$(25,390)
Securities of U.S. government and federal agencies: The unrealized losses on two available-for-sale securities were caused by the increase in current market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.
Securities of state and local municipalities: The unrealized loss on one of the investments in securities of state and local municipalities was caused by the increase in current market interest rates. The contractual terms of this investment do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. The investment carries an S&P investment grade rating of AAA.
Corporate bonds: The unrealized losses on 11 of the investments in corporate bonds were caused by the increase in current market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Some of these investments do not carry a rating.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
SBA pass-through securities: The unrealized loss on one available-for-sale security was caused by the increase in current market interest rates. The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investments.
Mortgage-backed securities: The unrealized losses on the Company’s investment on 38 mortgage-backed securities were caused by the increase in current market interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
Collateralized mortgage obligations ("CMOs"): The unrealized losses associated with 11 CMOs were caused by the increase in current market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
The Company has evaluated its available-for-sale investment securities in an unrealized loss position for credit related impairment at June 30, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	June 30, 2026
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$265	$263	$—	$—
After 1 year through 5 years	—	—	14,782	13,805
After 5 years through 10 years	—	—	15,978	15,219
After 10 years	—	—	141,540	117,910
Total	$265	$263	$172,300	$146,934
For the six months ended June 30, 2026 and 2025, principal repayments of securities totaled $6.1 million and $7.5 million, respectively. No securities were purchased during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company purchased $2.0 million in investment securities. No securities were sold during the six months ended June 30, 2026 and 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at June 30, 2026 and December 31, 2025 follows:

	June 30, 2026	December 31, 2025
Commercial real estate	$962,332	$1,032,649
Commercial and industrial	512,591	453,393
Commercial construction	139,273	153,006
Consumer real estate	283,049	297,018
Consumer nonresidential	2,137	5,217
	$1,899,382	$1,941,283
Less:
Allowance for credit losses	19,151	18,886
Loans, net	$1,880,231	$1,922,397
An analysis of the allowance for credit losses for the three and six months ended June 30, 2026 and 2025, and for the year ended December 31, 2025 follows:
Allowance for Credit Losses
For the Three Months Ended June 30, 2026

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2026
Allowance for credit losses:
Beginning Balance, April 1	$9,782	$4,512	$1,896	$2,859	$100	$19,149
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	2	2
Provision (reversal)	(171)	311	(219)	65	14	—
Ending Balance, June 30	$9,611	$4,823	$1,677	$2,924	$116	$19,151
Allowance for Credit Losses
For the Six Months Ended June 30, 2026

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2026
Allowance for credit losses:
Beginning Balance, January 1	$9,236	$4,523	$1,940	$3,054	$133	$18,886
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	—	—	—	—	4	4
Provision (reversal)	375	300	(263)	(130)	(16)	266
Ending Balance, June 30	$9,611	$4,823	$1,677	$2,924	$116	$19,151

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Allowance for Credit Losses
For the Three Months Ended June 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2025
Allowance for credit losses:
Beginning Balance, April 1	$8,976	$3,687	$2,029	$3,636	$94	$18,422
Charge-offs	—	(528)	—	—	(10)	(538)
Recoveries	—	19	—	—	1	20
Provision (reversal)	(337)	623	119	(210)	(34)	161
Ending Balance, June 30	$8,639	$3,801	$2,148	$3,426	$51	$18,065
Allowance for Credit Losses
For the Six Months Ended June 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
June 30, 2025
Allowance for credit losses:
Beginning Balance, January 1	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(578)	—	—	(10)	(588)
Recoveries	—	205	—	—	4	209
Provision (reversal)	(795)	1,035	435	(349)	(11)	315
Ending Balance, June 30	$8,639	$3,801	$2,148	$3,426	$51	$18,065
Allowance for Credit Losses
For the Year Ended December 31, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2025
Allowance for credit losses:
Beginning Balance, January 1,	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(1,078)	—	—	(10)	(1,088)
Recoveries	—	205	—	—	12	217
Provision (reversal)	(198)	2,257	227	(721)	63	1,628
Ending Balance, December 31,	$9,236	$4,523	$1,940	$3,054	$133	$18,886

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$10,068	$—	$10,108	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	60	—
Consumer nonresidential	—	—	—	—
Total	$10,887	$—	$10,168	$—
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the six months ended June 30, 2026, were as follows:

	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$433,060	$195,716	$57,313	$11,816	$74,807	$32,938	$130,805	$—	$936,455
Special mention	15,809	—	—	—	—	—	—	—	15,809
Substandard	—	10,068	—	—	—	—	—	—	10,068
Doubtful	—	—	—	—	—	—	—	—	—
Total	$448,869	$205,784	$57,313	$11,816	$74,807	$32,938	$130,805	$—	$962,332
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$77,716	$19,056	$25,227	$76,818	$98,788	$34,441	$180,544	$—	$512,590
Special mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$77,716	$19,056	$25,227	$76,818	$98,788	$34,441	$180,545	$—	$512,591
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Construction
Grade:
Pass	$13,254	$—	$—	$—	$5,643	$—	$89,076	$—	$107,973
Special mention	—	—	—	—	—	—	31,300	—	31,300
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,254	$—	$—	$—	$5,643	$—	$120,376	$—	$139,273
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$53,536	$158,851	$36,535	$360	$6,163	$3,971	$22,814	$—	$282,230
Special mention	—	—	—	—	—	—	—	—	—
Substandard	60	759	—	—	—	—	—	—	819
Doubtful	—	—	—	—	—	—	—	—	—
Total	$53,596	$159,610	$36,535	$360	$6,163	$3,971	$22,814	$—	$283,049
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$400	$5	$50	$47	$75	$—	$1,560	$—	$2,137
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$400	$5	$50	$47	$75	$—	$1,560	$—	$2,137
Gross Charge-offs	$—	$—	$—	$—	$(5)	$—	$—	$—	$(5)
Total Recorded Investment	$593,835	$384,455	$119,125	$89,041	$185,476	$71,350	$456,100	$—	$1,899,382
Total Gross Charge-Offs	$—	$—	$—	$—	$(5)	$—	$—	$—	$(5)

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - Segmented by Risk Category
At and for the Six Months Ended June 30, 2026 and At and for the Year Ended December 31, 2025

	June 30, 2026	December 31, 2025
Grade:
Pass	$1,841,385	$1,883,443
Special mention	47,110	47,672
Substandard	10,887	10,168
Doubtful	—	—
Total Recorded Investment	1,899,382	1,941,283
Gross Charge-offs	(5)	(1,088)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At June 30, 2026, the Company had $47.1 million in loans identified as special mention, a decrease from $47.7 million at December 31, 2025. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At June 30, 2026, the Company had $10.9 million in loans identified as substandard, an increase of $700 thousand from $10.2 million at December 31, 2025. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At June 30, 2026, an individually assessed allowance for credit losses totaling $1.4 million has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at June 30, 2026 and December 31, 2025:

	Accruing
As of June 30, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$468	$468	$951,796	$10,068	$962,332
Commercial and industrial	—	—	—	—	512,591	—	512,591
Commercial construction	—	—	—	—	139,273	—	139,273
Consumer real estate	714	319	—	1,033	281,197	819	283,049
Consumer nonresidential	1	—	—	1	2,136	—	2,137
Total	$715	$319	$468	$1,502	$1,886,993	$10,887	$1,899,382

	Accruing
As of December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$—	$—	$1,022,541	$10,108	$1,032,649
Commercial and industrial	120	—	—	120	453,273	—	453,393
Commercial construction	—	3,421	—	3,421	149,585	—	153,006
Consumer real estate	2,986	972	534	4,492	292,466	60	297,018
Consumer nonresidential	5	5	—	10	5,207	—	5,217
Total	$3,111	$4,398	$534	$8,043	$1,923,072	$10,168	$1,941,283
The following presents nonaccrual loans as of June 30, 2026 and December 31, 2025 and interest income recognized for those year to date periods:

As of June 30, 2026	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,068	$10,068	$476
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	819	15
Consumer nonresidential	—	—	—	—
Total	$819	$10,068	$10,887	$491

As of December 31, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,108	$10,108	$177
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	60	—	60	3
Consumer nonresidential	—	—	—	—
Total	$961	$10,280	$10,168	$180
There was one consumer mortgage loan totaling $60 thousand secured by a residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $86 thousand and $103 thousand at June 30, 2026 and December 31, 2025, respectively, which have been reclassified from deposits to loans. At June 30, 2026 and December 31, 2025, loans with a carrying value of $422.8 million and $444.2 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
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
There was one loan for $8.9 million designated as a modification for borrowers who was experiencing financial difficulty during the three and six months ended June 30, 2026. This loan modification was a term extension of twelve months and a reduction in interest rate and is performing based on the modified terms at June 30, 2026. The modified loan represented approximately 0.9% of the commercial real estate loan segment and at period end, was collectively evaluated for the purposes of the allowance for credit losses. There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three and six months ended June 30, 2025.
Provision for Credit Losses
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	March 31, 2025
Provision for credit losses - loans	$—	$161	$266	$315
Provision for (reversal of) credit losses - unfunded commitments	241	(56)	143	(10)
Total provision for credit losses	$241	$105	$409	$305
At June 30, 2026, the reserve for unfunded commitments increased to $615 thousand from $471 thousand at December 31, 2025.

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies necessary in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of June 30, 2026 and December 31, 2025. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. At June 30, 2026 and December 31, 2025, the Company had entered into 12 and 15 interest rate swap agreements, respectively, which were collateralized by $30 thousand in cash.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The notional amount and fair value of the Company's derivative financial instruments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$52,384	$1,960
Pay Fixed/Receive Variable Swaps	52,384	(1,960)

	December 31, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$68,688	$1,425
Pay Fixed/Receive Variable Swaps	68,688	(1,425)
Interest Rate Risk Management—Cash Flow Hedging Instruments
The Company uses wholesale funding (in the form of FHLB advances and brokered certificates of deposit) from time to time as a source of funds for use in the Company's lending and investment activities and other general business purposes. This wholesale funding exposes the Company to increased interest rate risk as a result of the variability in cash flows (future interest payments). The Company believes it is prudent to reduce this interest rate risk. To meet this objective, the Company has previously entered into interest rate swap agreements whereby the Company reduces the interest rate risk associated with the Company's variable rate wholesale funding from the designation date and going through the maturity date.
During the second quarter of 2026, the Company terminated all $170 million of its pay-fixed/receive-floating interest rate swaps that had an average pay rate of 3.27%. Upon termination, the hedging assets were derecognized and the pre-tax gain of approximately $1.7 million in AOCI remained and will continue to be reclassified into earnings in interest expense as the forecasted transactions impact earnings.
At June 30, 2026, there were no designated interest rate swap agreements used to hedge variability in cash flows that were outstanding. At December 31, 2025, cash flows was as follows:

December 31, 2025
Notional amount	$170,000
Weighted average pay rate	3.27%
Weighted average receive rate	3.80%
Weighted average maturity in years	2.08 years
Unrealized gain relating to interest rate swaps	$71
These agreements provided for the Company to receive payments determined by a specific index in exchange for making payments at a fixed rate. At December 31, 2025, the unrealized gain or loss relating to interest rate swaps designated as hedging instruments of the variability of cash flows associated with wholesale funding are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on wholesale funding affects earnings. The Company measured cash flow hedging relationships for effectiveness on a monthly basis, and at December 31, 2025, the hedges were highly effective and the amount of ineffectiveness reflected in earnings was de minimis.

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
At June 30, 2026 and December 31, 2025, the following financial instruments were outstanding, which contract amounts represent credit risk:

	June 30, 2026	December 31, 2025
Commitments to grant loans	$13,150	$70,256
Unused commitments to fund loans and lines of credit	156,502	154,857
Commercial and standby letters of credit	11,798	9,437
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
The Company maintains its cash accounts with the Federal Reserve Bank of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $8.6 million and $288 thousand at June 30, 2026 and December 31, 2025, respectively.
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
While the Bank provides banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While the Bank is not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in the Bank's inability to continue to provide banking services to these customers and legal action taken against the Bank by the federal government. There is uncertainty with respect to the potential impact to the consolidated financial statements if the federal government should take action against the Bank. As of June 30, 2026, the Bank has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with cannabis customers: deposit and loan balances at June 30, 2026 were approximately $139.4 million, or 6.8% of total deposits, and $192.0 million, or 10.2% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6.0% of total deposits, and $193.5 million, or 10.0% of total loans, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest annually over four years of continuous service and have contractual terms of ten years. At June 30, 2026, 168,821 shares were available to grant under the Plan.
No options were granted during the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026, there were 67,236 and 76,393 shares, respectively, withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants. For the three and six months ended June 30, 2025, there were 218,916 shares withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants.
A summary of option activity under the Plan as of June 30, 2026, and changes during the six months ended June 30, 2026 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2026	260,777	$9.22	0.38	$1,224,135
Granted	—	—
Exercised	(260,669)	9.22
Forfeited or expired	(108)	—
Outstanding and Exercisable at June 30, 2026	—	$—	—	$—
________________________
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2026. This amount changes based on changes in the market value of the Company's stock.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
As of June 30, 2026, there were no outstanding options granted under the Plan. Tax benefits recognized for share-based compensation arrangements for the three months ended June 30, 2026 and 2025 totaled $197 thousand and $0, respectively. Tax benefits recognized in the income statement for share-based compensation arrangements for the six months ended June 30, 2026 and 2025 totaled $247 thousand and $294 thousand, respectively.
A summary of the Company's restricted stock unit activity as of June 30, 2026, and changes during the six months ended June 30, 2026 is presented below.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	173,129	$11.23
Granted	161,556	15.73
Vested	(64,549)	12.41
Forfeited	—	—
Balance at June 30, 2026	270,136	$13.63
The compensation cost that has been charged to income for the Plan was $339 thousand and $214 thousand for the three months ended June 30, 2026 and 2025, respectively. The compensation cost totaled $554 thousand and $433 thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 44 months.
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
Derivatives: The Company has interest rate swap derivatives on certain loans and interest rate swap derivatives on certain time deposits and borrowings, the latter of which are designated as cash flow hedges. These derivatives are recorded at fair value using published yield curve rates from a national valuation service. These observable rates and inputs are applied to a third party industry-wide valuation model, and therefore, the valuations fall into a Level 2 category.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements at June 30, 2026 Using
	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,067	$—	$9,067	$—
Securities of state and local municipalities taxable	291	—	291	—
Corporate bonds	15,239	—	15,239	—
SBA pass-through securities	33	—	33	—
Mortgage-backed securities	118,871	—	118,871	—
Collateralized mortgage obligations	3,433	—	3,433	—
Total Available-for-Sale Securities	$146,934	$—	$146,934	$—
Derivative assets - interest rate swaps	$1,960	$—	$1,960	$—
Liabilities
Derivative liabilities - interest rate swaps	$1,960	$—	$1,960	$—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements at December 31, 2025 Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,116	$—	$9,116	$—
Securities of state and local municipalities taxable	312	—	312	—
Corporate bonds	14,772	—	14,772	—
SBA pass-through securities	38	—	38	—
Mortgage-backed securities	125,320	—	125,320	—
Collateralized mortgage obligations	3,601	—	3,601	—
Total Available-for-Sale Securities	$153,159	$—	$153,159	$—
Derivative assets - interest rate swaps	$1,425	$—	$1,425	$—
Derivative assets - cash flow hedge	71	—	71	—
Liabilities
Derivative liabilities - interest rate swaps	$1,425	$—	$1,425	$—
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
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At June 30, 2026 and December 31, 2025, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$8,595	$—	$—	$8,595
Total collateral-dependent loans	$8,595	$—	$—	$8,595

		Fair Value Measurements Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$9,030	$—	$—	$9,030
Total collateral-dependent loans	$9,030	$—	$—	$9,030
The following tables display quantitative information about Level 3 Fair Value Measurements at June 30, 2026 and December 31, 2025:

Quantitative information about Level 3 Fair Value Measurements at June 30, 2026
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$8,595	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$9,030	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements as of June 30, 2026 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$12,240	$12,240	$—	$—
Interest-bearing deposits at other institutions	238,746	238,746	—	—
Securities held-to-maturity	265	—	263	—
Securities available-for-sale	146,934	—	146,934	—
Restricted stock	5,465	—	5,465	—
Loans, net	1,880,231	—	—	1,849,677
Bank owned life insurance	9,655	—	9,655	—
Accrued interest receivable	10,188	—	10,188	—
Derivative assets - interest rate swaps	1,960	—	1,960	—

Financial liabilities:
Checking	$1,120,302	$—	$1,120,302	$—
Savings and money market	377,475	—	377,475	—
Time deposits	312,763	—	312,866	—
Wholesale deposits	241,188	—	241,222	—
Long-term debt, net of issuance costs	24,481	—	24,494	—
Accrued interest payable	2,632	—	2,632	—
Derivative liabilities - interest rate swaps	1,960	—	1,960	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$5,684	$5,684	$—	$—
Interest-bearing deposits at other institutions	121,947	121,947	—	—
Securities held-to-maturity	265	—	262	—
Securities available-for-sale	153,159	—	153,159	—
Restricted stock	5,446	—	5,446	—
Loans, net	1,922,397	—	—	1,882,271
Bank owned life insurance	9,508	—	9,508	—
Accrued interest receivable	10,277	—	10,277	—
Derivative assets - interest rate swaps	1,425	—	1,425	—
Derivative assets - cash flow hedge	71	—	71	—

Financial liabilities:
Checking	$1,104,262	$—	$1,104,262	$—
Savings and money market	331,048	—	331,048	—
Time deposits	277,010	—	277,810	—
Wholesale deposits	284,957	—	285,101	—
Long-term debt, net of issuance costs	18,750	—	19,007	—
Accrued interest payable	2,076	—	2,076	—
Derivative liabilities - interest rate swaps	1,425	—	1,425	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units for the three and six months ended June 30, 2026 and 2025, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for the three and six months ended June 30, 2026 and there were 6,788 anti-dilutive shares for the three and six months ended June 30, 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,223	$5,667	$14,608	$10,832

Weighted average - basic shares	18,016	18,129	17,974	18,212
Effect of dilutive securities, restricted stock units and options	143	127	143	149
Weighted average - diluted shares	18,159	18,256	18,117	18,361

Basic EPS	$0.46	$0.31	$0.81	$0.59
Diluted EPS	$0.45	$0.31	$0.81	$0.59
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2026 and 2025 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented. During the second quarter of 2026, the Company unwound all $170 million of its pay-fixed/receive-floating interest rate swaps. The AOCI balance at the time of termination will be accreted to earnings as the forecasted transactions impact earnings.

Three Months Ended June 30, 2026	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,571)	$864	$(18,707)
Net unrealized gains (losses) during the period	(143)	493	350
Reclassification adjustment for gains recognized in earnings	—	(132)	(132)
Other comprehensive (loss) income, net of tax	(143)	361	218
Balance, end of period	$(19,714)	$1,225	$(18,489)

Six Months Ended June 30, 2026	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,698)	$118	$(19,580)
Net unrealized gains during the period	(16)	1,239	1,223
Reclassification adjustment for gains recognized in earnings	—	(132)	(132)
Other comprehensive income (loss), net of tax	(16)	1,107	1,091
Balance, end of period	$(19,714)	$1,225	$(18,489)

Three Months Ended June 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(23,914)	$2,028	$(21,886)
Net unrealized gains (losses) during the period	1,046	(1,307)	(261)
Net reclassification adjustment for gains realized in income	—	(119)	(119)
Other comprehensive income (loss), net of tax	1,046	(1,426)	(380)
Balance, end of period	$(22,868)	$602	$(22,266)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Six Months Ended June 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	4,624	(3,505)	(1,119)
Net reclassification adjustment for losses realized in income	—	(119)	(119)
Other comprehensive income (loss), net of tax	4,624	(3,624)	1,000
Balance, end of period	$(22,868)	$602	$(22,266)
Reclassifications out of AOCI into earnings for the three and six months ended June 30, 2026, were $172 thousand and included in interest expense in the Consolidated Statements of Income. Reclassifications out of AOCI into earnings for the three and six months ended June 30, 2025, were $154 thousand and included in noninterest income. The related tax provisions of $40 thousand for the three and six months ended June 30, 2026 and $35 thousand for the three and six months ended June 30, 2025, were included in income tax expense in the Consolidated Statements of Income.
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
Fees, Exchange and Other Service Charges
Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges and are included in other income on the Company’s consolidated statements of income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. This income is reflected in other income on the Company’s Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Noninterest income
In-scope of Topic 606
Service charges on deposit accounts	$427	$283	$789	$552
Fees, exchange, and other service charges	113	100	199	201
Other income	9	9	20	22
Noninterest income (in-scope of Topic 606)	549	392	1,008	775
Noninterest income (out-scope of Topic 606)	1,603	616	2,027	904
Total noninterest income	$2,152	$1,008	$3,035	$1,679
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the three months ended June 30, 2026 or the year ended December 31, 2025.
Note 11. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026	2025

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$24,543	$27,176
Income taxes	2,252	2,750
Noncash investing and financing activities:
Unrealized gains (loss) on securities available-for-sale	(22)	5,985
Unrealized gain (loss) on interest rate swaps	1,609	(4,675)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2026 and December 31, 2025 and the results of our operations for the three and six months ended June 30, 2026 and 2025. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, as well as other periodic reports filed with the U.S. Securities and Exchange Commission (the "SEC"), and written or oral communications made from time to time by or on behalf of FVCBankcorp, Inc. and our subsidiary (the “Company”), may contain statements relating to future events or our future results that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.
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
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. We manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from our minority membership interest in Atlantic Coast Mortgage, LLC ("ACM"), merchant services fee income, insurance commission income, income from bank-owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
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

Results of Operations— Three and Six Months Ended June 30, 2026 and 2025
Overview
We recorded net income of $8.2 million, or $0.45 diluted earnings per share, for the three months ended June 30, 2026, compared to net income of $5.7 million, or $0.31 diluted earnings per share, for the three months ended June 30, 2025, an increase of $2.6 million, or 45%.
Net interest income increased $3.4 million, or 22%, to $19.1 million for the three months ended June 30, 2026, compared to $15.8 million for the same period of 2025. Provision for credit losses totaled $241 thousand for the three months ended June 30, 2026 compared to $105 thousand for the three months ended June 30, 2025.
Noninterest income was $2.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.1 million, or 113%. Noninterest expense was $10.6 million for the three months ended June 30, 2026 compared to $9.4 million for the three months ended June 30, 2025, an increase of $1.2 million, or 12%.
The annualized return on average assets for the three months ended June 30, 2026 and 2025 was 1.48% and 1.02%, respectively. The annualized return on average equity for the three months ended June 30, 2026 and 2025 was 12.50% and 9.39%, respectively.
For the six months ended June 30, 2026, we recorded net income of $14.6 million, or $0.81 diluted earnings per share, compared to net income of $10.8 million, or $0.59 diluted earnings per share for the six months ended June 30, 2025. Net interest income for the six months ended June 30, 2026 was $36.6 million, compared to $30.8 million for the same period of 2025, an increase of $5.7 million, or 19%.
Provision for credit losses was $409 thousand and $305 thousand for the six months ended June 30, 2026 and 2025, respectively. Noninterest income was $3.0 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.4 million, or 81%. Noninterest expense was $20.5 million and $18.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.9 million, or 10%.
Core operating earnings (non-GAAP) for the three months ended June 30, 2026 and 2025 were $7.6 million and $5.5 million, respectively, an increase of $2.0 million, or 36%. For the six months ended June 30, 2026 and 2025, core operating earnings were $14.1 million and $10.7 million, respectively, an increase of $3.4 million, or 32%. See table below for additional information on core operating earnings.
Diluted core operating earnings per share (non-GAAP) for the three months ended June 30, 2026 and 2025 were $0.42 and $0.30, respectively. For the six months ended June 30, 2026 and 2025, diluted core operating earnings per share were $0.78 and $0.58, respectively.
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

Reconciliation of Net Income (GAAP) to Core Operating Earnings (Non-GAAP)
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,
	2026	2025
Net income (as reported)	$8,223	$5,667
Gain on sale of minority interest	(847)	—
Gain on termination of derivative instruments	—	(154)
Provision for income taxes associated with non-GAAP adjustments	195	35
Non-GAAP Core Operating Earnings	$7,571	$5,548
Earnings per share - basic (GAAP net income)	$0.46	$0.31
Non-GAAP adjustments, including provision for income taxes	$(0.04)	$—
Adjusted earnings per share - basic (non-GAAP core operating earnings)	$0.42	$0.31
Earnings per share - diluted (GAAP net income)	$0.45	$0.31
Non-GAAP adjustments, including provision for income taxes	$(0.03)	$(0.01)
Earnings per share - diluted (non-GAAP core operating earnings)	$0.42	$0.30
Return on average assets (GAAP net income)	1.48%	1.02%
Non-GAAP adjustments, including provision for income taxes	(0.12)%	(0.02)%
Adjusted return on average assets (non‑GAAP core operating earnings)	1.37%	1.00%
Return on average equity (GAAP net income)	12.50%	9.37%
Non-GAAP adjustments, including provision for income taxes	(0.99)%	(0.20)%
Adjusted return on average equity (non‑GAAP core operating earnings)	11.51%	9.17%

	For the Six Months Ended June 30,
	2026	2025
Net income (as reported)	$14,608	$10,832
Gain on termination of derivative instruments	—	(154)
Accelerated debt issuance costs on long-term debt	$244	—
Gain on sale of minority interest	$(847)	—
Provision for income taxes associated with non-GAAP adjustments	139	35
Non-GAAP core operating earnings, excluding above items	$14,144	$10,713
Earnings per share - basic (GAAP net income)	$0.81	$0.59
Non-GAAP adjustments, including provision for income taxes	$(0.02)	$—
Adjusted earnings per share - basic (non-GAAP core operating earnings)	$0.79	$0.59
Earnings per share - diluted (GAAP net income)	$0.81	$0.59
Non-GAAP adjustments, including provision for income taxes	$(0.03)	$(0.01)
Adjusted earnings per share - diluted (non-GAAP core operating earnings)	$0.78	$0.58
Return on average assets (GAAP net income)	1.33%	0.98%
Non-GAAP adjustments, including provision for income taxes	—%	(0.01)%
Adjusted return on average assets (non‑GAAP core operating earnings)	1.33%	0.97%
Return on average equity (GAAP net income)	11.29%	8.99%
Non-GAAP adjustments, including provision for income taxes	(0.36)%	(0.10)%
Adjusted return on average equity (non‑GAAP core operating earnings)	10.93%	8.89%

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2026 and 2025. Average balance presented are based on daily average for each of the periods presented.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$997,888	$14,455	5.79%	$996,979	$12,625	5.07%
Commercial and industrial	444,719	8,564	7.70%	339,859	6,847	8.06%
Commercial construction	142,199	2,290	6.44%	171,434	3,175	7.41%
Consumer real estate	286,829	3,434	4.79%	311,331	3,662	4.70%
Warehouse facilities	48,268	690	5.72%	35,603	569	6.39%
Consumer nonresidential	2,062	42	8.15%	7,282	151	8.29%
Total loans(1)	1,921,965	29,475	6.13%	1,862,488	27,029	5.80%

Investment securities(2)	180,369	938	2.08%	196,693	1,037	2.11%
Interest-bearing deposits at other financial institutions	72,722	668	3.67%	122,999	1,364	4.45%
Total interest‑earning assets and interest income	$2,175,056	$31,081	5.72%	$2,182,180	$29,430	5.39%

Noninterest‑earning assets:
Cash and due from banks	10,908			10,981
Premises and equipment, net	657			800
Accrued interest and other assets	56,316			53,874
Allowance for credit losses	(19,150)			(18,403)
Total assets	$2,223,787			$2,229,432

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$665,592	$4,255	2.56%	$646,842	$5,025	3.12%
Savings and money markets	337,632	2,472	2.94%	362,904	3,011	3.33%
Time deposits	319,816	2,940	3.69%	277,311	2,823	4.08%
Wholesale deposits	199,327	1,693	3.41%	247,603	2,099	3.40%
Total interest ‑ bearing deposits	1,522,367	11,360	2.99%	1,534,660	12,958	3.39%

Other borrowed funds	9,725	96	3.96%	50,011	468	3.75%
Long-term debt, net of issuance costs	24,456	476	7.81%	18,714	245	5.26%
Total interest‑bearing liabilities and interest expense	$1,556,548	$11,932	3.07%	$1,603,385	$13,671	3.42%
Noninterest‑bearing liabilities:
Demand deposits	379,285			361,602
Other liabilities	24,148			22,437
Common stockholders' equity	263,806			242,008
Total liabilities and stockholders' equity	$2,223,787			$2,229,432
Net interest income and net interest margin		$19,149	3.53%		$15,759	2.90%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $1.6 million and $501 thousand for the quarters ended June 30, 2026 and 2025, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Rate and Volume Analysis
For the Three Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	2026 Compared to 2025
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$12	$1,818	$1,830
Commercial and industrial	2,112	(395)	1,717
Commercial construction	(541)	(344)	(885)
Consumer residential	(288)	60	(228)
Warehouse facilities	202	(81)	121
Consumer nonresidential	(108)	(1)	(109)
Total loans	1,389	1,057	2,446

Investment securities(2)	(85)	(14)	(99)
Deposits at other financial institutions and federal funds sold	(557)	(139)	(696)

Total interest income	747	904	1,651

Interest expense:

Interest - bearing deposits:
Interest checking	145	(915)	(770)
Savings and money markets	(210)	(329)	(539)
Time deposits	432	(315)	117
Wholesale deposits	(409)	3	(406)
Total interest - bearing deposits	(42)	(1,556)	(1,598)

Other borrowed funds	(377)	5	(372)
Long-term debt, net of issuance costs	76	155	231
Total interest expense	(343)	(1,396)	(1,739)

Net interest income	$1,090	$2,300	$3,390
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.
.

Net interest income totaled $19.1 million for the three months ended June 30, 2026 compared to $15.8 million for the three months ended June 30, 2025, an increase of $3.4 million, or 22%. The increase in net interest income for the second quarter of 2026 compared to the year ago quarter was primarily due to an increase in interest income from both increased yields on and level of average loans receivable. Additionally, we recorded $1.0 million in loan fees related to the prepayment of a commercial real estate loan during the second quarter of 2026. Interest expense decreased compared to the year ago quarter as deposits continue to reprice to lower interest rates.
Our net interest margin for the three months ended June 30, 2026 and 2025 was 3.53% and 2.90%, respectively, an increase of 63 basis points, or 22%. The increase in net interest margin is a result of continued repricing of our loans receivable portfolio along with improvement in the cost of funding sources. In addition, net interest income for the second quarter of 2026 included $1.0 million in loan fees related to the prepayment of a commercial real estate loan at the end of the quarter. When excluding these loan fees, net interest margin was 3.35% for the second quarter of 2026, an increase of 45 basis points from the quarter ended June 30, 2025.
Average interest-earning assets for each of the three month periods ended June 30, 2026 and June 30, 2025 was $2.18 billion. The yield on interest-earning assets increased 33 basis points to 5.72% for the three months ended June 30, 2026, compared to 5.39% for the same period of 2025. Total interest income increased $1.7 million, or 6%, to $31.1 million for the three months ended June 30, 2026 compared to $29.4 million for the three months ended June 30, 2025.
Average loans receivable increased $59.5 million to $1.92 billion for the three months ended June 30, 2026, compared to $1.86 billion for the three months ended June 30, 2025. The yield on average loans increased 33 basis points to 6.13% for the three months ended June 30, 2026, compared to 5.80% for the three months ended June 30, 2025. Included in loan interest income are net loan fees related to the net accretion of origination fees and collection of prepayment penalties. For the three months ended June 30, 2026, net loan fees included in interest income increased $1.1 million to $1.6 million compared to $501 thousand for the three months ended June 30, 2025, primarily due to the aforementioned early prepayment of a commercial real estate loan during the second quarter of 2026. When excluding this early prepayment fee, the yield on loans for the second quarter of 2026 was 5.93%, an increase of 13 basis points when compared to the year ago quarter ended June 30, 2025, as average loan yields continue to increase through new loan originations and loans repricing to current market interest rates. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2026 and 2025.
Average interest-bearing deposits at other financial institutions, consisting primarily of excess cash reserves, decreased $50.3 million to $72.7 million for the quarter ended June 30, 2026, compared to $123.0 million for the quarter ended June 30, 2025. The decrease in our excess cash reserves is primarily due to an increase in loan originations, as average loans receivable increased $59.5 million year-over-year. The yield on average interest-bearing deposits at other financial institutions decreased 78 basis points to 3.67% for the quarter ended June 30, 2026 compared to 4.45% for the same period of 2025, primarily as a result of the Federal Open Market Committee's decision to decrease its targeted federal funds rate 75 basis points during the course of 2025.
Total average interest-bearing liabilities was $1.56 billion and $1.60 billion for the three months ended June 30, 2026 and 2025, respectively. Our cost of interest-bearing liabilities decreased 35 basis points to 3.07% for the three months ended June 30, 2026, compared to 3.42% for the same period of 2025. Interest expense decreased $1.7 million to $11.9 million for the three months ended June 30, 2026, compared to $13.7 million for the three months ended June 30, 2025. The decrease in the average rate was the primary driver of the decrease in interest expense for the second quarter of 2026 compared to the same period of 2025, a result of the aforementioned decrease in the targeted federal funds rate during 2025.
Total average interest-bearing deposits decreased $12.3 million to $1.52 billion for the three months ended June 30, 2026 compared to $1.53 billion for the three months ended June 30, 2025. Interest expense on deposits decreased $1.6 million to $11.4 million for the three months ended June 30, 2026 compared to $13.0 million for the three months ended June 30, 2025, primarily as a result of the decrease in interest rates on interest-bearing deposits. The cost of interest-bearing deposits decreased 40 basis points to 2.99% for the three months ended June 30, 2026 compared to 3.39% for the same period of 2025. Average noninterest-bearing deposits increased $17.7 million to $379.3 million for the three months ended June 30, 2026, compared to $361.6 million for the three months ended June 30, 2025. Average wholesale deposits decreased $48.3 million to $199.3 million for the three months ended June 30, 2026 compared to $247.6 million for the three months ended June 30, 2025. Cost of deposits (which includes noninterest-bearing deposits) was 2.40% for the three months ended June 30, 2026 compared to 2.74% for the same three month period of 2025, a decrease of 34 basis points, or 12%.
Average other borrowed funds decreased $40.3 million to $9.7 million for the quarter ended June 30, 2026, compared to $50.0 million for the quarter ended June 30, 2025. Interest expense on other borrowed funds decreased $372 thousand, or 79%, to $96 thousand for the quarter ended June 30, 2026, compared to $468 thousand for the same period of 2025. The cost of other borrowed funds increased 21 basis points to 3.96% for the three months ended June 30, 2026 compared to 3.75% for the three months ended June 30, 2025.
Average long-term debt, net of issuance costs, includes our unsecured senior notes since their issuance on February 11, 2026 and our subordinated debt issued in October 2020 until it was redeemed on January 15, 2026. For the second quarter of 2025, our subordinated debt paid a fixed rate of 4.77%. The unsecured senior notes pay a fixed rate of 6.75%, an increase of 198 basis points when compared to the rate on the subordinated debt from the year ago quarter. The change in both our average volume, which increased $5.7 million for the quarter ended June 30, 2026 compared to the same period of 2025, and the 255 basis point increase in average rate for our long-term debt during that same period, is primarily a result of the abovementioned change in debt instruments during 2026. Interest expense on long-term debt, net of issuance costs, increased $231 thousand to $476 thousand for the quarter ended June 30, 2026 compared to $245 thousand for the quarter ended June 30, 2025.

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the six months ended June 30, 2026 and 2025. Average balance presented are based on daily average for each of the periods presented.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Six Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$1,021,136	$28,473	5.58%	$1,012,187	$25,510	5.04%
Commercial and industrial	427,407	16,533	7.74%	331,985	13,216	7.96%
Commercial construction	148,442	4,811	6.48%	168,290	6,144	7.30%
Consumer real estate	290,029	6,877	4.74%	315,615	7,484	4.74%
Warehouse facilities	36,110	1,036	5.74%	28,763	917	6.38%
Consumer nonresidential	3,608	134	7.43%	7,689	311	8.08%
Total loans(1)	1,926,732	57,864	6.01%	1,864,529	53,582	5.72%

Investment securities(2)	181,915	1,895	2.08%	197,729	2,078	2.10%
Interest-bearing deposits at other financial institutions	62,522	1,143	3.66%	105,517	2,327	4.45%
Total interest‑earning assets and interest income	$2,171,169	$60,902	5.61%	$2,167,775	$57,987	5.32%

Noninterest‑earning assets:
Cash and due from banks	9,314			10,199
Premises and equipment, net	671			824
Accrued interest and other assets	56,791			55,283
Allowance for credit losses	(19,020)			(18,299)
Total assets	$2,218,925			$2,215,782

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$673,030	$8,696	2.61%	$632,074	$9,846	3.14%
Savings and money markets	335,493	4,881	2.93%	376,609	6,152	3.29%
Time deposits	306,546	5,683	3.74%	266,908	5,503	4.16%
Wholesale deposits	218,984	3,804	3.50%	248,740	4,249	3.44%
Total interest ‑ bearing deposits	1,534,053	23,064	3.03%	1,524,331	25,750	3.41%

Other borrowed funds	12,470	243	3.93%	50,006	936	3.77%
Long-term debt, net of issuance costs	20,361	1,042	10.32%	18,707	490	5.29%
Total interest‑bearing liabilities and interest expense	$1,566,884	$24,349	3.13%	$1,593,044	$27,176	3.44%
Noninterest‑bearing liabilities:
Demand deposits	367,436			358,135
Other liabilities	23,675			23,583
Common stockholders' equity	260,930			241,020
Total liabilities and stockholders' equity	$2,218,925			$2,215,782
Net interest income and net interest margin		$36,553	3.40%		$30,811	2.87%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $2.2 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates, had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the six months ended June 30, 2026 as compared to the same period of 2025.
Rate and Volume Analysis
For the Six Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	2026 Compared to 2025
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$226	$2,737	$2,963
Commercial and industrial	3,799	(482)	3,317
Commercial construction	(725)	(608)	(1,333)
Consumer residential	(606)	(1)	(607)
Warehouse facilities	234	(115)	119
Consumer nonresidential	(165)	(12)	(177)
Total loans(1)	$2,763	$1,519	$4,282

Investment securities(2)	$(166)	$(17)	$(183)
Deposits at other financial institutions and federal funds sold	(947)	(237)	(1,184)

Total interest income	$1,650	$1,265	$2,915

Interest expense:

Interest - bearing deposits:
Interest checking	$637	$(1,787)	(1,150)
Savings and money markets	(671)	(600)	(1,271)
Time deposits	817	(637)	180
Wholesale deposits	(508)	63	(445)
Total interest - bearing deposits	$275	$(2,961)	$(2,686)

Other borrowed funds	(703)	10	(693)
Long-term debt, net of issuance costs	43	509	552
Total interest expense	$(385)	$(2,442)	$(2,827)

Net interest income	$2,035	$3,707	$5,742
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.

Net interest income for the six months ended June 30, 2026 and 2025, was $36.6 million and $30.8 million, respectively, an increase of $5.7 million, or 19%. The increase in net interest income was primarily due to an increase in interest income of $2.9 million and a decrease in interest expense of $2.8 million for the six months ended June 30, 2026 compared to the same period of 2025. Additionally, as previously mentioned, we recorded $1.0 million in loan fees related to the prepayment of a commercial real estate loan during the second quarter of 2026.
Our net interest margin for the six months ended June 30, 2026 and 2025 was 3.40% and 2.87%, respectively, an increase of 53 basis points, or 18%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year along with the reduction in the cost of our funding sources. In addition, net interest income for the six months ended June 30, 2026 included $1.0 million in loan fees related to the prepayment of a commercial real estate loan. When excluding these loan fees, net interest margin was 3.30% for the six months ended June 30, 2026, an increase of 43 basis points from the six months ended June 30, 2025.
Average interest-earning assets for each of the six month periods ended June 30, 2026 and 2025 was $2.17 billion. The yield on interest-earning assets increased 29 basis points to 5.61% for the six months ended June 30, 2026, compared to 5.32% for the same period of 2025. Total interest income increased $2.9 million, or 5%, to $60.9 million for the six months ended June 30, 2026 compared to $58.0 million for the six months ended June 30, 2025. The increase in average volume was the main driver of the increase to our interest income, contributing $2.8 million of the increase for the six months ended June 30, 2026, compared to the same six month period of 2025, along with an increase in the average rate which increased interest income by $1.5 million.

Average loans receivable increased $62.2 million to $1.93 billion for the six months ended June 30, 2026. Loan interest income for the six months ended June 30, 2026 increased $4.3 million compared to the same six month period of 2025, primarily as a result of the change in our loan mix towards commercial and industrial loans, which earn a higher yield than other portions of our loan portfolio. The yield on average loans increased 29 basis points to 6.01% for the six months ended June 30, 2026, compared to 5.72% for the six months ended June 30, 2025. For the six months ended June 30, 2026, net loan fees included in interest income increased $1.2 million to $2.2 million compared to $1.0 million for the six months ended June 30, 2025, primarily due to the aforementioned early prepayment of a commercial real estate loan during the second quarter of 2026. When excluding this early prepayment fee, the yield on loans for the six months ended June 30, 2026 was 5.90%, an increase of 18 basis points when compared to the six months ended June 30, 2025. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2026 and 2025.

Average interest-bearing deposits at other financial institutions, consisting primarily of excess cash reserves, decreased $43.0 million to $62.5 million for the six months ended June 30, 2026, compared to $105.5 million for the same six month period of 2025. The decrease in our cash reserves is primarily a result of the $62.2 million increase in average loans receivable year-over-year. The yield on average interest-bearing deposits at other financial institutions decreased 79 basis points to 3.66% for the six months ended June 30, 2026 compared to 4.45% for the same period of 2025, primarily as a result of the decrease in the targeted federal funds rate during 2025. Interest income earned on average deposits at other financial institutions decreased $1.2 million to $1.1 million for the six months ended June 30, 2026 compared to $2.3 million for the same period of 2025.

Average interest-bearing liabilities decreased $26.2 million to $1.57 billion for the six months ended June 30, 2026 compared to $1.59 billion for the same period of 2025. Our cost of interest-bearing liabilities decreased 31 basis points to 3.13% for the six months ended June 30, 2026, compared to 3.44% for the same period of 2025. Interest expense decreased $2.8 million to $24.3 million for the six months ended June 30, 2026, compared to $27.2 million for the six months ended June 30, 2025. The decrease in interest expense was primarily a result of the decrease in short-term interest rates, decreasing interest expense $2.4 million for the six month period of 2026 as compared to the same period of 2025.

Average interest-bearing deposits increased $9.7 million to $1.53 billion for the six months ended June 30, 2026 compared to $1.52 billion for the six months ended June 30, 2025. Interest expense on average interest-bearing deposits decreased $2.7 million to $23.1 million for the six months ended June 30, 2026, compared to $25.8 million for the six months ended June 30, 2025, primarily as a result of the decrease in short-term interest rates year-over-year. The cost of interest-bearing deposits decreased 38 basis points to 3.03% for the six months ended June 30, 2026, compared to 3.41% for the same period of 2025, which was primarily attributable to the repricing of our interest-bearing deposits to lower interest rates. Cost of deposits (which includes noninterest-bearing deposits) was 2.45% for the six months ended June 30, 2026 compared to 2.76% for the same six month period of 2025, a decrease of 31 basis points. Average noninterest-bearing deposits increased $9.3 million to $367.4 million for the six months ended June 30, 2026 compared to $358.1 million for the same period of 2025.

Average other borrowed funds decreased $37.5 million to $12.5 million for the six months ended June 30, 2026, compared to $50.0 million for the six months ended June 30, 2025. Interest expense on other borrowed funds decreased $693 thousand to $243 thousand for the six months ended June 30, 2026 compared to $936 thousand for the same period of 2025. The cost of other borrowed funds increased 16 basis points to 3.93% for the six months ended June 30, 2026 compared to 3.77% for the six months ended June 30, 2025, as other borrowed funds for the six months ended June 30, 2026 were comprised of short-term federal funds purchased versus longer-term Federal Home Loan Bank of Atlanta ("FHLB") advances that were part of a cash flow hedge during 2025.

As mentioned earlier in this discussion, average long-term debt, net of issuance costs, included our subordinated debt issued in October 2020 until it was redeemed on January 15, 2026 and our unsecured senior notes since their issuance on February 11, 2026. For the six months ended June 30, 2025, our subordinated debt paid a fixed rate of 4.77%. The unsecured senior notes pay a fixed rate of 6.75%. Upon redemption of our subordinated debt on January, 15, 2026, we recognized $244 thousand in unamortized issuance costs associated with that debt issuance, which contributed to the increase in interest expense to $1.0 million for the six months ended June 30, 2026. Excluding these debt issuance costs, interest expense would have been $798 thousand, an increase of $308 thousand from the six months ended June 30, 2025. In addition, excluding the recognition of the unamortized debt issuance costs, the cost of long-term debt for the six months ended June 30, 2026 was 7.90%, an increase of 261 basis points from 5.29% for the six months ended June 30, 2025.
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
We recorded a provision for credit losses of $241 thousand and $409 thousand for the three and six months ended June 30, 2026, respectively, compared to provision for credit losses of $105 thousand and $305 thousand for the three and six months ended June 30, 2025, respectively. The allowance for credit losses was $19.2 million and $18.9 million at June 30, 2026 and December 31, 2025, respectively. Our allowance for credit losses as a percent of total loans, net of deferred fees and costs, was 1.01% and 0.97% for June 30, 2026 and December 31, 2025, respectively.
We lend to well-established and relationship-driven borrowers, which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of changes in economic conditions, such as inflation and recessionary conditions, changes in market interest rates, and changes in government policy. Nonperforming loans, net of fees, at June 30, 2026 totaled $11.4 million, or 0.48% of total assets, compared to $10.7 million, or 0.47% of total assets at December 31, 2025. We had no other real estate owned at June 30, 2026 and December 31, 2025.
We recorded net recoveries of $2 thousand during the second quarter of 2026 compared to net charge-offs of $517 thousand for same period of 2025. For the six months ended June 30, 2026 and 2025, we recorded net charge-offs of $1 thousand and $378 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the three and six months ended June 30, 2026 and 2025.
Noninterest Income
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$426	$282	$144	51.1%	$789	$552	$237	42.9%
Fees on loans	76	33	43	130.3%	187	110	77	70.0%
Gain on termination of derivative instruments	—	154	(154)	(100.0)%	—	154	(154)	(100.0)%
BOLI income	74	71	3	4.2%	147	141	6	4.3%
Income from minority membership interest	600	351	249	70.9%	840	492	348	70.7%
Gain on sale of minority interest	847	—	847	100.0%	847	—	847	100.0%
Other fee income	129	117	12	10.3%	225	230	(5)	(2.2)%
Total noninterest income	$2,152	$1,008	$1,144	113.5%	$3,035	$1,679	$1,356	80.8%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our bank-owned life insurance ("BOLI") policies, and other fee income, and continues to supplement our operating results.
For the three months ended June 30, 2026 and 2025, we recorded noninterest income of $2.2 million and $1.0 million, respectively, an increase of $1.1 million, or 113%. The increase in noninterest income for the three months ended June 30, 2026 is primarily attributable to a one-time pre-tax gain of $847 thousand for the completed sale of our interest in Bearing Insurance Group, LLC to an unaffiliated third party.
Service charges on deposit accounts totaled $426 thousand for the second quarter of 2026, an increase of $144 thousand, or 51%, compared to $282 thousand for the year ago quarter. The increase in service charges for the most recent quarter is a result of an increase in the Bank's fees during 2026 in addition to an increase in transactional activity from new and existing customers. Income from BOLI increased to $74 thousand for the three months ended June 30, 2026, compared to $71 thousand for the same period of 2025. Income from the minority interest in ACM for the quarter ended June 30, 2026 was $600 thousand, an increase of $249 thousand, or 71%, compared to $351 thousand for the year ago quarter ended June 30, 2025. During the quarter ended June 30, 2025, we unwound $15 million of our pay-fixed/receive floating interest rate swaps and the funding associated with that hedge, resulting in a gain of $154 thousand. No such gain was recorded for the second quarter of 2026.
For the six months ended June 30, 2026 and 2025, we recorded noninterest income of $3.0 million and $1.7 million, respectively, an increase of $1.4 million, or 81%. The six month period of 2026 includes the aforementioned pre-tax gain on the completed sale of our equity interest in Bearing Insurance Group, LLC.
Fee income from loans was $187 thousand for the six months ended June 30, 2026, compared to $110 thousand for the same period of 2025. Service charges on deposit accounts totaled $789 thousand for the six months ended June 30, 2026, compared to $552 thousand for the six months ended June 30, 2025, an increase of $237 thousand, or 43%. Income from BOLI increased to $147 thousand for the six months ended June 30, 2026 compared to $141 thousand for the same period of 2025. Income from the minority interest in ACM was $840 thousand for the six months ended June 30, 2026, compared to $492 thousand for the same period of 2025, an increase of $348 thousand, or 71%.

Noninterest Expense
The following table reflects the components of noninterest expense for the three and six months ended June 30, 2026 and 2025.
Noninterest Expense
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$5,928	$5,036	$892	17.7%	$11,369	$9,818	$1,551	15.8%
Occupancy expense	510	539	(29)	(5.4)%	1,047	1,067	(20)	(1.9)%
Internet banking and software expense	884	864	20	2.3%	1,768	1,689	79	4.7%
Data processing and network administration	696	550	146	26.5%	1,315	1,169	146	12.5%
State franchise taxes	577	583	(6)	(1.0)%	1,145	1,178	(33)	(2.8)%
Audit, legal and consulting fees	331	328	3	0.9%	604	570	34	6.0%
Loan related expenses	257	204	53	26.0%	501	483	18	3.7%
FDIC insurance	190	290	(100)	(34.5)%	520	620	(100)	(16.1)%
Marketing, business development and advertising	302	249	53	21.3%	458	418	40	9.6%
Director fees	165	150	15	10.0%	330	300	30	10.0%
Postage, courier and telephone	60	55	5	9.1%	99	97	2	2.1%
Core deposit intangible amortization	22	32	(10)	(31.3)%	47	67	(20)	(29.9)%
Other operating expenses	667	548	119	21.7%	1,258	1,085	173	15.9%
Total noninterest expense	$10,589	$9,428	$1,161	12.3%	$20,461	$18,561	$1,900	10.2%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $10.6 million and $9.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.2 million, or 12%.
Compared to the year ago quarter, salaries and benefits expense increased $892 thousand, or 18%, for the three months ended June 30, 2026. The increases in salaries and benefits expense when compared to the year ago quarter was primarily a result of the addition of lending and business development personnel, the filling of vacant positions, along with an increase in other incentive accruals and equity compensation vesting during the second quarter of 2026. Full-time equivalent employees have increased from 118 at June 30, 2025, and 122 at December 31, 2025, to 135 at June 30, 2026. Internet banking and software expense increased $20 thousand to $884 thousand for the second quarter of 2026 compared to $864 thousand for the year ago quarter ended June 30, 2025. Data processing and network administration expense increased $146 thousand to $696 thousand for the quarter ended June 30, 2026 when compared to the year ago quarter, primarily as a result of an increase in customer banking transactions processed by our core processor. We continue to remain focused on operating efficiencies and diligently identifying opportunities to reduce expenses.
Noninterest expense was $20.5 million and $18.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $1.9 million, or 10%. For the six months ended June 30, 2026 and 2025, salaries and benefits expense was $11.4 million and $9.8 million, respectively, an increase of $1.6 million, or 16%, which was primarily related to the aforementioned increase in personnel along with an increase in incentive accruals and equity compensation vesting during 2026. Internet banking and software expense increased $79 thousand to $1.8 million for the six months ended June 30, 2026, compared to $1.7 million for the same period of 2025, a result of the enhanced customer service solutions we have implemented over the past year. Data processing and network administration expense increased $146 thousand to $1.3 million for the six months ended June 30, 2026 when compared to the same period of 2025, primarily as a result of an increase in customer banking transactions.
Income Taxes
We recorded a provision for income tax expense of $2.2 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 21.5% and 21.7%, respectively.
For the six months ended June 30, 2026 and 2025, the provision for income taxes was $4.1 million and $2.8 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 22.0% and 20.5%, respectively.

Discussion and Analysis of Financial Condition
Overview
At June 30, 2026, total assets were $2.37 billion, an increase of $74.9 million, from $2.29 billion at December 31, 2025. Total loans, net of fees, decreased $41.9 million, or 2%, to $1.90 billion at June 30, 2026 from $1.94 billion at December 31, 2025. Investment securities were $147.2 million at June 30, 2026, a decrease of $6.2 million, from $153.4 million at December 31, 2025. Total deposits increased $54.5 million, or 3%, to $2.05 billion at June 30, 2026, from $2.00 billion at December 31, 2025. From time to time, we may utilize funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at June 30, 2026 or December 31, 2025. The Bank had no FHLB advances outstanding at June 30, 2026 or December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at June 30, 2026 and December 31, 2025, respectively.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.90 billion at June 30, 2026 and $1.94 billion at December 31, 2025, a decrease of $41.9 million, or 2%.
Commercial real estate loans totaled $962.3 million and $1.03 billion at June 30, 2026 and December 31, 2025, respectively, and were approximately 51% and 53% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $218.8 million at June 30, 2026 compared to $266.3 million at December 31, 2025. Nonowner-occupied commercial real estate loans were $743.5 million at June 30, 2026 compared to $766.3 million at December 31, 2025. Commercial construction loans totaled $139.3 million at June 30, 2026, compared to $153.0 million at December 31, 2025 and comprised 7% and 8% of total loans receivable at such dates, respectively. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 311% of our total risk-based capital at June 30, 2026. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $59.2 million to $512.6 million at June 30, 2026, an increase of 13%, from $453.4 million at December 31, 2025. The increase in commercial and industrial loans was a result of a continued increase in loan originations during 2026 in addition to an increase in the warehouse lending facility which totaled $67.0 million at June 30, 2026 compared to $30.0 million at December 31, 2025. Consumer residential loans decreased $14.0 million to $283.0 million at June 30, 2026, from $297.0 million at December 31, 2025. The decrease in residential loans was primarily a result of principal repayments during 2026.

The following table presents the composition of our loans receivable portfolio at June 30, 2026 and December 31, 2025.
Loans Receivable
At June 30, 2026 and December 31, 2025
(Dollars in thousands)

	June 30, 2026	December 31, 2025
Commercial real estate	$962,332	$1,032,649
Commercial and industrial	512,591	453,393
Commercial construction	139,273	153,006
Consumer real estate	283,049	297,018
Consumer nonresidential	2,137	5,217

Total loans, net of fees	1,899,382	1,941,283

Less:
Allowance for credit losses on loans	19,151	18,886

Loans receivable, net	$1,880,231	$1,922,397

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $11.4 million and $10.7 million at June 30, 2026 and December 31, 2025, respectively, an increase of $642 thousand, or 6%. The increase in nonperforming loans at June 30, 2026 is due to one consumer real estate loan being placed on nonaccrual during the second quarter of 2026. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. We individually evaluate each of our criticized loans, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $1.4 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively. Our ratio of nonperforming loans to total assets was 0.48% and 0.47% at June 30, 2026 and December 31, 2025, respectively. We had no other real estate owned at June 30, 2026 and December 31, 2025. Loan modifications for borrowers who were experiencing financial difficulty for the six months ended June 30, 2026 totaled $8.9 million compared to none for the comparable six month period of 2025.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. At June 30, 2026, we had $47.1 million in loans identified as special mention, a decrease of $562 thousand from December 31, 2025. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated. The decrease from December 31, 2025 was a result of one loan totaling $534 thousand, which was previously rated as special mention, being upgraded during 2026. Five of our special mention loans are commercial real estate loans, with collateral in retail, mixed-use and multifamily, four of which are located in Washington, D.C. Of the loans located in Washington, D.C., each has executed listing agreements and are currently either listed for sale or are in the process thereof. These loans are well-secured with updated valuations and are not individually impaired. We believe there will be satisfactory resolution to each of these loans.
At June 30, 2026, we had $10.9 million in loans identified as substandard, an increase of $719 thousand from December 31, 2025. The increase in substandard loans was a result of the consumer real estate loan placed on nonaccrual during the second quarter of 2026. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an individual analysis is completed. At June 30, 2026, reserves for individually assessed loans totaled $1.4 million and were allocated within the allowance for credit losses to supplement any shortfall of collateral.
For the three months ended June 30, 2026 and 2025, we recorded net recoveries of $2 thousand and net charge-offs of $517 thousand, respectively. We recorded net charge-offs of $1 thousand and $379 thousand for the six months ended June 30, 2026 and 2025, respectively. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At June 30, 2026 and December 31, 2025
(Dollars in thousands)

	June 30, 2026	December 31, 2025
Nonperforming assets:
Nonaccrual loans, gross	$10,887	$10,168
Loans contractually past‑due 90 days or more and still accruing	468	545
Total nonperforming loans (NPLs)	$11,355	$10,713
Total nonperforming assets (NPAs)	$11,355	$10,713

NPLs/Total Assets	0.48%	0.47%
NPAs/Total Assets	0.48%	0.47%
Allowance for credit losses on loans/NPLs	168.64%	172.86%
The concentration of commercial real estate loans to total risk-based capital was 311% and construction loans to total risk-based capital was 45%, at June 30, 2026.
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $962.3 million, or 51% of total loans, at June 30, 2026 and $1.03 billion, or 53% of total loans, at December 31, 2025. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $131.3 million, or 7% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $982 thousand, or 0.05% of total loans, located in Washington, D.C. Loans secured by retail properties totaled $207.6 million, or 11% of total loans, at June 30, 2026, with $9.0 million, or 0.47% of total loans, located in Washington, D.C. Loans secured by multi-family commercial properties totaled $180.7 million, or 10% of total loans, at June 30, 2026, with $79.9 million, or 4% of total loans, located in Washington, D.C. (a decrease from $98.7 million at December 31, 2025).
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at June 30, 2026 (dollars in thousands).

Owner Occupied CRE (1)				Non-Owner Occupied CRE (1)				Construction		Total CRE
Asset Class	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (3)	Total Bank Owned Principal (3)	% of Total Loans
Office, Class A	66%	6	$7,679	40%	2	$14,929	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$22,608
Office, Class B	52%	26	11,086	43%	22	43,997		—	—	55,083
Office, Class C	44%	9	4,970	29%	7	7,429		3	1,377	13,776
Office, Medical	36%	6	921	43%	5	24,541		1	14,373	39,835
Subtotal		47	$24,656		36	$90,896		4	$15,750	$131,302	7%

Retail- Neighborhood/Community Shop		—	$—	41%	30	$85,420	Counties of Prince George's and Baltimore, MD and Fairfax County, VA	—	$—	$85,420
Retail- Restaurant	52%	4	4,298	36%	11	19,882		—	—	24,180
Retail- Single Tenant	56%	6	3,765	41%	15	26,291		—	—	30,056
Retail- Anchored,Other		—	—	49%	12	32,066		—	—	32,066
Retail- Grocery-anchored		—	—	40%	6	35,860		1	—	35,860
Subtotal		10	$8,063		74	$199,519		1	$—	$207,582	11%

Multi-family, Class A		—	$—	30%	2	$1,418	Washington, D.C., Baltimore City, MD and Richmond City, VA	2	$33,111	$34,529
Multi-family, Class B		—	—	60%	17	61,732		—	—	61,732
Multi-family, Class C		—	—	52%	57	74,219		1	972	75,191
Multi-Family-Affordable Housing		—	—	56%	2	9,293		—	—	9,293
Subtotal		—	$—		78	$146,662		3	$34,083	$180,745	10%

Industrial	45%	36	$105,684	54%	25	$108,903	Counties of Prince William and Fairfax, VA and Howard County, MD	—	$—	$214,587
Warehouse	43%	9	7,234	21%	6	5,173		—	—	12,407
Flex	48%	12	10,186	52%	13	54,301		1	—	64,487
Subtotal		57	$123,104		44	$168,377		1	$—	$291,481	15%

Hotels		—	$—	40%	7	$34,828		1	$7,546	$42,374	2%
Mixed Use	43%	8	6,512	57%	25	42,513		—	—	49,025	3%

Land	66%		—	—%	—	—		19	28,495	28,495	2%
1- 4 family construction			—			—		14	32,875	32,875	3%
Other (including net deferred fees)			56,475			60,727			20,524	137,726	7%
Total commercial real estate and construction loans, net of fees, at June 30, 2026			$218,810			$743,522			$139,273	$1,101,605	58%
Total commercial real estate and construction loans, net of fees, at December 31, 2025			$266,317			$766,332			$153,006	$1,185,655	61%
_________________________
(1).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
(2).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(3).Bank-owned principal is not adjusted for deferred fees and costs.

The loans shown in the above table exhibit strong credit quality, with one nonaccrual loan at June 30, 2026 totaling $10.1 million, which has a specific reserve of $1.4 million. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.

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
See “Critical Accounting Estimates” above for more information on our allowance for credit losses methodology.
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

Allowance for Credit Losses on Loans
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended June 30,
	2026		2025
	Net (charge-offs) recoveries	Percentage of net recoveries to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	(509)	(0.11)%
Consumer residential	—	—%	—	—%
Consumer nonresidential	$2	—%	$(8)	—%
Total	$2	—%	$(517)	—%
Average loans outstanding during the period	$1,921,965		$1,862,488

	For the Six Months Ended June 30,
	2026		2025
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	—	—%	(373)	(0.03)%
Consumer residential	—	—%	—	—%
Consumer nonresidential	(1)	—%	(6)	—%
Total	$(1)	—%	$(379)	(0.03)%
Average loans outstanding during the period	$1,926,732		$1,864,529

			June 30,	December 31,
			2026	2025
Allowance for credit losses on loans receivable, net of fees			1.01%	0.97%
Allocation of the Allowance for Credit Losses on Loans
At June 30, 2026 and December 31, 2025
(Dollars in thousands)

	June 30, 2026		December 31, 2025
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$9,611	50.18%	$9,236	48.91%
Commercial and industrial	4,823	25.18%	4,523	23.95%
Commercial construction	1,677	8.76%	1,940	10.27%
Consumer residential	2,924	15.27%	3,054	16.17%
Consumer nonresidential	116	0.61%	133	0.70%
Total allowance for credit losses	$19,151	100.00%	$18,886	100.00%
___________________
*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of June 30, 2026 and December 31, 2025 totaled $265 thousand, and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $146.9 million at June 30, 2026, a decrease of $6.2 million, or 4%, from $153.2 million at December 31, 2025, primarily due to principal repayments of $6.1 million, as well as a decrease in the market value of the investment securities portfolio totaling $22 thousand at June 30, 2026.
At June 30, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio is just less than 5 years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $18.4 million and $19.4 million at June 30, 2026 and December 31, 2025, respectively. There were no investment securities that were pledged to secure Federal Reserve Bank of Richmond ("FRB") borrowings at June 30, 2026 and December 31, 2025, respectively.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of June 30, 2026, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance for credit losses was recognized for our investment securities portfolio at June 30, 2026.
We hold restricted investments in equities of the FRB and FHLB. At each of June 30, 2026 and December 31, 2025, we owned $3.6 million in FRB stock and $1.7 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at June 30, 2026 and December 31, 2025.
Investment Securities by Stated Yields
At June 30, 2026 and December 31, 2025

	At June 30, 2026
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	2.32%	—%	—%	—%	2.32%
Total held‑to‑maturity securities	2.32%	—%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—%	—%	—%	2.92%	2.92%
Corporate bonds	—%	7.55%	3.58%	—%	4.51%
Mortgage‑backed securities	—%	4.43%	4.32%	1.61%	1.70%
Total available‑for‑sale securities	—%	3.30%	3.76%	1.62%	1.96%
Total investment securities	2.32%	3.30%	3.76%	1.62%	1.96%

	At December 31, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—%	—%	—%	2.92%	2.92%
Corporate bonds	—%	9.12%	3.60%	—%	4.55%
Mortgage‑backed securities	—%	4.41%	4.52%	1.61%	1.70%
Total available‑for‑sale securities	—%	3.30%	3.79%	1.62%	1.95%
Total investment securities	—%	3.29%	3.79%	1.62%	1.95%

Deposits and Other Borrowed Funds
The following table sets forth the balances of deposits and the percentage of each category to total deposits for the six months ended June 30, 2026 and June 30, 2025:
Average Deposit Balances
For the Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)	June 30, 2026		June 30, 2025
Noninterest-bearing demand	$367,436	19.32%	$358,135	19.02%
Interest-bearing deposits
Interest checking	673,030	35.39%	632,074	33.58%
Savings and money markets	335,493	17.64%	376,609	20.01%
Certificates of deposit, $100,000 to $249,999	144,975	7.62%	80,039	4.25%
Certificates of deposit, $250,000 or more	161,571	8.50%	186,869	9.93%
Wholesale deposits	218,984	11.53%	248,740	13.21%
Total	$1,901,489	100.00%	$1,882,466	100.00%
Total deposits increased $54.5 million, or 3%, to $2.05 billion at June 30, 2026 from $2.00 billion at December 31, 2025. Noninterest-bearing deposits were $415.3 million at June 30, 2026, an increase of $52.1 million, or 14%, and represented 20.2% of total deposits. Core deposits, which exclude wholesale deposits, increased $98.2 million, or 6%, to $1.81 billion at June 30, 2026, compared to $1.71 billion at December 31, 2025. Interest checking decreased $36.0 million, or 5%, to $705.0 million at June 30, 2026 compared to $741.0 million at December 31, 2025. Savings and money market deposits increased $46.4 million, or 14%, to $377.5 million at June 30, 2026 compared to $331.0 million at December 31, 2025. Time deposits increased $35.8 million, or 13%, to $312.8 million at June 30, 2026 from $277.0 million at December 31, 2025.
Wholesale deposits were $241.2 million at June 30, 2026 compared to $285.0 million at December 31, 2025, a decrease of $43.8 million, or 15%, primarily due to the increase in our core deposit base. Wholesale deposits are partially fixed with a weighted average rate of 3.48%. During the second quarter of 2026, the Company unwound $170 million in pay-fixed/receive-floating interest rate swaps that had an average rate of 3.27%. The gain associated with this unwind totaled $1.7 million and will be accreted over the remaining term of the cash flow hedges into interest expense, as the funding associated with these cash flow hedges is still in place.
We are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation ("FDIC") insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At each of June 30, 2026 and December 31, 2025, we had $291.9 million in CDARS reciprocal and ICS reciprocal products.
At June 30, 2026, the estimated amount of total uninsured deposits (including collateralized deposits) was $964.3 million, or 47%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits was $786.3 million, or 38% of total deposits, at June 30, 2026.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at June 30, 2026.
Certificates of Deposit Greater than $250,000
At June 30, 2026
(Dollars in thousands)

June 30, 2026
Three months or less	$45,108
Over three months through six months	9,936
Over six months through twelve months	54,349
Over twelve months	50,859
$160,252
We had no other borrowed funds at June 30, 2026 and December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, we did not have any federal funds purchased.
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
We believe that the Bank met all capital adequacy requirements to which it was subject at June 30, 2026 and December 31, 2025.
Shareholders' equity at June 30, 2026 was $266.6 million, an increase of $11.8 million, or 5%, compared to $253.6 million at December 31, 2025. Net income recorded for the six months ended June 30, 2026 less dividends paid to shareholders contributed $12.3 million to the increase in shareholders' equity. During the first six months of 2026, the Company repurchased 131,517 shares of our common stock at a total cost of $2.1 million. We issued 184,000 shares of common stock pursuant to the exercise of stock options which contributed $1.2 million in additional capital during 2026. Accumulated other comprehensive loss decreased $1.2 million during the six months ended June 30, 2026, primarily as a result of the increase in the value of our cash flow hedges prior to their termination in the second quarter of 2026.
Total shareholders' equity to total assets at June 30, 2026 and December 31, 2025 was 11.3% and 11.1%. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at June 30, 2026 and December 31, 2025 was $14.31 and $13.74, respectively.

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
The following table shows the minimum capital requirements and the Bank's capital position at June 30, 2026 and December 31, 2025.
Bank Capital Components
At June 30, 2026 and December 31, 2025
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2026
Total risk-based capital	$309,151	16.46%	$197,233	>	10.50%	$187,841	>	10.00%
Tier 1 risk-based capital	289,385	15.41%	159,664	>	8.50%	150,272	>	8.00%
Common equity tier 1 capital	289,385	15.41%	131,488	>	7.00%	122,096	>	6.50%
Leverage capital ratio	289,385	12.94%	89,430	>	4.00%	111,787	>	5.00%
At December 31, 2025
Total risk-based capital	$296,612	15.38%	$202,553	>	10.50%	$192,908	>	10.00%
Tier 1 risk-based capital	277,254	14.37%	163,972	>	8.50%	154,326	>	8.00%
Common equity tier 1 capital	277,254	14.37%	135,036	>	7.00%	125,390	>	6.50%
Leverage capital ratio	277,254	12.23%	90,659	>	4.00%	113,324	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At June 30, 2026 and December 31, 2025
(Dollars in thousands, except per share data)

	2026	2025
Total stockholders' equity (GAAP)	$265,351	$253,600
Less: goodwill and intangibles, net	(7,247)	(7,295)
Tangible Common Equity (non-GAAP)	$258,104	$246,305

Book value per common share (GAAP)	$14.71	$14.15
Less: intangible book value per common share	(0.40)	(0.41)
Tangible book value per common share (non-GAAP)	$14.31	$13.74

Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. At June 30, 2026 and December 31, 2025, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 38% and 35% of total deposits, respectively.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $397.9 million at June 30, 2026, or 17% of total assets, an increase from $280.8 million, or 12% of total assets, at December 31, 2025. At June 30, 2026 and December 31, 2025, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $18.4 million and $19.4 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At June 30, 2026
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$450,024
FRB discount window secured borrowings (2)	—	287,299
Unsecured federal fund purchase lines	—	262,196
Total	$130,000	$999,519
________________________
(1) The Bank has pledged a portion of its commercial real estate and residential loan portfolio to the FHLB to obtain a letter of credit to secure public funds.
(2) The Bank has pledged a portion of the commercial and industrial loan portfolio to the FRB to secure the line of credit.
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

Financial Instruments with Off-Balance Sheet Risk and Other Contingencies
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.
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
At June 30, 2026 and December 31, 2025, unused commitments to fund loans and lines of credit totaled $169.7 million and $225.1 million, respectively. Commercial and standby letters of credit totaled $11.8 million at June 30, 2026 and $9.4 million at December 31, 2025. We record a reserve for unfunded commitments based on an estimate of future draws and applying our expected loss rates on those draws. At June 30, 2026 and December 31, 2025, our reserve for unfunded commitments totaled $615 thousand and $471 thousand, respectively.
We provide banking services to customers that are licensed to do business in the cannabis industry, primarily in Virginia, Maryland and the District of Columbia. These customers include multi-state operators, fully integrated state-wide operators, independent dispensary/cultivation licensees, as well as provisional cannabis licensees. We maintain stringent written policies and procedures related to the on boarding of such businesses and to the monitoring and maintenance of such business accounts.
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

While we are providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While we are not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government. There is an uncertainty of the potential impact to our consolidated financial statements if the federal government should take action against us. As of June 30, 2026, we have not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers: Deposit and loan balances at June 30, 2026 were approximately $139.4 million, or 7% of total deposits, and $192.0 million, or 10% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6% of total deposits, and $193.6 million, or 10% of total loans, respectively.

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
The Company purchased 131,517 shares during the three months ended June 30, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	131,517	15.76	131,517	1,268,483
May 1, 2026 - May 31, 2026	—	—	—	1,268,483
June 1, 2026 - June 30, 2026	—	—	—	1,268,483
Total	131,517	15.76	131,517	1,268,483

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

(a)None.
(b)None.

(c)During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: August 6, 2026	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Sr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)