Form 10-Q
period 2026-09-30
FVCBankcorp, Inc.
filed 2026-11-05
CIK 1675644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

18,034,205 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2026.

FVCBankcorp, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Condition
September 30, 2026 and December 31, 2025
(In thousands, except per share data)

			September 30, 2026	December 31, 2025
			(Unaudited)
Assets
Cash and due from banks			$6,899	$5,684
Interest-bearing deposits at other financial institutions			182,983	121,947
Securities held-to-maturity (fair value of $261 thousand and $262 thousand at September 30, 2026 and December 31, 2025, respectively), net of allowance for credit losses of $0 and $0 at September 30, 2026 and December 31, 2025, respectively			265	265
Securities available-for-sale, at fair value			138,629	153,159
Restricted stock, at cost			5,465	5,446
Loans, net of allowance for credit losses of $18.8 million and $18.9 million at September 30, 2026 and December 31, 2025, respectively			1,895,142	1,922,397
Premises and equipment, net			626	693
Accrued interest receivable			10,237	10,277
Prepaid expenses			3,681	3,311
Deferred tax assets, net			13,333	12,251
Goodwill and intangibles, net			7,227	7,295
Bank owned life insurance			9,731	9,508
Operating lease right-of-use assets			4,950	6,062
Other assets			34,013	33,961
Total assets			$2,313,181	$2,292,256

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing			$427,325	$363,228
Interest-bearing checking			650,070	741,034
Savings and money market			337,864	331,048
Time deposits			350,161	277,010
Wholesale deposits			231,149	284,957
Total deposits			$1,996,569	$1,997,277

Long-term debt, net of issuance costs			$24,531	$18,750
Accrued interest payable			1,797	2,076
Operating lease liabilities			5,281	6,486
Reserves for unfunded commitments			658	471
Accrued expenses and other liabilities			15,844	13,596
Total liabilities			$2,044,680	$2,038,656

Stockholders' Equity	2026	2025
Preferred stock, $0.01 par value
Shares authorized	1,000,000	1,000,000
Shares issued and outstanding	—	—	$—	$—
Common stock, $0.01 par value
Shares authorized	20,000,000	20,000,000
Shares issued and outstanding	18,034,205	17,917,504	180	179
Additional paid-in capital			122,021	122,144
Retained earnings			168,500	150,857
Accumulated other comprehensive (loss), net			(22,200)	(19,580)
Total stockholders' equity			$268,501	$253,600
Total liabilities and stockholders' equity			$2,313,181	$2,292,256
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2026 and 2025
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$28,000	$26,984	$85,865	$80,566
Interest and dividends on securities held-to-maturity	2	2	5	5
Interest and dividends on securities available-for-sale	843	906	2,556	2,736
Dividends on restricted stock	80	118	259	362
Interest on deposits at other financial institutions	1,485	1,817	2,628	4,144
Total interest and dividend income	$30,410	$29,827	$91,313	$87,813
Interest Expense
Interest on deposits	$11,491	$13,071	$34,555	$38,821
Interest on short-term debt	3	478	247	1,412
Interest on long-term debt	482	245	1,523	736
Total interest expense	$11,976	$13,794	$36,325	$40,969
Net Interest Income	$18,434	$16,033	$54,988	$46,844
Provision for credit losses	186	375	596	680
Net interest income after provision for credit losses	$18,248	$15,658	$54,392	$46,164
Noninterest Income
Service charges on deposit accounts	$475	$321	$1,264	$873
Gain on sale of minority interest	—	—	847	—
Bank owned life insurance income	75	73	222	215
Income (loss) from minority membership interests	(403)	508	437	1,000
Gain on termination of derivative instruments	—	—	—	154
Other income	156	131	568	469
Total noninterest income	$303	$1,033	$3,338	$2,711
Noninterest Expenses
Salaries and employee benefits	$5,534	$5,115	$16,903	$14,933
Occupancy and equipment expense	524	520	1,572	1,588
Data processing and network administration	561	559	1,875	1,728
Internet banking and software expense	925	890	2,693	2,580
State franchise taxes	577	583	1,723	1,761
FDIC insurance	240	238	760	858
Marketing, business development and advertising	240	211	698	628
Loan related expenses	270	280	771	763
Directors' fees	166	150	496	450
Core deposit intangible amortization	20	30	67	97
Other operating expenses	929	896	2,890	2,646
Total noninterest expenses	$9,986	$9,472	$30,448	$28,032
Net income before income tax expense	$8,565	$7,219	$27,282	$20,843
Income tax expense	1,924	1,640	6,033	4,432
Net income	$6,641	$5,579	$21,249	$16,411
Earnings per share, basic	$0.37	$0.31	$1.18	$0.90
Earnings per share, diluted	$0.37	$0.31	$1.17	$0.90
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,641	$5,579	$21,249	$16,411
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax benefit of $1,024 thousand and $1,029 thousand for the three and nine months ended September 30, 2026, respectively, and net of tax expense of $559 thousand and $1.9 million for the three and nine months ended September 30, 2025, respectively.	(3,523)	1,928	(3,539)	6,552
Unrealized gain (loss) on interest rate swaps, net of tax benefit of $0 thousand and $283 thousand for the three and nine months ended September 30, 2026, respectively, and unrealized loss on interest rate swaps, net of tax benefit of $85 thousand and $1.1 million for the three and nine months ended September 30, 2025, respectively.	—	(293)	1,239	(3,798)
Reclassification adjustment for derivative termination gains realized in income, net of tax expense of $53 thousand and $93 thousand for the three and nine months ended September 30, 2026, respectively, and for derivative termination gains realized in income, net of tax expense of $0 thousand and $35 thousand for the three and nine months ended September 30, 2025, respectively.	(188)	—	(320)	(119)
Total other comprehensive income (loss)	$(3,711)	$1,635	$(2,620)	$2,635
Total comprehensive income	$2,930	$7,214	$18,629	$19,046
See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2026	2025
Cash Flows From Operating Activities
Net income	$21,249	$16,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123	166
Provision for credit losses	596	680
Net amortization of premium of securities	127	144
Net accretion of deferred loan costs, fees, and other acquisition accounting adjustments	(1,848)	(428)
Gain on derivative termination	(411)	(154)
Gain on sale of minority membership interest	(847)	—
(Income) from minority membership interest	(437)	(1,000)
Amortization of debt issuance costs	381	42
Core deposits intangible amortization	67	97
Equity-based compensation expense	810	639
Bank owned life insurance income	(222)	(215)
Changes in assets and liabilities:
Decrease in accrued interest receivable, prepaid expenses and other assets	959	1,575
Increase (decrease) in accrued interest payable, accrued expenses and other liabilities	1,820	(1,688)
Net cash provided by operating activities	$22,367	$16,269
Cash Flows From Investing Activities
Increase in interest-bearing deposits at other financial institutions	$(61,036)	$(131,218)
Purchases of available-for-sale securities	(1,000)	(2,941)
Proceeds from repayments, calls and maturities of securities available-for-sale	10,836	10,845
Net (purchase) redemption of restricted stock	(19)	412
Net decrease in loans	28,674	11,375
Purchases of premises and equipment, net	(56)	(30)
Proceeds from sale of minority interest	1,296	—
Net cash used in investing activities	$(21,305)	$(111,557)
Cash Flows From Financing Activities
Net (decrease) increase in non-maturing deposits	$(20,051)	$96,532
Net increase in time deposits	19,342	10,744
Redemption of subordinated debt	(19,000)	—
Issuance of senior debt, net of issuance costs	24,400	—
Repurchase of shares to satisfy tax withholding for stock-based compensation	(47)	(54)
Repurchases of common stock	(2,077)	(4,635)
Cash dividends paid on common stock	(3,606)	(1,084)
Common stock issuance	1,192	541
Net cash provided by financing activities	$153	$102,044
Net increase in cash and cash equivalents	$1,215	$6,756
Cash and cash equivalents, beginning of year	5,684	8,161
Cash and cash equivalents, end of period	$6,899	$14,917

See Notes to Consolidated Financial Statements.

FVCBankcorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(In thousands)

	Shares		Common Stock		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	18,204		$182		$127,471		$130,967		$(23,266)	$235,354
Net income	—		—		—		16,411		—	16,411
Repurchases of common stock	(415)		(4)		(4,635)		—		—	(4,639)
Other comprehensive income	—		—		—		—		2,635	2,635
Common stock issuance for options exercised, net	224		2		539		—		—	541
Vesting of restricted stock grants, net	61		1		(54)		—		—	(53)
Cash dividends paid on common stock	—	0	—	0	—	0	(1,084)	0	—	(1,084)
Stock-based compensation expense	—		—		639		—		—	639
Balance at September 30, 2025	18,074		$181		$123,960		$146,294		$(20,631)	$249,804
Balance at June 30, 2025	18,019		$180		$123,450		$141,799		$(22,266)	$243,163
Net income	—		—		—		5,579		—	5,579
Other comprehensive income	—		—		—		—		1,635	1,635
Common stock issuance for options exercised, net	54		1		304		—		—	305
Vesting of restricted stock grants, net	1		—		—		—		—	—
Cash dividends paid on common stock	—		—		—		(1,084)		—	(1,084)
Stock-based compensation expense	—		—		206		—		—	206
Balance at September 30, 2025	18,074		$181		$123,960		$146,294		$(20,631)	$249,804
Balance at December 31, 2025	17,918		$179		$122,144		$150,857		$(19,580)	$253,600
Net income	—		—		—		21,249		—	21,249
Repurchases of common stock	(132)		(1)		(2,076)		—		—	(2,077)
Other comprehensive (loss)	—		—		—		—		(2,620)	(2,620)
Common stock issuance for options exercised, net	184		2		1,190		—		—	1,192
Vesting of restricted stock grants, net	64		—		(47)		—		—	(47)
Cash dividends paid on common stock	—		—		—		(3,606)		—	(3,606)
Stock-based compensation expense	—		—		810		—		—	810
Balance at September 30, 2026	18,034		$180		$122,021		$168,500		$(22,200)	$268,501
Balance at June 30, 2026	18,034		$180		$121,764		$163,121		$(18,489)	$266,576
Net income	—		—		—		6,641		—	6,641
Other comprehensive (loss)	—		—		—		—		(3,711)	(3,711)
Cash dividends paid on common stock	—		—		—		(1,262)		—	(1,262)
Stock-based compensation expense	—		—		257		—		—	257
Balance at September 30, 2026	18,034		$180		$122,021		$168,500		$(22,200)	$268,501
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2025. Certain prior period amounts have been reclassified to conform to current period presentation. There was no impact to stockholders' equity or net income from these adjustments.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 2. Securities
Amortized cost and fair values of securities held-to-maturity and securities available-for-sale as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(4)	$261
Total held-to-maturity securities	$265	$—	$(4)	$261
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(1,150)	$8,849
Securities of state and local municipalities	325	—	(63)	262
Corporate bonds	16,000	—	(578)	15,422
SBA pass-through securities	30	—	(2)	28
Mortgage-backed securities	138,241	—	(27,398)	110,843
Collateralized mortgage obligations	3,946	—	(721)	3,225
Total available-for-sale securities	$168,541	$—	$(29,912)	$138,629

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held-to-maturity
Securities of state and local municipalities tax-exempt	$265	$—	$(3)	$262
Total held-to-maturity securities	$265	$—	$(3)	$262
Available-for-sale
Securities of U.S. government and federal agencies	$9,999	$—	$(883)	$9,116
Securities of state and local municipalities	358	—	(46)	312
Corporate bonds	16,000	—	(1,228)	14,772
SBA pass-through securities	40	—	(2)	38
Mortgage-backed securities	147,931	46	(22,657)	125,320
Collateralized mortgage obligations	4,175	—	(574)	3,601
Total available-for-sale securities	$178,503	$46	$(25,390)	$153,159
No allowance for credit losses was recognized at September 30, 2026 and December 31, 2025 related to the Company's investment portfolio.
There were no securities pledged to secure borrowings at September 30, 2026 and December 31, 2025. The Company had securities with a carrying value of $17.1 million and $19.4 million pledged to secure public deposits at September 30, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The Company monitors the credit quality of held-to-maturity securities through the use of credit ratings. The Company monitors credit ratings on a periodic basis. The following table summarizes the amortized cost of held-to-maturity securities at September 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

Held-to-Maturity: State municipal and tax exempt	September 30, 2026	December 31, 2025
Aa3	$265	$265
Total	$265	$265
The following tables show the fair value and gross unrealized losses, aggregated by investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025, respectively. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Available-for-sale securities that have been in a continuous unrealized loss position at September 30, 2026 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$8,849	$(1,150)	$8,849	$(1,150)
Securities of state and local municipalities	—	—	262	(63)	262	(63)
Corporate bonds	2,724	(26)	11,698	(552)	14,422	(578)
SBA pass-through securities	—	—	28	(2)	28	(2)
Mortgage-backed securities	3,640	(177)	107,203	(27,221)	110,843	(27,398)
Collateralized mortgage obligations	—	—	3,225	(721)	3,225	(721)
Total	$6,364	$(203)	$131,265	$(29,709)	$137,629	$(29,912)

Available-for-sale securities that have been in a continuous unrealized loss position at December 31, 2025 are as follows:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities of U.S. government and federal agencies	$—	$—	$9,116	$(883)	$9,116	$(883)
Securities of state and local municipalities	—	—	312	(46)	312	(46)
Corporate bonds	1,738	(12)	13,034	(1,216)	14,772	(1,228)
SBA pass-through securities	—	—	38	(2)	38	(2)
Mortgage-backed securities	—	—	121,446	(22,657)	121,446	(22,657)
Collateralized mortgage obligations	968	(14)	2,633	(560)	3,601	(574)
Total	$2,706	$(26)	$146,579	$(25,364)	$149,285	$(25,390)
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Corporate bonds: The unrealized losses on 10 of the investments in corporate bonds were caused by the increase in current market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Some of these investments do not carry a rating.
SBA pass-through securities: The unrealized loss on one available-for-sale security was caused by the increase in current market interest rates. The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.
Mortgage-backed securities: The unrealized losses on the Company’s investment in 39 mortgage-backed securities were caused by the increase in current market interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
Collateralized mortgage obligations ("CMOs"): The unrealized losses associated with 11 CMOs were caused by the increase in current market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments.
The Company has evaluated its available-for-sale investment securities in an unrealized loss position for credit related impairment at September 30, 2026 and December 31, 2025 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) issuers continue to make timely principal and interest payments, and (4) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. Additionally, the Company’s mortgage-backed investment securities are primarily guaranteed by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association and do not have credit risk given the implicit and explicit government guarantees associated with these agencies.
The amortized cost and fair value of securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	September 30, 2026
	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$265	$261	$—	$—
After 1 year through 5 years	—	—	14,806	13,596
After 5 years through 10 years	—	—	20,265	18,795
After 10 years	—	—	133,470	106,238
Total	$265	$261	$168,541	$138,629
For the nine months ended September 30, 2026 and 2025, principal repayments of securities totaled $9.8 million and $9.8 million, respectively. During the nine months ended September 30, 2026 and 2025, proceeds from calls and maturities of securities were $1.0 million and $1.0 million, respectively. During the nine months ended September 30, 2026, the Company purchased $1.0 million in securities and made $2.9 million in purchases during the same period of 2025. No securities were sold during the nine months ended September 30, 2026 and 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 3. Loans and Allowance for Credit Losses
A summary of loan balances at amortized cost by type at September 30, 2026 and December 31, 2025 follows:

	September 30, 2026	December 31, 2025
Commercial real estate	$935,251	$1,032,649
Commercial and industrial	562,209	453,393
Commercial construction	143,771	153,006
Consumer real estate	272,014	297,018
Consumer nonresidential	693	5,217
	$1,913,938	$1,941,283
Less:
Allowance for credit losses	18,796	18,886
Loans, net	$1,895,142	$1,922,397
An analysis of the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025, and for the year ended December 31, 2025 follows:
Allowance for Credit Losses
For the Three Months Ended September 30, 2026

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2026
Allowance for credit losses:
Beginning Balance, July 1, 2026	$9,611	$4,823	$1,677	$2,924	$116	$19,151
Charge-offs	—	(499)	—	—	(1)	(500)
Recoveries	—	—	—	—	2	2
Provision (reversal)	(952)	1,245	(49)	(89)	(12)	143
Ending Balance, September 30, 2026	$8,659	$5,569	$1,628	$2,835	$105	$18,796
Allowance for Credit Losses
For the Nine Months Ended September 30, 2026

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2026
Allowance for credit losses:
Beginning Balance, January 1, 2026	$9,236	$4,523	$1,940	$3,054	$133	$18,886
Charge-offs	—	(499)	—	—	(6)	(505)
Recoveries	—	—	—	—	6	6
Provision (reversal)	(577)	1,545	(312)	(219)	(28)	409
Ending Balance, September 30, 2026	$8,659	$5,569	$1,628	$2,835	$105	$18,796

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Allowance for Credit Losses
For the Three Months Ended September 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2025
Allowance for credit losses:
Beginning Balance, July 1, 2025	$8,639	$3,801	$2,148	$3,426	$51	$18,065
Charge-offs	—	(500)	—	—	—	(500)
Recoveries	—	—	—	—	2	2
Provision (reversal)	92	421	(159)	27	(5)	376
Ending Balance, September 30, 2025	$8,731	$3,722	$1,989	$3,453	$48	$17,943
Allowance for Credit Losses
For the Nine Months Ended September 30, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
September 30, 2025
Allowance for credit losses:
Beginning Balance, January 1, 2025	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(1,078)	—	—	(10)	(1,088)
Recoveries	—	205	—	—	7	212
Provision (reversal)	(703)	1,456	276	(322)	(17)	690
Ending Balance, September 30, 2025	$8,731	$3,722	$1,989	$3,453	$48	$17,943
Allowance for Credit Losses
For the Year Ended December 31, 2025

	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Consumer Nonresidential	Total
December 31, 2025
Allowance for credit losses:
Beginning Balance, January 1, 2025	$9,434	$3,139	$1,713	$3,775	$68	$18,129
Charge-offs	—	(1,078)	—	—	(10)	(1,088)
Recoveries	—	205	—	—	12	217
Provision (reversal)	(198)	2,257	227	(721)	63	1,628
Ending Balance, December 31, 2025	$9,236	$4,523	$1,940	$3,054	$133	$18,886

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Real Estate	Business / Other Assets	Real Estate	Business / Other Assets
Collateral-Dependent Loans
Commercial real estate	$9,970	$—	$10,108	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	60	—
Consumer nonresidential	—	—	—	—
Total	$10,789	$—	$10,168	$—
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the nine months ended September 30, 2026, respectively, were as follows:

	Prior	2022	2023	2024	2025	2026	Revolving Loans Amort. Cost Basis	Revolving Loans Convert. to Term	Total
Commercial Real Estate
Grade:
Pass	$418,305	$191,910	$57,117	$11,848	$74,794	$29,191	$127,507	$—	$910,672
Special mention	14,609	—	—	—	—	—	—	—	14,609
Substandard	—	9,970	—	—	—	—	—	—	9,970
Doubtful	—	—	—	—	—	—	—	—	—
Total	$432,914	$201,880	$57,117	$11,848	$74,794	$29,191	$127,507	$—	$935,251
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Grade:
Pass	$8,953	$17,737	$28,842	$77,157	$100,069	$115,299	$214,152	$—	$562,209
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,953	$17,737	$28,842	$77,157	$100,069	$115,299	$214,152	$—	$562,209
Gross Charge-offs	$—	$—	$—	$—	$(499)	$—	$—	$—	$(499)
Commercial Construction
Grade:
Pass	$11,537	$—	$—	$—	$8,646	$19,021	$104,567	$—	$143,771
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,537	$—	$—	$—	$8,646	$19,021	$104,567	$—	$143,771
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Grade:
Pass	$50,192	$156,177	$34,163	$359	$6,139	$3,262	$20,803	$—	$271,095
Special mention	—	—	—	—	—	—	100	—	100
Substandard	60	759	—	—	—	—	—	—	819
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,252	$156,936	$34,163	$359	$6,139	$3,262	$20,903	$—	$272,014
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Nonresidential
Grade:
Pass	$264	$4	$43	$42	$71	$3	$266	$—	$693
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$264	$4	$43	$42	$71	$3	$266	$—	$693
Gross Charge-offs	$(1)	$—	$—	$—	$(5)	$—	$—	$—	$(6)
Total Recorded Investment	$503,920	$376,557	$120,165	$89,406	$189,719	$166,776	$467,395	$—	$1,913,938
Total Gross Charge-Offs	$(1)	$—	$—	$—	$(504)	$—	$—	$—	$(505)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Based on the most recent analysis performed, amortized cost basis of loans by risk category, class, and year of origination and gross charge-offs by year of origination as of and for the year ended December 31, 2025, respectively, were as follows:

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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Total Loan Portfolio - Segmented by Risk Category
At and for the Nine Months Ended September 30, 2026 and At and for the Year Ended December 31, 2025

	September 30, 2026	December 31, 2025
Grade:
Pass	$1,888,440	$1,883,443
Special mention	14,709	47,672
Substandard	10,789	10,168
Doubtful	—	—
Total Recorded Investment	1,913,938	1,941,283
Gross Charge-offs	(505)	(1,088)
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes larger non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. At September 30, 2026, the Company had $14.7 million in loans identified as special mention, a decrease from $47.7 million at December 31, 2025 due to risk rating upgrades during the current year. Special mention rated loans are loans that have a potential weakness that deserves management’s close attention, however, the borrower continues to pay in accordance with their contract. Loans rated as special mention do not have a specific reserve and are considered well-secured.
At September 30, 2026, the Company had $10.8 million in loans identified as substandard, an increase of $621 thousand from $10.2 million at December 31, 2025. Substandard rated loans are loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are individually evaluated, typically on the basis of the underlying collateral. At September 30, 2026, an individually assessed allowance for credit losses totaling $1.3 million has been estimated to supplement any shortfall of collateral.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Past due and nonaccrual loans presented by loan class were as follows at September 30, 2026 and December 31, 2025:

	Accruing
As of September 30, 2026	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$1,823	$—	$—	$1,823	$923,458	$9,970	$935,251
Commercial and industrial	—	—	—	—	562,209	—	562,209
Commercial construction	—	—	—	—	143,771	—	143,771
Consumer real estate	4,378	751	204	3,583	267,612	819	272,014
Consumer nonresidential	—	—	—	—	693	—	693
Total	$6,201	$751	$204	$7,156	$1,897,743	$10,789	$1,913,938

	Accruing
As of December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Nonaccruals	Total Recorded Investment in Loans
Commercial real estate	$—	$—	$—	$—	$1,022,541	$10,108	$1,032,649
Commercial and industrial	120	—	—	120	453,273	—	453,393
Commercial construction	—	3,421	—	3,421	149,585	—	153,006
Consumer real estate	2,986	972	534	4,492	292,466	60	297,018
Consumer nonresidential	5	5	—	10	5,207	—	5,217
Total	$3,111	$4,398	$534	$8,043	$1,923,072	$10,168	$1,941,283
The following presents nonaccrual loans as of September 30, 2026 and December 31, 2025 and interest income recognized for those year to date periods:

As of September 30, 2026	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$9,970	$9,970	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	819	—	819	—
Consumer nonresidential	—	—	—	—
Total	$819	$9,970	$10,789	$—

As of December 31, 2025	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Interest Income Recognized
Nonaccrual Loans
Commercial real estate	$—	$10,108	$10,108	$177
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	60	—	60	3
Consumer nonresidential	—	—	—	—
Total	$60	$10,108	$10,168	$180
There was one consumer mortgage loan totaling $60 thousand secured by a residential real estate property for which formal foreclosure proceedings were in process as of September 30, 2026 and December 31, 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
There were overdrafts of $68 thousand and $103 thousand at September 30, 2026 and December 31, 2025, respectively, which have been reclassified from deposits to loans. At September 30, 2026 and December 31, 2025, loans with a carrying value of $294.8 million and $444.2 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta ("FHLB").
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
There was one loan for $8.3 million designated as a modification for a borrower who was experiencing financial difficulty during the nine months ended September 30, 2026. This loan modification was a term extension of twelve months and a reduction in interest rate and was performing based on the modified terms at September 30, 2026. The modified loan represented approximately 0.9% of the commercial real estate loan segment and at period end, was collectively evaluated for the purposes of the allowance for credit losses. There were no loans designated as modifications for borrowers who were experiencing financial difficulty during the three months ended September 30, 2026 and the nine months ended September 30, 2025.
Provision for Credit Losses
The following table presents a breakdown of the provision for credit losses included in the Consolidated Statements of Income for the applicable periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for credit losses - loans	$143	$376	$409	$690
Provision for (reversal of) credit losses - unfunded commitments	43	(1)	187	(10)
Total provision for credit losses	$186	$375	$596	$680
At September 30, 2026, the reserve for unfunded commitments increased to $658 thousand from $471 thousand at December 31, 2025. This change was driven by higher utilization rates.

Note 4. Derivative Financial Instruments
The Company enters into interest rate swap agreements ("swap agreements") to facilitate the risk management strategies necessary in order to accommodate the needs of its banking customers. The Company mitigates the risk of entering into these loan agreements by entering into equal and offsetting swap agreements with highly-rated third party financial institutions. These back-to-back swap agreements are free-standing derivatives and are recorded at fair value in the Company's Consolidated Statements of Condition (asset positions are included in other assets and liability positions are included in other liabilities) as of September 30, 2026 and December 31, 2025. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Parties to a centrally cleared over-the-counter derivative exchange daily payments that reflect the daily change in value of the derivative. These payments, commonly referred to as variation margin, are recorded as settlements of the derivatives' mark-to-market exposure rather than collateral against the exposures, which effectively results in any centrally cleared derivative having a Level 2 fair value that approximates zero on a daily basis, and therefore, these swap agreements were not included in the offsetting table in the Fair Value Measurement section below. At September 30, 2026 and

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
December 31, 2025, the Company had entered into 12 and 15 interest rate swap agreements, respectively, which were not collateralized.
The notional amount and fair value of the Company's derivative financial instruments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$51,990	$2,837
Pay Fixed/Receive Variable Swaps	51,990	(2,837)

	December 31, 2025
	Notional Amount	Fair Value
Interest Rate Swap Agreements
Receive Fixed/Pay Variable Swaps	$68,688	$1,425
Pay Fixed/Receive Variable Swaps	68,688	(1,425)
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
At September 30, 2026, there were no designated interest rate swap agreements used to hedge variability in cash flows that were outstanding. Information pertaining to the Company's designated interest rate swap agreements at December 31, 2025 is shown in the following table.

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
At September 30, 2026 and December 31, 2025, the following financial instruments were outstanding, which contract amounts represent credit risk:

	September 30, 2026	December 31, 2025
Commitments to grant loans	$80,650	$70,256
Unused commitments to fund loans and lines of credit	146,164	154,857
Commercial and standby letters of credit	4,227	9,437
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
The Company maintains its cash accounts with the Federal Reserve Bank of Richmond ("FRB") and correspondent banks. The total amount of cash on deposit in correspondent banks exceeding the federally insured limits was $155.7 million and $288 thousand at September 30, 2026 and December 31, 2025, respectively. Cash on deposit at September 30, 2026 was held in a reciprocal demand deposit account with IntraFi, providing the Company with full FDIC insurance protection.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
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
While the Bank provides banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While the Bank is not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in the Bank's inability to continue to provide banking services to these customers and legal action taken against the Bank by the federal government. There is uncertainty with respect to the potential impact to the consolidated financial statements if the federal government should take action against the Bank. As of September 30, 2026, the Bank has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with cannabis customers: deposit and loan balances at September 30, 2026 were approximately $148.1 million, or 7.4% of total deposits, and $226.5 million, or 12.0% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6.0% of total deposits, and $193.6 million, or 10.0% of total loans, respectively.

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
The maximum number of shares with respect to which awards may be made is 2,929,296 shares of common stock, subject to adjustment for certain corporate events. At September 30, 2026, 170,121 shares were available to grant under the Plan.
No stock options were granted during the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, there were 0 and 76,393 shares, respectively, withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants. For the three and nine months ended September 30, 2025, there were 0 and 218,916 shares, respectively, withheld from issuance upon exercise of options in order to cover the cost of the exercise by the participants.
A summary of stock option activity under the Plan as of September 30, 2026, and changes during the nine months ended September 30, 2026 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2026	260,777	$9.22	0.38	$1,224,135
Granted	—	—
Exercised	(260,669)	9.22
Forfeited or expired	(108)	—
Outstanding and Exercisable at September 30, 2026	—	$—	—	$—
________________________

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
(1)The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2026. This amount changes based on changes in the market value of the Company's stock.
As of September 30, 2026, there were no outstanding stock options granted under the Plan. There were no tax benefits recognized for share-based compensation arrangements for the three months ended September 30, 2026 and 2025, respectively. Tax benefits recognized in the income statement for share-based compensation arrangements for the nine months ended September 30, 2026 and 2025 totaled $247 thousand and $269 thousand, respectively.
A summary of the Company's restricted stock unit activity as of September 30, 2026, and changes during the nine months ended September 30, 2026 is presented below.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	173,129	$11.23
Granted	161,556	15.73
Vested	(64,549)	12.41
Forfeited	(1,300)	12.76
Balance at September 30, 2026	268,836	$13.63
The compensation cost that has been charged to income for the Plan was $257 thousand and $206 thousand for the three months ended September 30, 2026 and 2025, respectively. The compensation cost totaled $810 thousand and $639 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 41 months.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

		Fair Value Measurements at September 30, 2026 Using
	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$8,849	$—	$8,849	$—
Securities of state and local municipalities taxable	262	—	262	—
Corporate bonds	15,422	—	15,422	—
SBA pass-through securities	28	—	28	—
Mortgage-backed securities	110,843	—	110,843	—
Collateralized mortgage obligations	3,225	—	3,225	—
Total Available-for-Sale Securities	$138,629	$—	$138,629	$—
Derivative assets - interest rate swaps	$2,837	$—	$2,837	$—
Liabilities
Derivative liabilities - interest rate swaps	$2,837	$—	$2,837	$—

		Fair Value Measurements at December 31, 2025 Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale
Securities of U.S. government and federal agencies	$9,116	$—	$9,116	$—
Securities of state and local municipalities taxable	312	—	312	—
Corporate bonds	14,772	—	14,772	—
SBA pass-through securities	38	—	38	—
Mortgage-backed securities	125,320	—	125,320	—
Collateralized mortgage obligations	3,601	—	3,601	—
Total Available-for-Sale Securities	$153,159	$—	$153,159	$—
Derivative assets - interest rate swaps	$1,425	$—	$1,425	$—
Derivative assets - cash flow hedge	71	—	71	—
Liabilities
Derivative liabilities - interest rate swaps	$1,425	$—	$1,425	$—
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
At September 30, 2026 and December 31, 2025, all of the Company's individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC 820, individually evaluated loans where an allowance is established based on the fair value of collateral (i.e., those loans that are collateral dependent) require classification in the fair value hierarchy. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, has the value derived by discounting comparable sales due to lack of similar properties, or is discounted by the Company due to marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income.
The following tables summarize the Company's assets that were measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$8,664	$—	$—	$8,664
Total collateral-dependent loans	$8,664	$—	$—	$8,664

		Fair Value Measurements Using
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets
Collateral-dependent loans:
Commercial real estate	$9,030	$—	$—	$9,030
Total collateral-dependent loans	$9,030	$—	$—	$9,030
The following tables display quantitative information about Level 3 Fair Value Measurements at September 30, 2026 and December 31, 2025:

Quantitative information about Level 3 Fair Value Measurements at September 30, 2026
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$8,664	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range	(Avg.)
Collateral-dependent loans:
Commercial real estate	$9,030	Discounted appraised value	Marketability/Selling costs	6.50% - 6.50%	6.50%
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements as of September 30, 2026 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$6,899	$6,899	$—	$—
Interest-bearing deposits at other institutions	182,983	182,983	—	—
Securities held-to-maturity	265	—	261	—
Securities available-for-sale	138,629	—	138,629	—
Restricted stock	5,465	—	5,465	—
Loans, net	1,895,142	—	—	1,841,816
Bank owned life insurance	9,731	—	9,731	—
Accrued interest receivable	10,237	—	10,237	—
Derivative assets - interest rate swaps	2,837	—	2,837	—

Financial liabilities:
Checking	$1,077,395	$—	$1,077,395	$—
Savings and money market	337,864	—	337,864	—
Time deposits	350,161	—	350,417	—
Wholesale deposits	231,149	—	231,170	—
Long-term debt, net of issuance costs	24,531	—	24,860	—
Accrued interest payable	1,797	—	1,797	—
Derivative liabilities - interest rate swaps	2,837	—	2,837	—

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

		Fair Value Measurements as of December 31, 2025 using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$5,684	$5,684	$—	$—
Interest-bearing deposits at other institutions	121,947	121,947	—	—
Securities held-to-maturity	265	—	262	—
Securities available-for-sale	153,159	—	153,159	—
Restricted stock	5,446	—	5,446	—
Loans, net	1,922,397	—	—	1,882,271
Bank owned life insurance	9,508	—	9,508	—
Accrued interest receivable	10,277	—	10,277	—
Derivative assets - interest rate swaps	1,425	—	1,425	—
Derivative assets - cash flow hedge	71	—	71	—

Financial liabilities:
Checking	$1,104,262	$—	$1,104,262	$—
Savings and money market	331,048	—	331,048	—
Time deposits	277,010	—	277,810	—
Wholesale deposits	284,957	—	285,101	—
Long-term debt, net of issuance costs	18,750	—	19,007	—
Accrued interest payable	2,076	—	2,076	—
Derivative liabilities - interest rate swaps	1,425	—	1,425	—
Note 8. Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of stock which then shared in the earnings of the Company. Weighted average shares – diluted includes only the potential dilution of stock options and unvested restricted stock units for the three and nine months ended September 30, 2026 and 2025, respectively.
The following shows the weighted average number of shares used in computing EPS and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were no anti-dilutive shares for the three and nine months ended September 30, 2026 and 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
The holders of restricted stock units do not share in dividends and do not have voting rights during the vesting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,641	$5,579	$21,249	$16,411

Weighted average - basic shares	18,034	18,050	17,994	18,158
Effect of dilutive securities, restricted stock units and options	90	131	126	143
Weighted average - diluted shares	18,124	18,180	18,120	18,301

Basic EPS	$0.37	$0.31	$1.18	$0.90
Diluted EPS	$0.37	$0.31	$1.17	$0.90
Note 9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") for the three and nine months ended September 30, 2026 and 2025 are shown in the following tables. The Company has two components of AOCI, which are available-for-sale securities and cash flow hedges, for the periods presented. During the second quarter of 2026, the Company unwound all $170 million of its pay-fixed/receive-floating interest rate swaps. The AOCI balance at the time of termination will be accreted to earnings as the forecasted transactions impact earnings.

Three Months Ended September 30, 2026	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,714)	$1,225	$(18,489)
Net unrealized gains (losses) during the period	(3,523)	—	(3,523)
Reclassification adjustment for gains recognized in earnings	—	(188)	(188)
Other comprehensive (loss) income, net of tax	(3,523)	(188)	(3,711)
Balance, end of period	$(23,237)	$1,037	$(22,200)

Nine Months Ended September 30, 2026	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(19,698)	$118	$(19,580)
Net unrealized gains during the period	(3,539)	1,239	(2,300)
Reclassification adjustment for gains recognized in earnings	—	(320)	(320)
Other comprehensive income (loss), net of tax	(3,539)	919	(2,620)
Balance, end of period	$(23,237)	$1,037	$(22,200)

Three Months Ended September 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(22,868)	$602	$(22,266)
Net unrealized gains (losses) during the period	1,928	(293)	1,635
Other comprehensive income (loss), net of tax	1,928	(293)	1,635
Balance, end of period	$(20,940)	$309	$(20,631)

Notes to Consolidated Financial Statements
($ in thousands, except per share data)

Nine Months Ended September 30, 2025	Available-for- Sale Securities	Cash Flow Hedges	Total
Balance, beginning of period	$(27,492)	$4,226	$(23,266)
Net unrealized gains (losses) during the period	6,552	(3,798)	2,516
Net reclassification adjustment for losses realized in income	—	(119)	(119)
Other comprehensive income (loss), net of tax	6,552	(3,917)	2,635
Balance, end of period	$(20,940)	$309	$(20,631)
Reclassifications out of AOCI into earnings for the three and nine months ended September 30, 2026, were $188 thousand and $320 thousand respectively, and included in interest expense in the Consolidated Statements of Income. Reclassifications out of AOCI into earnings for the three and nine months ended September 30, 2025, were $154 thousand and included in noninterest income. The related tax provisions of $53 thousand for the three months and $93 thousand for the nine months ended September 30, 2026, and $35 thousand for the nine months ended September 30, 2025, were included in income tax expense in the Consolidated Statements of Income.
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

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
recognized as they occur, and therefore, the Company determined this consistent practice satisfies the obligation for performance.
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Noninterest income
In-scope of Topic 606
Service charges on deposit accounts	$475	$321	$1,264	$873
Fees, exchange, and other service charges	101	88	300	288
Other income	1	7	20	29
Noninterest income (in-scope of Topic 606)	577	416	1,584	1,190
Noninterest income (out-scope of Topic 606)	(274)	617	1,754	1,521
Total noninterest income	$303	$1,033	$3,338	$2,711
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.
Contract Acquisition Costs
Under Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

Notes to Consolidated Financial Statements
($ in thousands, except per share data)
Note 11. Supplemental Cash Flow Information
Below is additional information regarding the Company’s cash flows for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026	2025

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$37,017	$40,775
Income taxes	4,825	4,200
Noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	(4,568)	8,473
Unrealized loss on interest rate swaps	(713)	(4,342)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2026 and December 31, 2025 and the results of our operations for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations for the balance of 2026, or for any other period. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

•the impact of the interest rate environment on our business, financial condition and results of operations, and its impact on the composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

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
Net interest income is our primary source of revenue. We define revenue as net interest income plus noninterest income. We manage our balance sheet and interest rate risk exposure to maximize, and concurrently stabilize, net interest income. We do this by monitoring our liquidity position and the spread between the interest rates earned on interest-earning assets and the interest rates paid on interest-bearing liabilities. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it entirely. In addition to managing interest rate risk, we also analyze our loan portfolio for exposure to credit risk. Loan defaults and foreclosures are inherent risks in the banking industry, and we attempt to limit our exposure to these risks by carefully underwriting and then monitoring our extensions of credit. In addition to net interest income, noninterest income is a complementary source of revenue for us and includes, among other things, service charges on deposits and loans, income from our minority membership interest in Atlantic Coast Mortgage, LLC ("ACM"), merchant services fee income, income from bank-owned life insurance ("BOLI"), and gains and losses on sales of investment securities available-for-sale.
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

Results of Operations— Three and Nine Months Ended September 30, 2026 and 2025
Overview
We recorded net income of $6.6 million, or $0.37 diluted earnings per share, for the three months ended September 30, 2026, compared to net income of $5.6 million, or $0.31 diluted earnings per share, for the three months ended September 30, 2025, an increase of $1.1 million, or 19%.
Net interest income increased $2.4 million, or 15%, to $18.4 million for the three months ended September 30, 2026, compared to $16.0 million for the same period of 2025. Provision for credit losses totaled $186 thousand for the three months ended September 30, 2026 compared to $375 thousand for the three months ended September 30, 2025.
Noninterest income was $303 thousand and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. Noninterest expense was $10.0 million for the three months ended September 30, 2026 compared to $9.5 million for the three months ended September 30, 2025, an increase of $514 thousand, or 5%.
The annualized return on average assets for the three months ended September 30, 2026 and 2025 was 1.17% and 1.00%, respectively. The annualized return on average equity for the three months ended September 30, 2026 and 2025 was 9.77% and 9.05%, respectively.
For the nine months ended September 30, 2026, we recorded net income of $21.2 million, or $1.17 diluted earnings per share, compared to net income of $16.4 million, or $0.90 diluted earnings per share for the nine months ended September 30, 2025. Net interest income for the nine months ended September 30, 2026 was $55.0 million, compared to $46.8 million for the same period of 2025, an increase of $8.1 million, or 17%.
Provision for credit losses was $596 thousand and $680 thousand for the nine months ended September 30, 2026 and 2025, respectively. Noninterest income was $3.3 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $627 thousand, or 23%. Noninterest expense was $30.4 million and $28.0 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.4 million, or 9%.
Core operating earnings (non-GAAP) for the three months ended September 30, 2026 and 2025 were $6.6 million and $5.6 million, respectively, an increase of $1.1 million, or 19%. For the nine months ended September 30, 2026 and 2025, core operating earnings were $20.8 million and $16.3 million, respectively, an increase of $4.5 million, or 28%. See table below for additional information on core operating earnings.
Diluted core operating earnings per share (non-GAAP) for the three months ended September 30, 2026 and 2025 were $0.37 and $0.31, respectively. For the nine months ended September 30, 2026 and 2025, diluted core operating earnings per share were $1.15 and $0.89, respectively.
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

Reconciliation of Net Income (GAAP) to Core Operating Earnings (Non-GAAP)
For the Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands, except per share data)

	For the Nine Months Ended September 30,
	2026	2025
Net income (as reported)	$21,249	$16,411
Gain on termination of derivative instruments	—	(154)
Accelerated debt issuance costs on long-term debt	244	—
Gain on sale of minority interest	(847)	—
Provision for income taxes associated with non-GAAP adjustments	139	35
Non-GAAP core operating earnings, excluding above items	$20,785	$16,292
Earnings per share - basic (GAAP net income)	$1.18	$0.90
Non-GAAP adjustments, including provision for income taxes	(0.02)	—
Adjusted earnings per share - basic (non-GAAP core operating earnings)	$1.16	$0.90
Earnings per share - diluted (GAAP net income)	$1.17	$0.90
Non-GAAP adjustments, including provision for income taxes	(0.02)	(0.01)
Adjusted earnings per share - diluted (non-GAAP core operating earnings)	$1.15	$0.89
Return on average assets (GAAP net income)	1.27%	0.98%
Non-GAAP adjustments, including provision for income taxes	(0.02)%	—%
Adjusted return on average assets (non‑GAAP core operating earnings)	1.25%	0.98%
Return on average equity (GAAP net income)	10.77%	9.01%
Non-GAAP adjustments, including provision for income taxes	(0.24)%	(0.07)%
Adjusted return on average equity (non‑GAAP core operating earnings)	10.53%	8.94%

Net Interest Income/Margin
The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2026 and 2025. Average balances presented are based on daily averages for each of the periods presented.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Three Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$954,732	$12,904	5.41%	$965,153	$12,425	5.15%
Commercial and industrial	450,506	8,702	7.72%	340,510	6,906	8.11%
Commercial construction	135,352	2,323	6.86%	177,620	3,310	7.45%
Consumer real estate	276,739	3,290	4.76%	301,687	3,618	4.80%
Warehouse facilities	52,790	761	5.76%	39,104	617	6.31%
Consumer nonresidential	1,193	20	6.71%	5,513	108	7.83%
Total loans(1)	1,871,312	28,000	5.99%	1,829,587	26,984	5.90%

Investment securities(2)	176,006	925	2.10%	193,262	1,026	2.12%
Interest-bearing deposits at other financial institutions	156,168	1,485	3.77%	163,878	1,817	4.40%
Total interest‑earning assets and interest income	$2,203,486	$30,410	5.52%	$2,186,727	$29,827	5.46%

Noninterest‑earning assets:
Cash and due from banks	12,997			14,265
Premises and equipment, net	633			755
Accrued interest and other assets	55,943			55,379
Allowance for credit losses	(19,148)			(17,988)
Total assets	$2,253,911			$2,239,138

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$685,040	$4,286	2.48%	$702,037	$5,496	3.11%
Savings and money markets	351,989	2,630	2.96%	321,399	2,755	3.40%
Time deposits	307,850	2,841	3.66%	277,760	2,783	3.97%
Wholesale deposits	195,148	1,734	3.53%	234,925	2,037	3.44%
Total interest ‑ bearing deposits	1,540,027	11,491	2.96%	1,536,121	13,071	3.38%

Other borrowed funds	369	3	3.23%	50,011	478	3.78%
Long-term debt, net of issuance costs	24,498	482	7.80%	18,728	245	5.20%
Total interest‑bearing liabilities and interest expense	$1,564,894	$11,976	3.04%	$1,604,860	$13,794	3.41%
Noninterest‑bearing liabilities:
Demand deposits	394,589			364,614
Other liabilities	24,697			23,121
Common stockholders' equity	269,731			246,543
Total liabilities and stockholders' equity	$2,253,911			$2,239,138
Net interest income and net interest margin		$18,434	3.32%		$16,033	2.91%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the quarters presented. Net loan fees and late charges included in interest income on loans totaled $420 thousand and $478 thousand for the quarters ended September 30, 2026 and 2025, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Rate and Volume Analysis
For the Three Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	2026 Compared to 2025
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$(134)	$613	$479
Commercial and industrial	2,230	(434)	1,796
Commercial construction	(787)	(200)	(987)
Consumer real estate	(299)	(29)	(328)
Warehouse facilities	216	(72)	144
Consumer nonresidential	(85)	(3)	(88)
Total loans	1,141	(125)	1,016

Investment securities(2)	(91)	(10)	(101)
Deposits at other financial institutions and federal funds sold	(85)	(247)	(332)

Total interest income	965	(382)	583

Interest expense:

Interest - bearing deposits:
Interest checking	(133)	(1,077)	(1,210)
Savings and money markets	262	(387)	(125)
Time deposits	301	(243)	58
Wholesale deposits	(345)	42	(303)
Total interest - bearing deposits	85	(1,665)	(1,580)

Other borrowed funds	(473)	(2)	(475)
Long-term debt, net of issuance costs	76	161	237
Total interest expense	(312)	(1,506)	(1,818)

Net interest income	$1,277	$1,124	$2,401
_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.

Net interest income totaled $18.4 million for the three months ended September 30, 2026 compared to $16.0 million for the three months ended September 30, 2025, an increase of $2.4 million, or 15%. The increase in net interest income for the third quarter of 2026 compared to the year ago quarter was primarily due to an increase in interest income from both increased yields and average loans receivable combined with a decrease in interest expense on deposits.
Our net interest margin for the three months ended September 30, 2026 and 2025 was 3.32% and 2.91%, respectively, an increase of 41 basis points, or 14%. The increase in net interest margin is a result of continued repricing of our loans receivable portfolio along with improvement in the cost of funding sources.
Average interest-earning assets for the three month periods ended September 30, 2026 and September 30, 2025 was $2.20 billion and $2.19 billion, respectively. The yield on interest-earning assets increased 6 basis points to 5.52% for the three months ended September 30, 2026, compared to 5.46% for the same period of 2025. Total interest income increased $583 thousand, or 2%, to $30.4 million for the three months ended September 30, 2026 compared to $29.8 million for the three months ended September 30, 2025.
Average loans receivable increased $41.7 million to $1.87 billion for the three months ended September 30, 2026, compared to $1.83 billion for the three months ended September 30, 2025. The yield on average loans increased 9 basis points to 5.99% for the three months ended September 30, 2026, compared to 5.90% for the three months ended September 30, 2025. Included in loan interest income are net loan fees related to the net accretion of origination fees and collection of prepayment penalties. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2026 and 2025.
Average interest-bearing deposits at other financial institutions, consisting primarily of excess cash reserves, decreased $7.7 million to $156.2 million for the quarter ended September 30, 2026, compared to $163.9 million for the quarter ended September 30, 2025. The decrease in our excess cash reserves is primarily due to an increase in loan originations, as average loans receivable increased $41.7 million year-over-year. The yield on average interest-bearing deposits at other financial institutions decreased 63 basis points to 3.77% for the quarter ended September 30, 2026 compared to 4.40% for the same period of 2025, primarily as a result of the Federal Open Market Committee's decision to decrease its targeted federal funds rate 75 basis points during the course of 2025.
Total average interest-bearing liabilities was $1.56 billion and $1.60 billion for the three months ended September 30, 2026 and 2025, respectively, a decrease of $40.0 million. Our cost of interest-bearing liabilities decreased 37 basis points to 3.04% for the three months ended September 30, 2026, compared to 3.41% for the same period of 2025. Interest expense decreased $1.8 million to $12.0 million for the three months ended September 30, 2026, compared to $13.8 million for the three months ended September 30, 2025. The decrease in the average rate was the primary driver of the decrease in interest expense for the third quarter of 2026 compared to the same period of 2025, a result of the aforementioned decrease in the targeted federal funds rate during 2025.
Total average interest-bearing deposits increased $3.9 million to $1.54 billion for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest expense on deposits decreased $1.6 million to $11.5 million for the three months ended September 30, 2026 compared to $13.1 million for the three months ended September 30, 2025, primarily as a result of the decrease in interest rates on interest-bearing deposits. The cost of interest-bearing deposits decreased 42 basis points to 2.96% for the three months ended September 30, 2026 compared to 3.38% for the same period of 2025. Average noninterest-bearing deposits increased $30.0 million to $394.6 million for the three months ended September 30, 2026, compared to $364.6 million for the three months ended September 30, 2025. Average wholesale deposits decreased $39.8 million to $195.1 million for the three months ended September 30, 2026 compared to $234.9 million for the three months ended September 30, 2025. Cost of deposits (which includes noninterest-bearing deposits) was 2.36% for the three months ended September 30, 2026 compared to 2.73% for the same three month period of 2025, a decrease of 37 basis points, or 14%.
Average other borrowed funds decreased $49.6 million to $369 thousand for the quarter ended September 30, 2026, compared to $50.0 million for the quarter ended September 30, 2025. Interest expense on other borrowed funds decreased $475 thousand to $3 thousand for the quarter ended September 30, 2026, compared to $478 thousand for the same period of 2025. The cost of other borrowed funds decreased 55 basis points to 3.23% for the three months ended September 30, 2026 compared to 3.78% for the three months ended September 30, 2025.

Average long-term debt, net of issuance costs, includes our unsecured senior notes since their issuance on February 11, 2026 and our subordinated debt issued in October 2020 until it was redeemed on January 15, 2026. For the third quarter of 2025, our subordinated debt paid a fixed rate of 4.77%. The unsecured senior notes pay a fixed rate of 6.75%, an increase of 198 basis points when compared to the rate on the subordinated debt from the year ago quarter. The change in both our average volume, which increased $5.8 million for the quarter ended September 30, 2026 compared to the same period of 2025, and the 260 basis point increase in average rate for our long-term debt during that same period, is primarily a result of the abovementioned change in debt instruments during 2026. Interest expense on long-term debt, net of issuance costs, increased $237 thousand to $482 thousand for the quarter ended September 30, 2026 compared to $245 thousand for the quarter ended September 30, 2025.

The following table presents average balance information, interest income, interest expense and the corresponding average yields earned and rates paid for the nine months ended September 30, 2026 and 2025. Average balance presented are based on daily average for each of the periods presented.
Average Balance Sheets and Interest Rates on Interest-Earning Assets and Interest-Bearing Liabilities
For the Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest‑earning assets:
Loans receivable, net of fees
Commercial real estate	$998,758	$41,377	5.52%	$996,337	$37,935	5.08%
Commercial and industrial	435,191	25,235	7.73%	334,858	20,122	8.01%
Commercial construction	144,031	7,134	6.60%	171,434	9,454	7.35%
Consumer real estate	285,550	10,167	4.75%	310,921	11,103	4.76%
Warehouse facilities	41,731	1,797	5.74%	32,248	1,533	6.34%
Consumer nonresidential	2,795	155	7.39%	6,956	419	8.02%
Total loans(1)	1,908,056	85,865	6.00%	1,852,754	80,566	5.80%

Investment securities(2)	179,924	2,820	2.09%	196,223	3,103	2.11%
Interest-bearing deposits at other financial institutions	94,081	2,628	3.74%	125,184	4,144	4.43%
Total interest‑earning assets and interest income	$2,182,061	$91,313	5.58%	$2,174,161	$87,813	5.39%

Noninterest‑earning assets:
Cash and due from banks	10,555			11,269
Premises and equipment, net	658			801
Accrued interest and other assets	56,504			55,617
Allowance for credit losses	(19,063)			(18,195)
Total assets	$2,230,715			$2,223,653

Liabilities and Stockholders' Equity
Interest ‑ bearing liabilities:
Interest ‑ bearing deposits:
Interest checking	$677,077	$12,982	2.56%	$655,651	$15,342	3.13%
Savings and money markets	341,052	7,510	2.94%	358,003	8,907	3.33%
Time deposits	307,005	8,524	3.71%	270,565	8,286	4.09%
Wholesale deposits	210,932	5,539	3.51%	244,084	6,286	3.44%
Total interest ‑ bearing deposits	1,536,066	34,555	3.01%	1,528,303	38,821	3.38%

Other borrowed funds	8,393	247	3.93%	50,007	1,412	3.78%
Long-term debt, net of issuance costs	21,755	1,523	9.36%	18,714	736	5.26%
Total interest‑bearing liabilities and interest expense	$1,566,214	$36,325	3.10%	$1,597,024	$40,969	3.41%
Noninterest‑bearing liabilities:
Demand deposits	376,587			360,318
Other liabilities	24,018			23,429
Common stockholders' equity	263,896			242,882
Total liabilities and stockholders' equity	$2,230,715			$2,223,653
Net interest income and net interest margin		$54,988	3.37%		$46,844	2.88%
________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented. Net loan fees and late charges included in interest income on loans totaled $2.6 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)The average balances for investment securities includes restricted stock.

The following table shows the effect of variations in the volume and mix of our assets and liabilities, as well as the changes in interest rates, had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities for the nine months ended September 30, 2026 as compared to the same period of 2025.
Rate and Volume Analysis
For the Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	2026 Compared to 2025
	Average Volume	Average Rate	Increase (Decrease)
Interest income:
Loans(1):
Commercial real estate	$92	$3,350	$3,442
Commercial and industrial	6,028	(915)	5,113
Commercial construction	(1,511)	(809)	(2,320)
Consumer real estate	(906)	(30)	(936)
Warehouse facilities	451	(187)	264
Consumer nonresidential	(250)	(14)	(264)
Total loans(1)	$3,904	$1,395	$5,299

Investment securities(2)	$(258)	$(25)	$(283)
Deposits at other financial institutions and federal funds sold	(1,033)	(483)	(1,516)

Total interest income	$2,613	$887	$3,500

Interest expense:

Interest - bearing deposits:
Interest checking	$502	$(2,862)	(2,360)
Savings and money markets	(422)	(975)	(1,397)
Time deposits	1,115	(877)	238
Wholesale deposits	(853)	106	(747)
Total interest - bearing deposits	$342	$(4,608)	$(4,266)

Other borrowed funds	(1,177)	12	(1,165)
Long-term debt, net of issuance costs	120	667	787
Total interest expense	$(715)	$(3,929)	$(4,644)

Net interest income	$3,328	$4,816	$8,144

_________________________
(1)Nonaccrual loans are included in average balances and do not have a material effect on the average yield. Interest income on non-accruing loans was not material for the periods presented.
(2)The average balances for investment securities includes restricted stock.

Net interest income for the nine months ended September 30, 2026 and 2025, was $55.0 million and $46.8 million, respectively, an increase of $8.1 million, or 17%. The increase in net interest income was primarily due to an increase in interest income of $3.5 million and a decrease in interest expense of $4.6 million for the nine months ended September 30, 2026 compared to the same period of 2025.
Our net interest margin for the nine months ended September 30, 2026 and 2025 was 3.37% and 2.88%, respectively, an increase of 49 basis points, or 17%. The increase in our net interest margin was a result of continued repricing of our loan renewals and newly originated loans to current market interest rates over the past year along with the increase in loan fees, primarily related to the prepayment of a commercial real estate loan during the second quarter of 2026. When excluding these loan fees, net interest margin was 3.31% for the nine months ended September 30, 2026, an increase of 43 basis points from the nine months ended September 30, 2025.
Average interest-earning assets increased $7.9 million to $2.18 billion for the nine months ended September 30, 2026 as compared to $2.17 billion for the same period of 2025. The yield on interest-earning assets increased 19 basis points to 5.58% for the nine months ended September 30, 2026, compared to 5.39% for the same period of 2025. Total interest income increased $3.5 million, or 4%, to $91.3 million for the nine months ended September 30, 2026 compared to $87.8 million for the nine months ended September 30, 2025. The increase in average volume was the main driver of the increase to our interest income, contributing $2.6 million of the increase for the nine months ended September 30, 2026, compared to the same nine month period of 2025, along with an increase in the average rate which increased interest income by $887 thousand.

Average loans receivable increased $55.3 million to $1.91 billion for the nine months ended September 30, 2026 compared to $1.85 billion for the nine months ended September 30, 2025. Loan interest income for the nine months ended September 30, 2026 increased $5.3 million compared to the same nine month period of 2025, primarily as a result of the change in our loan mix towards commercial and industrial loans, which earn a higher yield than other portions of our loan portfolio. The yield on average loans increased 20 basis points to 6.00% for the nine months ended September 30, 2026, compared to 5.80% for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, net loan fees included in interest income increased $1.1 million to $2.6 million compared to $1.5 million for the nine months ended September 30, 2025, primarily due to the aforementioned early prepayment of a commercial real estate loan during the second quarter of 2026. When excluding this early prepayment fee, the yield on loans for the nine months ended September 30, 2026 was 5.95%, an increase of 15 basis points when compared to the nine months ended September 30, 2025. Average balances of nonperforming loans, which consist of nonaccrual loans, are included in the net interest margin calculation and did not have a material impact on our net interest margin in 2026 and 2025.

Average interest-bearing deposits at other financial institutions, consisting primarily of excess cash reserves, decreased $31.1 million to $94.1 million for the nine months ended September 30, 2026, compared to $125.2 million for the same nine month period of 2025. The decrease in our cash reserves is primarily a result of the $55.3 million increase in average loans receivable year-over-year. The yield on average interest-bearing deposits at other financial institutions decreased 69 basis points to 3.74% for the nine months ended September 30, 2026 compared to 4.43% for the same period of 2025, primarily as a result of the decreases in the targeted federal funds rate during 2025. Interest income earned on average deposits at other financial institutions decreased $1.5 million to $2.6 million for the nine months ended September 30, 2026 compared to $4.1 million for the same period of 2025.

Average interest-bearing liabilities decreased $30.8 million to $1.57 billion for the nine months ended September 30, 2026 compared to $1.60 billion for the same period of 2025. Our cost of interest-bearing liabilities decreased 31 basis points to 3.10% for the nine months ended September 30, 2026, compared to 3.41% for the same period of 2025. Interest expense decreased $4.6 million to $36.3 million for the nine months ended September 30, 2026, compared to $41.0 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily a result of the decrease in short-term interest rates, decreasing interest expense $3.9 million for the nine month period of 2026 as compared to the same period of 2025.

Average interest-bearing deposits increased $7.8 million to $1.54 billion for the nine months ended September 30, 2026 compared to $1.53 billion for the nine months ended September 30, 2025. Interest expense on average interest-bearing deposits decreased $4.3 million to $34.6 million for the nine months ended September 30, 2026, compared to $38.8 million for the nine months ended September 30, 2025, primarily as a result of the decrease in short-term interest rates year-over-year. The cost of interest-bearing deposits decreased 37 basis points to 3.01% for the nine months ended September 30, 2026, compared to 3.38% for the same period of 2025, which was primarily attributable to the repricing of our interest-bearing deposits to lower interest rates. Cost of deposits (which includes noninterest-bearing deposits) was

2.42% for the nine months ended September 30, 2026 compared to 2.75% for the same nine month period of 2025, a decrease of 33 basis points. Average noninterest-bearing deposits increased $16.3 million to $376.6 million for the nine months ended September 30, 2026 compared to $360.3 million for the same period of 2025.

Average other borrowed funds decreased $41.6 million to $8.4 million for the nine months ended September 30, 2026, compared to $50.0 million for the nine months ended September 30, 2025. Interest expense on other borrowed funds decreased $1.2 million to $247 thousand for the nine months ended September 30, 2026 compared to $1.4 million for the same period of 2025. The cost of other borrowed funds increased 15 basis points to 3.93% for the nine months ended September 30, 2026 compared to 3.78% for the nine months ended September 30, 2025, as other borrowed funds for the nine months ended September 30, 2026 were comprised of short-term federal funds purchased versus longer-term Federal Home Loan Bank of Atlanta ("FHLB") advances that were part of a cash flow hedge during 2025.

As mentioned earlier in this discussion, average long-term debt, net of issuance costs, included our subordinated debt issued in October 2020 until it was redeemed on January 15, 2026 and our unsecured senior notes since their issuance on February 11, 2026. For the nine months ended September 30, 2025, our subordinated debt paid a fixed rate of 4.77%. The unsecured senior notes pay a fixed rate of 6.75%. Upon redemption of our subordinated debt on January 15, 2026, we recognized $244 thousand in unamortized issuance costs associated with that debt issuance, which contributed to the increase in interest expense for the nine months ended September 30, 2026. Interest expense on long-term debt, net of issuance costs, increased $787 thousand to $1.5 million for the nine months ended September 30, 2026 compared to $736 thousand for the nine months ended September 30, 2025.
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
We recorded a provision for credit losses (including provisions for unfunded commitments) of $186 thousand and $596 thousand for the three and nine months ended September 30, 2026, respectively, compared to provision for credit losses of $375 thousand and $680 thousand for the three and nine months ended September 30, 2025, respectively. The allowance for credit losses was $18.8 million and $18.9 million at September 30, 2026 and December 31, 2025, respectively. Our allowance for credit losses as a percent of total loans, net of deferred fees and costs, was 0.98% and 0.97% for September 30, 2026 and December 31, 2025, respectively.
We lend to well-established and relationship-driven borrowers, which has contributed to our track record of low historical credit losses. We continue to maintain our disciplined credit guidelines during the current rate environment. We proactively monitor the impact of changes in economic conditions, such as inflation and recessionary conditions, changes in market interest rates, and changes in government policy. Nonperforming loans, net of fees, at September 30, 2026 totaled $11.0 million, or 0.48% of total assets, compared to $10.7 million, or 0.47% of total assets at December 31, 2025. We had no other real estate owned at September 30, 2026 and December 31, 2025.
We recorded net charge-offs of $498 thousand for each of the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, we recorded net charge-offs of $499 thousand and $876 thousand, respectively.
See “Asset Quality” below for additional information on the credit quality of the loan portfolio.

Noninterest Income
The following table provides detail for noninterest income for the three and nine months ended September 30, 2026 and 2025.
Noninterest Income
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$475	$321	$154	48%	$1,264	$873	$391	45%
Fees on loans	51	35	16	46%	238	145	93	64%
Gain on termination of derivative instruments	—	—	—	—%	—	154	(154)	(100)%
BOLI income	75	73	2	3%	222	215	7	3%
(Loss) Income from minority membership interest	(403)	508	(911)	(179)%	437	1,000	(563)	(56)%
Gain on sale of minority interest	—	—	—	—%	847	—	847	100%
Other fee income	105	96	9	9%	330	324	6	2%
Total noninterest income	$303	$1,033	$(730)	(71)%	$3,338	$2,711	$627	23%
Noninterest income includes service charges on deposits and loans, loan swap fee income, income from our membership interest in ACM and other investments, income from our bank-owned life insurance ("BOLI") policies, and other fee income, and continues to supplement our operating results.
For the three months ended September 30, 2026 and 2025, we recorded noninterest income of $303 thousand and $1.0 million, respectively.
Service charges on deposit accounts totaled $475 thousand for the third quarter of 2026, an increase of $154 thousand, or 48%, compared to $321 thousand for the year ago quarter. The increase in service charges for the most recent quarter is a result of an increase in the Bank's fees during 2026 in addition to an increase in transactional activity from new and existing customers. Income from the minority interest in ACM for the quarter ended September 30, 2026 was recorded as a loss of $403 thousand, a decrease of $911 thousand compared to income of $508 thousand for the year ago quarter ended September 30, 2025, primarily as a result of the recent increase in mortgage interest rates.
For the nine months ended September 30, 2026 and 2025, we recorded noninterest income of $3.3 million and $2.7 million, respectively, an increase of $627 thousand, or 23%. The nine month period of 2026 includes a one-time pre-tax gain of $847 thousand for the completed sale of our interest in Bearing Insurance Group, LLC to an unaffiliated third party during the second quarter of 2026. Fee income from loans was $238 thousand for the nine months ended September 30, 2026, compared to $145 thousand for the same period of 2025. Service charges on deposit accounts totaled $1.3 million for the nine months ended September 30, 2026, compared to $873 thousand for the nine months ended September 30, 2025, an increase of $391 thousand, or 45%. Income from the minority interest in ACM was $437 thousand for the nine months ended September 30, 2026, compared to $1.0 million for the same period of 2025. During the nine months ended September 30, 2025, we unwound $15 million of our pay-fixed/receive floating interest rate swaps and the funding associated with that hedge, resulting in a gain of $154 thousand. No such gain was recorded during 2026.

Noninterest Expense
The following table reflects the components of noninterest expense for the three and nine months ended September 30, 2026 and 2025.
Noninterest Expense
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Amount	Percent			Amount	Percent
Salaries and employee benefits	$5,534	$5,115	$419	8%	$16,903	$14,933	$1,970	13%
Occupancy expense	524	520	4	1%	1,572	1,588	(16)	(1)%
Internet banking and software expense	925	890	35	4%	2,693	2,580	113	4%
Data processing and network administration	561	559	2	—%	1,875	1,728	147	9%
State franchise taxes	577	583	(6)	(1)%	1,723	1,761	(38)	(2)%
Audit, legal and consulting fees	241	294	(53)	(18)%	844	864	(20)	(2)%
Loan related expenses	270	280	(10)	(4)%	771	763	8	1%
FDIC insurance	240	238	2	1%	760	858	(98)	(11)%
Marketing, business development and advertising	240	211	29	14%	698	628	70	11%
Directors' fees	166	150	16	11%	496	450	46	10%
Postage, courier and telephone	11	44	(33)	(75)%	111	141	(30)	(21)%
Core deposit intangible amortization	20	30	(10)	(33)%	67	97	(30)	(31)%
Other operating expenses	677	558	119	21%	1,935	1,641	294	18%
Total noninterest expense	$9,986	$9,472	$514	5%	$30,448	$28,032	$2,416	9%
Noninterest expense includes, among other things, salaries and benefits, occupancy and equipment costs, professional fees, data processing, insurance and miscellaneous expenses. Noninterest expense was $10.0 million and $9.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $514 thousand, or 5%.
Compared to the year ago quarter, salaries and benefits expense increased $419 thousand, or 8%, for the three months ended September 30, 2026. The increase in salaries and benefits expense when compared to the year ago quarter was primarily a result of the addition of lending and business development personnel, the filling of vacant positions, along with an increase in other incentive accruals and equity compensation vesting during the third quarter of 2026. Full-time equivalent employees have increased from 118 at September 30, 2025, and 122 at December 31, 2025, to 134 at September 30, 2026. Internet banking and software expense increased $35 thousand to $925 thousand for the third quarter of 2026 compared to $890 thousand for the year ago quarter ended September 30, 2025. We continue to remain focused on operating efficiencies and diligently identifying opportunities to reduce expenses.
Noninterest expense was $30.4 million and $28.0 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.4 million, or 9%. For the nine months ended September 30, 2026 and 2025, salaries and benefits expense was $16.9 million and $14.9 million, respectively, an increase of $2.0 million, or 13%, which was primarily related to the aforementioned increase in personnel along with an increase in incentive accruals and equity compensation vesting during 2026. Internet banking and software expense increased $113 thousand to $2.7 million for the nine months ended September 30, 2026, compared to $2.6 million for the same period of 2025, a result of the enhanced customer service solutions we have implemented over the past year. Data processing and network administration expense increased $147 thousand to $1.9 million for the nine months ended September 30, 2026 when compared to the same period of 2025, primarily as a result of an increase in customer banking transactions.

Income Taxes
We recorded a provision for income tax expense of $1.9 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 22.5% and 22.7%, respectively.
For the nine months ended September 30, 2026 and 2025, the provision for income taxes was $6.0 million and $4.4 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 22.1% and 21.3%, respectively.

Discussion and Analysis of Financial Condition
Overview
At September 30, 2026, total assets were $2.31 billion, an increase of $20.9 million, from $2.29 billion at December 31, 2025. Total loans, net of fees, decreased $27.3 million, or 1%, to $1.91 billion at September 30, 2026 from $1.94 billion at December 31, 2025. Investment securities were $138.9 million at September 30, 2026, a decrease of $14.5 million, from $153.4 million at December 31, 2025. Total deposits were $2.00 billion at each of September 30, 2026, and December 31, 2025. From time to time, we may utilize funding sources such as federal funds purchased and FHLB advances as an additional funding source for the Bank. We had no federal funds purchased at September 30, 2026 or December 31, 2025. The Bank had no FHLB advances outstanding at September 30, 2026 or December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at September 30, 2026 and December 31, 2025, respectively.
Loans Receivable, Net
Loans receivable, net of deferred fees, were $1.91 billion at September 30, 2026 and $1.94 billion at December 31, 2025, a decrease of $27.3 million, or 1%.
Commercial real estate loans totaled $935.3 million and $1.03 billion at September 30, 2026 and December 31, 2025, respectively, and were approximately 49% and 53% of the total loans receivable at such dates, respectively. Owner-occupied commercial real estate loans were $216.9 million at September 30, 2026 compared to $266.3 million at December 31, 2025. Nonowner-occupied commercial real estate loans were $718.4 million at September 30, 2026 compared to $766.3 million at December 31, 2025. Commercial construction loans totaled $143.8 million at September 30, 2026, compared to $153.0 million at December 31, 2025 and comprised 8% of total loans receivable at such dates. Our regulatory commercial real estate concentration (which includes nonowner-occupied real estate and construction loans) was 275% of our total risk-based capital at September 30, 2026. Our commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of our portfolio in a disciplined manner. We have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring and administrative practices. Additional information on the stratification of these portfolio segments can be found below under "Asset Quality".
Commercial and industrial loans increased $108.8 million to $562.2 million at September 30, 2026, an increase of 24%, from $453.4 million at December 31, 2025. The increase in commercial and industrial loans was a result of a continued increase in loan originations during 2026 in addition to an increase in the warehouse lending facility which totaled $71.0 million at September 30, 2026 compared to $30.0 million at December 31, 2025. Consumer real estate loans decreased $25.0 million to $272.0 million at September 30, 2026, from $297.0 million at December 31, 2025. The decrease in residential loans was primarily a result of principal repayments during 2026.

The following table presents the composition of our loans receivable portfolio at September 30, 2026 and December 31, 2025.
Loans Receivable
At September 30, 2026 and December 31, 2025
(Dollars in thousands)

	September 30, 2026	December 31, 2025
Commercial real estate	$935,251	$1,032,649
Commercial and industrial	562,209	453,393
Commercial construction	143,771	153,006
Consumer real estate	272,014	297,018
Consumer nonresidential	693	5,217

Total loans, net of fees	1,913,938	1,941,283

Less:
Allowance for credit losses on loans	18,796	18,886

Loans receivable, net	$1,895,142	$1,922,397

Asset Quality
Nonperforming loans, defined as nonaccrual loans and loans contractually past due 90 days or more as to principal or interest and still accruing, were $11.0 million and $10.7 million at September 30, 2026 and December 31, 2025, respectively, an increase of $280 thousand. The increase in nonperforming loans at September 30, 2026 is due to one consumer real estate loan being placed on nonaccrual during 2026. Loans that we have classified as nonperforming are a result of customer specific deterioration, mostly financial in nature, that are not a result of economic, industry, or environmental causes that we might see as a pattern for possible future losses within our loan portfolio. We individually evaluate each of our criticized loans, generally through the performance of a collateral analysis to determine the amount of allowance required. As a result of the analysis completed, we had a reserve for individually assessed loans totaling $1.3 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively. Our ratio of nonperforming loans to total assets was 0.48% and 0.47% at September 30, 2026 and December 31, 2025, respectively. We had no other real estate owned at September 30, 2026 and December 31, 2025. Loan modifications for borrowers who were experiencing financial difficulty for the nine months ended September 30, 2026 totaled $8.3 million compared to none for the comparable nine month period of 2025.
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans, and is performed on an ongoing basis as new information is obtained. At September 30, 2026, we had $14.7 million in loans identified as special mention, a decrease of $33.0 million from December 31, 2025. Special mention rated loans have a potential weakness that deserves our close attention; however, the borrower continues to pay in accordance with their contractual terms, unless modified and disclosed. Loans rated as special mention are generally considered to be well-secured, and are not individually evaluated. The decrease from December 31, 2025 was primarily due to one loan totaling $31.3 million being upgraded to pass during 2026. Three of our special mention loans are commercial real estate loans, with collateral in retail, mixed-use and multifamily, and are located in Washington, D.C. These loans are well-secured with updated valuations and are not individually impaired. We believe there will be satisfactory resolution to each of these loans.
At September 30, 2026, we had $10.8 million in loans identified as substandard, an increase of $621 thousand from December 31, 2025. The increase in substandard loans was a result of the consumer real estate loan placed on nonaccrual during the second quarter of 2026. Substandard rated loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. For each of these substandard loans, an individual analysis is completed. At September 30, 2026, reserves for individually assessed loans totaled $1.3 million and were allocated within the allowance for credit losses to supplement any shortfall of collateral.
For each of the three months ended September 30, 2026 and 2025, we recorded net charge-offs of $498 thousand. We recorded net charge-offs of $499 thousand and $875 thousand for the nine months ended September 30, 2026 and 2025, respectively. The following table provides additional information on our asset quality for the dates presented.
Nonperforming Loans and Assets
At September 30, 2026 and December 31, 2025
(Dollars in thousands)

	September 30, 2026	December 31, 2025
Nonperforming assets:
Nonaccrual loans, gross	$10,789	$10,168
Loans contractually past‑due 90 days or more and still accruing	204	545
Total nonperforming loans (NPLs)	$10,993	$10,713
Total nonperforming assets (NPAs)	$10,993	$10,713

NPLs/Total Assets	0.48%	0.47%
NPAs/Total Assets	0.48%	0.47%
Allowance for credit losses on loans/NPLs	170.97%	172.86%
The concentration of commercial real estate loans to total risk-based capital was 275% and construction loans to total risk-based capital was 45%, at September 30, 2026.
We closely and proactively monitor the effects of recent market activity. As mentioned above, our commercial real estate loan portfolio totaled $935.3 million, or 49% of total loans, at September 30, 2026 and $1.03 billion, or 53% of total loans, at December 31, 2025. The commercial real estate portfolio, including construction loans, is diversified by asset type and geographic concentration. We manage this portion of the portfolio in a disciplined manner, and have comprehensive policies to monitor, measure, and mitigate our loan concentrations within this portfolio segment, including rigorous credit approval, monitoring, and administrative practices. Included in commercial real estate are loans secured by office properties totaling $126.9 million, or 7% of total loans, which are primarily located in the Virginia and Maryland suburbs of our market area, with only $959 thousand, or 0.05% of total loans, located in Washington, D.C. Loans secured by retail properties totaled $206.8 million, or 11% of total loans, at September 30, 2026, with $8.5 million, or 0.45% of total loans, located in Washington, D.C. Loans secured by multi-family commercial properties totaled $176.7 million, or 9% of total loans, at September 30, 2026, with $76.2 million, or 4% of total loans, located in Washington, D.C. (a decrease from $98.7 million at December 31, 2025).
The following table provides further stratification of these and additional classes of commercial real estate and construction loans at September 30, 2026 (dollars in thousands).

Owner Occupied CRE (1)				Non-Owner Occupied CRE (1)				Construction		Total CRE
Asset Class	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Average Loan-to-Value (2)	Number of Total Loans	Bank Owned Principal (3)	Top 3 Geographic Concentration	Number of Total Loans	Bank Owned Principal (3)	Total Bank Owned Principal (3)	% of Total Loans
Office, Class A	66%	6	$7,627	40%	2	$14,906	Counties of Fairfax and Loudoun, VA and Montgomery County, MD	—	$—	$22,533
Office, Class B	54%	26	11,015	44%	20	36,354		—	—	47,369
Office, Class C	41%	9	4,928	27%	6	7,286		3	1,779	13,993
Office, Medical	36%	6	893	56%	5	27,542		1	14,591	43,026
Subtotal		47	$24,463		33	$86,088		4	$16,370	$126,921	7%

Retail- Neighborhood/Community Shop		—	$—	41%	30	$84,793	Counties of Prince George's and Baltimore, MD and Fairfax County, VA	—	$—	$84,793
Retail- Restaurant	48%	3	3,713	33%	12	19,603		—	—	23,316
Retail- Single Tenant	55%	6	3,739	40%	16	27,490		—	—	31,229
Retail- Anchored,Other		—	—	50%	12	31,872		—	—	31,872
Retail- Grocery-anchored		—	—	40%	6	35,566		1	55	35,621
Subtotal		9	$7,452		76	$199,324		1	$55	$206,831	11%

Multi-family, Class A		—	$—	29%	2	$1,414	Washington, D.C., Baltimore City, MD and Richmond City, VA	2	$33,110	$34,524
Multi-family, Class B		—	—	59%	17	61,596		—	—	61,596
Multi-family, Class C		—	—	51%	56	70,943		1	966	71,909
Multi-Family-Affordable Housing		—	—	54%	2	8,658		—	—	8,658
Subtotal		—	$—		77	$142,611		3	$34,076	$176,687	9%

Industrial	45%	36	$104,942	53%	24	$104,695	Counties of Prince William and Fairfax, VA and Howard County, MD	—	$—	$209,637
Warehouse	42%	9	7,174	20%	6	5,131		—	—	12,305
Flex	44%	13	10,265	49%	13	53,991		1	—	64,256
Subtotal		58	$122,381		43	$163,817		1	$—	$286,198	15%

Hotels			$—	38%	6	$27,639		1	$7,501	$35,140	2%
Mixed Use	42%	8	6,418	57%	24	41,978		—	—	48,396	3%

Land	—%		—	—%	—	—		16	28,332	28,332	1%
1- 4 family construction			—			—		43	36,867	36,867	2%
Other (including net deferred fees)			56,137			56,943			20,570	133,650	7%
Total commercial real estate and construction loans, net of fees, at September 30, 2026			$216,851			$718,400			$143,771	$1,079,022	57%
Total commercial real estate and construction loans, net of fees, at December 31, 2025			$266,317			$766,332			$153,006	$1,185,655	61%
_________________________
(1).Minimum debt service coverage policy is 1.30x for owner occupied and 1.25x for non-owner occupied at origination.
(2).Loan-to-value is based on collateral valuation at origination date against current bank owned principal.
(3).Bank-owned principal is not adjusted for deferred fees and costs.

The loans shown in the above table exhibit strong credit quality, with one nonaccrual loan at September 30, 2026 totaling $10.0 million, which has a specific reserve of $1.3 million. During our assessment of the allowance for credit losses on loans, we addressed the credit risks associated with these portfolio segments and believe that as a result of our conservative underwriting discipline at loan origination and our ongoing loan monitoring procedures, we have appropriately reserved for possible credit concerns in the event of a downturn in economic activity.

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

Allowance for Credit Losses on Loans
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollars in thousands)

	For the Three Months Ended September 30,
	2026		2025
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	(499)	(0.11)%	(500)	(0.11)%
Consumer real estate	—	—%	—	—%
Consumer nonresidential	1	—%	2	—%
Total	$(498)	(0.11)%	$(498)	(0.11)%
Average loans outstanding during the period	$1,871,312		$1,829,587

	For the Nine Months Ended September 30,
	2026		2025
	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year	Net (charge-offs) recoveries	Percentage of net charge-offs to average loans outstanding during the year
Commercial real estate	$—	—%	$—	—%
Commercial and industrial	(499)	(0.03)%	(873)	(0.03)%
Consumer real estate	—	—%	—	—%
Consumer nonresidential	—	—%	(3)	—%
Total	$(499)	(0.03)%	$(876)	(0.03)%
Average loans outstanding during the period	$1,908,056		$1,852,754

			September 30,	December 31,
			2026	2025
Allowance for credit losses on loans receivable, net of fees			0.98%	0.97%
Allocation of the Allowance for Credit Losses on Loans
At September 30, 2026 and December 31, 2025
(Dollars in thousands)

	September 30, 2026		December 31, 2025
	Allocation	% of Total*	Allocation	% of Total*
Commercial real estate	$8,659	46.06%	$9,236	48.91%
Commercial and industrial	5,569	29.63%	4,523	23.95%
Commercial construction	1,628	8.66%	1,940	10.27%
Consumer real estate	2,835	15.09%	3,054	16.17%
Consumer nonresidential	105	0.55%	133	0.70%
Total allowance for credit losses	$18,796	100.00%	$18,886	100.00%
___________________
*Percentage of loan type to the total loan portfolio.

Investment Securities
Our investment securities portfolio is used as a source of income and liquidity. The investment portfolio consists of investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are those securities that we intend to hold for an indefinite period of time, but not necessarily until maturity. These securities are carried at fair value and may be sold as part of an asset/liability strategy, liquidity management, or regulatory capital management. Investment securities held-to-maturity at each of September 30, 2026 and December 31, 2025 totaled $265 thousand and are those securities that we have the intent and ability to hold to maturity and are carried at amortized cost. The fair value of our investment securities available-for-sale was $138.6 million at September 30, 2026, a decrease of $14.5 million, or 9.5%, from $153.2 million at December 31, 2025, primarily due to principal repayments of $11.0 million, offset by purchases of $1.0 million, and a decrease in the market value of the investment securities portfolio totaling $4.5 million at September 30, 2026.
At September 30, 2026 and December 31, 2025, the majority of the investment securities portfolio consisted of securities rated AAA by a leading rating agency. Investment securities which carry a AAA rating are judged to be of the best quality and carry the smallest degree of investment risk. All of our mortgage-backed securities are guaranteed by either the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The effective duration of the investment securities portfolio is just less than 5 years, which is within the industry average. Investment securities that were pledged to secure public deposits totaled $17.1 million and $19.4 million at September 30, 2026 and December 31, 2025, respectively. There were no investment securities that were pledged to secure Federal Reserve Bank of Richmond ("FRB") borrowings at September 30, 2026 and December 31, 2025.
In accordance with ASC 326, we complete periodic assessments on at least a quarterly basis to determine if credit deterioration exists within our investment securities portfolio and if an allowance for credit losses would be required as of a valuation date. As a result of the assessment performed as of September 30, 2026, the investment securities with unrealized losses are a result of pricing changes due to recent rising interest rate conditions in the current market environment and not as a result of credit deterioration. Contractual cash flows for agency-backed portfolios are guaranteed and funded by the U.S. government. Municipal securities have third party protective elements and there are no negative indications that the contractual cash flows will not be received when due. We do not intend to sell nor do we believe we will be required to sell any of our investment securities portfolio prior to the recovery of the amortized cost as of the valuation date. As such, no allowance for credit losses was recognized for our investment securities portfolio at September 30, 2026.
We hold restricted investments in equities of the FRB and FHLB. At each of September 30, 2026 and December 31, 2025, we owned $3.6 million in FRB stock and $1.7 million in FHLB stock.

The following table presents the weighted average yields of our investment portfolio for each of the maturity ranges at September 30, 2026 and December 31, 2025.
Investment Securities by Stated Yields
At September 30, 2026 and December 31, 2025

	At September 30, 2026
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	2.32%	—%	—%	—%	2.32%
Total held‑to‑maturity securities	2.32%	—%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—%	—%	—%	2.92%	2.92%
Corporate bonds	—%	8.46%	3.83%	—%	4.91%
Mortgage‑backed securities	—%	4.39%	2.51%	1.63%	1.70%
Total available‑for‑sale securities	—%	3.53%	3.31%	1.63%	2.00%
Total investment securities	2.32%	3.53%	3.31%	1.63%	2.00%

	At December 31, 2025
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Held‑to‑maturity
Securities of state and local municipalities tax exempt	—%	2.32%	—%	—%	2.32%
Total held‑to‑maturity securities	—%	2.32%	—%	—%	2.32%
Available‑for‑sale
Securities of U.S. government and federal agencies	—%	1.59%	—%	—%	1.59%
Securities of state and local municipalities	—%	—%	—%	2.92%	2.92%
Corporate bonds	—%	9.12%	3.60%	—%	4.55%
Mortgage‑backed securities	—%	4.41%	4.52%	1.61%	1.70%
Total available‑for‑sale securities	—%	3.30%	3.79%	1.62%	1.95%
Total investment securities	—%	3.29%	3.79%	1.62%	1.95%

Deposits and Other Borrowed Funds
The following table sets forth the balances of deposits and the percentage of each category to total deposits for the nine months ended September 30, 2026 and September 30, 2025:
Average Deposit Balances
For the Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)	September 30, 2026		September 30, 2025
Noninterest-bearing demand	$376,587	19.69%	$360,318	19.08%
Interest-bearing deposits
Interest checking	677,077	35.40%	655,651	34.72%
Savings and money markets	341,052	17.83%	358,003	18.96%
Certificates of deposit, $100,000 to $249,999	144,233	7.54%	99,502	5.27%
Certificates of deposit, $250,000 or more	162,772	8.51%	171,063	9.06%
Wholesale deposits	210,932	11.03%	244,084	12.91%
Total	$1,912,653	100.00%	$1,888,621	100.00%
Total deposits were $2.00 billion at September 30, 2026 and at December 31, 2025. Noninterest-bearing deposits were $427.3 million at September 30, 2026, an increase of $64.1 million, or 18%, compared to $363.2 million at December 31, 2025, and represented 21.4% of total deposits at September 30, 2026. Core deposits, which exclude wholesale deposits, increased $53.1 million, to $1.77 billion at September 30, 2026, compared to $1.71 billion at December 31, 2025. Interest checking decreased $91.0 million, or 12%, to $650.1 million at September 30, 2026 compared to $741.0 million at December 31, 2025. Savings and money market deposits increased $6.8 million, or 2%, to $337.9 million at September 30, 2026 compared to $331.0 million at December 31, 2025. Time deposits increased $73.2 million, or 26%, to $350.2 million at September 30, 2026 from $277.0 million at December 31, 2025.
Wholesale deposits were $231.1 million at September 30, 2026 compared to $285.0 million at December 31, 2025, a decrease of $53.8 million, or 19%, primarily due to the increase in our core deposit base. Wholesale deposits are fixed with a weighted average rate of 3.51%. During the second quarter of 2026, the Company unwound $170 million in pay-fixed/receive-floating interest rate swaps that had an average rate of 3.27%. The gain associated with this unwind totaled $1.7 million and will be accreted over the remaining term of the cash flow hedges into interest expense, as the funding associated with these cash flow hedges is still in place.
We are a member of the IntraFi Network (“IntraFi”), which gives us the ability to offer Certificates of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) products to our customers who seek to maximize Federal Deposit Insurance Corporation ("FDIC") insurance protection. When a customer places a large deposit with us for IntraFi, funds are placed into certificates of deposit or other deposit products with other banks in the CDARS and ICS networks in increments of less than $250 thousand so that principal and interest are eligible for FDIC insurance protection. These deposits are part of our core deposit base. At September 30, 2026 and December 31, 2025, we had $210.6 million and $291.9 million in CDARS reciprocal and ICS reciprocal products, respectively.
At September 30, 2026, the estimated amount of total uninsured deposits (including collateralized deposits) was $985.0 million, or 49.2%, of total deposits. The estimate of uninsured deposits generally represents the portion of deposit accounts that exceed the FDIC insurance limit of $250,000 and is calculated based on the same methodologies and assumptions used for purposes of the Bank's regulatory reporting requirements. When excluding collateralized deposits, our estimate of uninsured deposits was $809.6 million, or 40.5% of total deposits, at September 30, 2026.

The following table reports maturities of the estimated amount of uninsured certificates of deposit at September 30, 2026.
Certificates of Deposit Greater than $250,000
At September 30, 2026
(Dollars in thousands)

September 30, 2026
Three months or less	$23,014
Over three months through six months	51,755
Over six months through twelve months	37,764
Over twelve months	50,862
$163,395
We had no other borrowed funds at September 30, 2026 and December 31, 2025. Long-term debt, net of issuance costs, totaled $24.5 million and $18.8 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, we did not have any federal funds purchased.
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
We believe that the Bank met all capital adequacy requirements to which it was subject at September 30, 2026 and December 31, 2025.
Stockholders' equity at September 30, 2026 was $268.5 million, an increase of $14.9 million, or 6%, compared to $253.6 million at December 31, 2025. Net income recorded for the nine months ended September 30, 2026 less dividends paid to shareholders contributed $17.6 million to the increase in stockholders' equity. During the first nine months of 2026, the Company repurchased 131,517 shares of our common stock at a total cost of $2.1 million. We issued 184,000 shares of common stock pursuant to the exercise of stock options which contributed $1.2 million in additional capital during 2026. Accumulated other comprehensive loss increased $2.6 million during the nine months ended September 30, 2026, primarily as a result of the decrease in the market value of available-for-sale investment securities.
Total stockholders' equity to total assets at September 30, 2026 and December 31, 2025 was 11.6% and 11.1%, respectively. Tangible book value per share (a non-GAAP financial measure which is defined in the table below) at September 30, 2026 and December 31, 2025 was $14.49 and $13.74, respectively.
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
The following table shows the minimum capital requirements and the Bank's capital position at September 30, 2026 and December 31, 2025.
Bank Capital Components
At September 30, 2026 and December 31, 2025
(Dollars in thousands)

	Actual		Minimum Capital Requirement (1)			Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2026
Total risk-based capital	$316,033	16.66%	$199,129	>	10.50%	$189,647	>	10.00%
Tier 1 risk-based capital	296,579	15.64%	161,200	>	8.50%	151,718	>	8.00%
Common equity tier 1 capital	296,579	15.64%	132,753	>	7.00%	123,270	>	6.50%
Leverage capital ratio	296,579	13.08%	90,672	>	4.00%	113,339	>	5.00%
At December 31, 2025
Total risk-based capital	$296,612	15.38%	$202,553	>	10.50%	$192,908	>	10.00%
Tier 1 risk-based capital	277,254	14.37%	163,972	>	8.50%	154,326	>	8.00%
Common equity tier 1 capital	277,254	14.37%	135,036	>	7.00%	125,390	>	6.50%
Leverage capital ratio	277,254	12.23%	90,659	>	4.00%	113,324	>	5.00%
________________________
(1).Includes capital conservation buffer.

Reconciliation of Book Value (GAAP) to Tangible Book Value (non-GAAP)
At September 30, 2026 and December 31, 2025
(Dollars in thousands, except per share data)

	2026	2025
Total stockholders' equity (GAAP)	$268,501	$253,600
Less: goodwill and intangibles, net	(7,227)	(7,295)
Tangible Common Equity (non-GAAP)	$261,274	$246,305

Book value per common share (GAAP)	$14.89	$14.15
Less: intangible book value per common share	(0.40)	(0.41)
Tangible book value per common share (non-GAAP)	$14.49	$13.74
Liquidity
Liquidity in the banking industry is defined as the ability to meet the demand for funds of both depositors and borrowers. We must be able to meet these needs by obtaining funding from depositors or other lenders or by converting non-cash items into cash. The objective of our liquidity management program is to ensure that we always have sufficient resources to meet the demands of our depositors and borrowers. Stable core deposits and a strong capital position provide the base for our liquidity position. We believe we have demonstrated our ability to attract deposits because of our convenient branch locations, personal service, technology and pricing. At September 30, 2026 and December 31, 2025, estimated uninsured deposits (excluding collateralized deposits) for the Bank were 49% and 35% of total deposits, respectively.
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
Liquid assets, which include cash and due from banks, federal funds sold and investment securities available for sale, totaled $328.5 million at September 30, 2026, or 14% of total assets, an increase from $280.8 million, or 12% of total assets, at December 31, 2025. At September 30, 2026 and December 31, 2025, investment securities available-for-sale that were pledged as collateral for municipal deposits totaled $17.1 million and $19.4 million, respectively.
Cash flow from amortizing assets or maturing assets also provides funding to meet the needs of depositors and borrowers.
Secondary Liquidity Available and In Use
At September 30, 2026
(Dollars in thousands)

	Liquidity in Use	Liquidity Available
FHLB secured borrowings (1)	$130,000	$437,522
FRB discount window secured borrowings (2)	—	261,300
Unsecured federal fund purchase lines	—	287,196
Total	$130,000	$986,018
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
At September 30, 2026 and December 31, 2025, unused commitments to fund loans and lines of credit totaled $226.8 million and $225.1 million, respectively. Commercial and standby letters of credit totaled $4.2 million at September 30, 2026 and $9.4 million at December 31, 2025. We record a reserve for unfunded commitments based on an estimate of future draws and applying our expected loss rates on those draws. At September 30, 2026 and December 31, 2025, our reserve for unfunded commitments totaled $658 thousand and $471 thousand, respectively.
We provide banking services to customers that are licensed to do business in the cannabis industry, primarily in Virginia, Maryland and the District of Columbia. These customers include multi-state operators, fully integrated state-wide operators, independent dispensary/cultivation licensees, as well as provisional cannabis licensees. We maintain stringent written policies and procedures related to the onboarding of such businesses and to the monitoring and maintenance of such business accounts.
In accordance with federal regulatory guidance and industry best practices, our cannabis banking business is conducted through a comprehensive, defined, and multi-department process, which includes extensive compliance and onboarding due diligence with subsequent involvement by bank experts in cannabis in our operations, branch, treasury management, lending, and credit departments. We perform a multilayered due diligence review of a cannabis business before the business is onboarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, we continue to monitor the business, including additional site visits, to ensure that the cannabis business continues to meet strict requirements, including maintenance of required licenses. We perform periodic financial reviews of the business and monitor the business in accordance with the Bank Secrecy Act of 1970 and other state requirements.
While we are providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. While we are not aware of any instance of a federally-insured financial institution being subject to such liability, the strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government. There is uncertainty with respect to the potential impact to our consolidated financial statements if the federal government should take action against us. As of September 30, 2026, we have not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers: Deposit and loan balances at September 30, 2026 were approximately $148.1 million, or 7% of total deposits, and $226.5 million, or 12% of total loans, respectively. Deposit and loan balances at December 31, 2025 were approximately $129.5 million, or 6% of total deposits, and $193.6 million, or 10% of total loans, respectively.

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
The Company purchased no shares during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Statement of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity, and (vi) related notes.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FVCBankcorp, Inc.
(Registrant)

Date: November 5, 2026	/s/ David W. Pijor
David W. Pijor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ Jennifer L. Deacon
Jennifer L. Deacon
Sr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)